Form 10-K
period 1996-05-31
STRATFORD ACQUISITION CORP
filed 1996-09-24
CIK 945634

                                             FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C.   20549

[  x  ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
               For the fiscal year ended - May 31, 1995
     OR
[     ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

                    Commission file number 0-26112

                     STRATFORD ACQUISITION CORP.
         (Exact name of Company as specified in its charter)

Minnesota                               41-1759882
State or other jurisdiction of          (I.R.S. Employer
incorporation or organization           Identification No.)


5420 North Service Road
Fifth Floor
Burlington, Ontario Canada                   L7L 6C7
(Address of principal executive offices)          (Postal Code)

(905) 319-6411
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class      Name of each exchange on which registered

     None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

     Common Stock

Securities registered pursuant to Section 15(d) of the Act:

Title of each class

     None

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES [  x  ]   NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares outstanding each of the Registrant's classes of Common Stock, as of September 12, 1996 was 8,219,739.

                 Documents Incorporated by Reference

1. Form 10 Registration Statement, filed with the Commission on May 19, 1995 and which became effective by operation of law on July 18, 1995.

2. Form S-8 Registration Statement, filed with the Commission on July 31, 1995, which became effective by operation of law on July 31, 1995, SEC File #33-95264.

3.   Form 8-K filed with the Commission on August 1, 1995.

4.   Form 8-K filed with the Commission on August 29, 1995.

5. Form 10-K for the period ending May 31, 1995 and filed with the Commission on August 30, 1996.

6.   Form 8-K filed with the Commission on September 11, 1995.

7. Form 10-Q for the period ending August 31, 1995 and filed with the Commission on October 12, 1996.

8.   Form 8-K/A filed with the Commission on October 19, 1995.

9. Form 10-Q for the period ending November 30, 1995 and filed with the Commission on December 22, 1995.

10. Form 10-Q for the period ending February 29, 1996 and filed with the Commission on April 13, 1996.

                                PART I

ITEM 1.   BUSINESS

Background

Stratford Acquisition Corp. (the "Company") was incorporated under the laws of the State of Minnesota on February 17, 1966 under the name Twin City Hair Goods, Inc. to engage in the business of wholesale marketing of wigs, hairpieces and related items. On or about December 31, 1968 the Company ceased the foregoing business, changed its name to Stratford, Inc. and began to seek to acquire or be acquired by an operating business. On October 20, 1993, the Company changed its name to Stratford Acquisition Corp. From December 31, 1968 through July 18, 1995, the Company's activities consisted primarily of investigating possible business opportunities.

On July 18, 1995, the Company executed a letter of intent to acquire all of the issued and outstanding shares of common stock of Supercrete N/A Limited, a corporation organized under the laws of the Turks and Caicos Islands, British West Indies. On the same date, in anticipation of executing a definitive agreement with the shareholders of Supercrete, the Company changed its business purpose from one seeking an acquisition candidate to one engaged in the business of manufacturing and marketing formulated concrete mixtures.

On August 15, 1995, the Company executed a definitive acquisition agreement and acquired all of the issued and outstanding shares of Supercrete in exchange for 22,800,000 shares of the Company's common stock. Supercrete owns an exclusive license to manufacture and distribute Supercrete products. Supercrete acquired the license from AMR Investments, Ltd. ("AMR"), a corporation organized under the laws of the Turks and Caicos Islands, British West Indies. AMR acquired its license from Dr. O.A. Battista, deceased a former Director of the Company. AMR is not affiliated with the Company in any matter.

General

The Company is engaged in the business of manufacturing and marketing a technology and an additive for enhancing cement based products, hereinafter referred to as "NovaCRETE" (the name NovaCRETE has been in use since April 15, 1996). Initially, the Company marketed three separate products under the trade name "Fastcrete" which was subsequently changed to "Chemcrete." Fastcrete/Chemcrete 140 was designed for all-purpose feather finish applications including, cracks, potholes, sidewalks and driveways. Fastcrete/Chemcrete 150 was designed for heavy duty driveways, roads, precast blocks and piping, parking lot repairs, airport patching and water breakers. Fastcrete/Chemcrete 200 was designed for metallic magnetic, non-rusting heavy duty outdoor and indoor traffic, nuclear radiation and radon shielding, x-ray shielding walls, and sealed nuclear waste dumps. The only distinguishing feature between the three products, was the amount of additive and sand/ aggregate added to the concrete mixture. In 1996, the Company dispensed with the distinguishing products and began to market the additive under the name NovaCRETE. The Company now adds a predetermined amount of the NovaCRETE additive to cement and sand mixture based upon the type on NovaCRETE finished product for specific applications.

The Company believes that the NovaCRETE technology and additive is unique in that when a cement-based product is blended utilizing the technology and additive, the resulting NovaCRETE multi-purpose mortar used for patching and repairing has the following properties:

     1.   Compressive strength in excess of 11,000 lb./sq. in;

     2.   Sheer bond strength in excess of 5,900 lb/sq. in;

     3.   Flexural strength in excess of 1,300 lb/sq. in;

     4.   Chloride permeability of 816 coulombs;

     5.   Zero shrinkage;

     6. Durability over 302 freeze/thaw cycles (98.3% durability factor);

     7. Resistance to salt scaling over 50 cycles results in a durability factor of 100%

The foregoing properties have been ascertained after testing by independent testing laboratories which employ ASTM procedures.

NovaCRETE additive is distributed in 22 pound bags in powder form and is blended with cement and sand utilizing the NovaCRETE technology. The NovaCRETE finished product is packaged in 66 pound bags, and the ultimate consumer adds water in accordance with the instructions printed on the 66 pound bag to produce the NovaCRETE mortar having the above-mentioned properties.

As of September 12, 1996, the Company sold an aggregate of 435,600 pounds of NovaCRETE finished product at an aggregate sale price of CD$66,000.00.

As of September 12, 1996, the Company sold an aggregate of 124,000 pounds of NovaCRETE additive at an aggregate sale price of U.S.
$3,100,000.00, payment is to be received as the transaction is most recent.

Marketing and Manufacturing

NovaCRETE additive and NovaCRETE finished product are manufactured by an independent contractor on an "as needed" basis. All producers of NovaCRETE are required to sign a non-disclosure agreement prior to receiving the proprietary formula. The Company currently does not employ a sales staff, but has granted geographical sublicenses to third parties. The Company has sold a limited amount of NovaCRETE finished product to distributors.

Lack of Patent Protection

The Company does not hold any patents on any of its technology or product applications. The name "NovaCRETE" has been submitted for trademark approval in the United States of America and Canada, and the Company believes from information received from trademark agents that the word "NovaCRETE" has not previously been used. The Company's wholly owned subsidiary, Supercrete N.A. Limited, a Turks and Caicos corporation, obtained an exclusive world-wide license for the use of the NovaCRETE technology pursuant to an Agreement dated July 19, 1995.
The said Supercrete License Agreement is for a period covering the life of the NovaCRETE technology, plus 21 years. The absence of patent protection represents a lesser risk in that the Company is not able to prevent other companies from developing a similar product whether or not the Company has a patent. In addition, there can be no assurance that the NovaCRETE technology will not infringe on patents owned by others. To the extent that the Company currently relies on unpatented proprietary technology, processes and know-how and the protection of such property by confidentiality agreement, there can be no assurance that others may not independently develop similar technology and know
- - -how or that confidentiality will not be breached. On the other hand, it is much easier for competitors to copy the Company's technology if they purchase the Company's patent text (a copy of which may be obtained for a $2.00 fee from the Registry).

Employees

The Company has three employees other than its Officers and Directors. See "Management." Management of the Company expects to hire more full
- - -time employees, as needed.

Competition

The Company will have to compete with numerous corporations that manufacture additives used in the manufacture of cement-base products, most of whom may have more financial resources.

Offices

The Company's executive offices are located at 5420 North Service Road, Fifth Floor, Burlington, Ontario, Canada L7L 6C7 and the telephone number is (905) 319-6411. The Company also maintains a Research
Facility at 919 Fraser Drive, Burlington, Ontario, Canada.


ITEM 2.   PROPERTIES

The Company's offices are located at 5420 North Service Road, Fifth Floor, Burlington, Ontario, Canada L7L 6C7, and the telephone number is
(905) 319-6411. The Company leases 1,900 square feet of office space from Reimer Construction Limited. The lease period is five years and the monthly rental is $3,049.50, including applicable taxes, Canadian per month the first year increasing to $3,218.91 Canadian the last year.

The Company leases 3,870 square feet of research space at 919 Fraser Drive, Burlington, Ontario, Canada from Lionsgate Realty Holdings, Inc. pursuant to a written lease agreement dated April 1, 1996 and which expires March 31, 2000. The rent is paid monthly in the amount
CDN$1,128,75 or a total of CDN$13,545.00 per year.


ITEM 3.   LEGAL PROCEEDINGS

No material legal proceedings are pending to which the Company is a party or of which any of Company's property is the subject matter. No legal proceedings are known to be contemplated by governmental authorities.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the calendar year covered by this report to a vote of security holders.


                               PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

(a)  Market Information.

The Company's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol SFDA. The table shows the high and low bid of Company's Common Stock during the last two fiscal years. Quotations reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company's securities began trading actively in July 1995. On September 12, 1996, the closing bid price was $1.125.

                                   Bid
Quarter Ended                 High      Low

     May 31, 1996             7 3/4     2 1/2
     February 29, 1996        9 3/4     4 1/8
     November 30, 1995        11        6 1/2
     August 31, 1995          13 1/2    0

     May 31, 1995             0         0
     February 28, 1995        0         0
     November 30, 1994        0         0
     August 31, 1994          0         0

(b)  Holders.

As of September 11, 1996, there were approximately 334 holders of the Company's Common Stock. This number does not include those beneficial owners whose securities are held in street name.

(c)  Dividends.

The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.


ITEM 6.   SELECTED FINANCIAL DATA.

The United States Securities and Exchange Commission has made inquiries of the Company related to certain accounting and financial reporting issues as reported in its quarterly filings. Accordingly, the Company's independent accountant, S. W. Hatfield + Associates, has deferred the release of their audit opinion until such time that all of the issues raised by the Securities and Exchange Commission can be satisfactorily resolved.

Accordingly, the Company will file a Form 10-K/A amending this Form 10-K to include the information required by this Item 6, as soon as the issued can be resolved by the Company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The United States Securities and Exchange Commission has made inquiries of the Company related to certain accounting and financial reporting issues as reported in its quarterly filings. Accordingly, the Company's independent accountant, S. W. Hatfield + Associates, has deferred the release of their audit opinion until such time that all of the issues raised by the Securities and Exchange Commission can be satisfactorily resolved.

Accordingly, the Company will file a Form 10-K/A amending this Form 10-K to include the information required by this Item 7, as soon as the issues can be resolved by the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The United States Securities and Exchange Commission has made inquiries of the Company related to certain accounting and financial reporting issues as reported in its quarterly filings. Accordingly, the Company's independent accountant, S. W. Hatfield + Associates, has deferred the release of their audit opinion until such time that all of the issues raised by the Securities and Exchange Commission can be satisfactorily resolved.

Accordingly, the Company will file a Form 10-K/A amending this Form 10-K to include the information required by this Item 7, as soon as the issues can be resolved by the Company.


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has made no change of accountants nor has the Company filed a Form 8-K under the Securities Exchange Act reporting a change of accountants. There are potential disagreements on matters of accounting principals or practices and/or financial statements disclosure which are presently subject to a separate independent audit review.

                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information concerning the directors and executive officers of the Company and its subsidiaries:

Name                Age       Position

Arthur L. Smith     65        President, Chief Financial Officer and a
                              member of the Board of Directors

Jan Sulkiewicz      55        Vice President and a member of the Board
                              of Directors

Barry Alter         41        Secretary and a member of the Board of
                              Directors

Barbara Robinson    51        Treasurer


All directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified.

Arthur L. Smith, President, Chief Financial Officer and a member of the Board of Directors

Since October 31, 1995, Mr. Smith has been President and a member of the Board of Directors of the Company. Since April 1, 1996, Mr. Smith has been the Chief Financial Officer of the Company. Since 1958, Mr. Smith has practiced law in Toronto, Ontario, Canada specializing in corporate law, commercial law and real estate securitized transactions, representing banks, trust companies, institutional and private lenders. From 1981 to 1995, Mr. Smith was President of Equitable Properties Ltd., a corporation involved in real estate development and financing. Mr. Smith graduated from Queen's University, Kingston, Ontario, Canada in 1953 with a Bachelor of Arts degree (B.A.) and was called to the bar in 1957. He also received a Bachelor in Letters of the Law (L.L.B.) degree from York University, Toronto, Ontario, Canada.

Mr. Smith is not current in his reporting obligations pursuant to
Section 16(a) of the Securities Exchange Act of 1934, as amended.

Jan Sulkiewicz - Vice President and a member of the Board of Directors

Since February 14, 1996, Mr. Sulkiewicz has been Vice President and a member of the Board of Directors. Since August 1982, Mr. Sulkiewicz has been President of J. S. Consultants Ltd., a corporation engaged in the business of providing consulting services to the construction industry relative to manufacturing and product and process development.

Barry Alter - Secretary and a member of the Board of Directors

Since August 9, 1996, Mr. Alter has been a member of the Board of Directors. Since 1983, Mr. Alter has been President of Sweet Expressions which imports and packages confectionery products for the Canadian retail trade. Since 1996, Mr. Alter has been engaged in the business of providing consulting services to publicly traded companies.

Mr. Alter is not current in his reporting obligations pursuant to
Section 16(a) of the Securities Exchange Act of 1934, as amended.

Barbara Robinson - Treasurer

Since February 14, 1996, Ms. Robinson has been Treasurer of the
Company. On February 14, 1996, Ms. Robinson was also appointed as Chief Financial Officer and resigned from this position on April 1, 1996. Since April 1987, Ms. Robinson has owned and operated Barbara J. Robinson Business Services which provides accounting, financial, business and paralegal services to operating entities.

Ms. Robinson is not current in her reporting obligations pursuant to
Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 11.  EXECUTIVE COMPENSATION.

(a)  Cash Compensation.

Mr. Arthur Smith, the Company's President, Chief Financial Officer and a member of the Board of Directors was paid $6,450.00 per month
(CDN$9,000.00) commencing January 1, 1996 or a total of $32,250.00 (CDN$45,000.00) for the fiscal year ending May 31, 1996.

Mr. Sulkiewicz, the Company's Vice President and a member of the Board of Directors is paid a salary of $72,100.00 (CDN$100,000.00) per year, payable bi-monthly to Smart Technologies Inc., a company incorporated in the British Virgin Islands, which is controlled by Mr. Sulkiewicz, in common stock of the Company. The amount of stock Smart Technologies Inc. was entitled to receive was determined by the market price of the stock on the date of issuance. As of May 31, 1996, Mr. Sulkiewicz had received 5,303 shares of common stock. Mr. Sulkiewicz was paid the cost of relocating from British Columbia to Ontario, Canada of approximately US$14,567.00 (CDN$20,204.00). Further the Company is paying Mr. Sulkiewicz the sum of US$2,884.00 (CDN$4,000.00) per month for the maintenance of his previous residence in British Columbia, and will continue to do so until the same has been sold. As of May 31, 1996, the total cash paid relating to the aforementioned matters was $29,605.00 (CDN$40,204.00).

On August 28, 1996, the Company advanced to Mr. Sulkiewicz the sum of US$14,328 (CDN$20,000), without interest thereon. On September 18, 1996, the Company advanced to Mr. Sulkiewicz a further sum of US$14,328 (CDN$20,000), without interest thereon.

Under the terms of a Consulting Agreement entered into on January 22, 1996, between the Company and Smart Technologies Inc., it was agreed that the said Smart Technologies Inc. would be paid for its services by way of the issuance to it of free trading common shares of the Company. Since May 16, 1996, all common shares issued to Smart Technologies Inc. Have been withheld from sale, and are now in the process of being returned to the Treasury of the Company. Accordingly, the Company owes to Smart Technologies Inc. approximately US$36,803 (CN$49,500), for services rendered to the Company by Smart Technologies Inc., from May 1, 1996 to date, pursuant to the aforesaid Consulting Agreement dated January 22, 1996.

Mr. Sulkiewicz has executed the two Promissory Notes in favor of the Company, referred to above, as security until the physical return to the Company's Treasury of all stock issued to Smart Technologies Inc. from May 16, 1996 to date.

Ms. Robinson was paid a salary of US$4,400 per month (CDN $6,000) commencing February 5, 1996. As of May 31, 1996, Ms. Robinson had received a total of $17,577 (CDN$23,870).

The Company does not have employment agreements with any of its officers or directors.

(b)  Compensation Pursuant to Plans

The Company has no retirement, pension or profit sharing plans covering its Officers or Directors other than (i) a Non-Qualified Incentive Stock Option Plan which has been filed with the Securities and Exchange Commission on Form S-8 (Commission File No. 33-95264) and which became effective on July 31, 1995; and, (ii) a medical/dental/vision/life insurance plan in place for all employees.

On March 15, 1996, Mr. Smith was granted an option to purchase 50,000 shares of common stock at an option exercise price of $0.0001 per share. The option expires on March 15, 2001. Mr. Smith exercised his options on August 19, 1996.

On March 15, 1996, Mr. Sulkiewicz was granted an option to purchase up to 50,000 shares of common stock at an option exercise price $0.0001 per share. The option expires on March 15, 2001. Mr. Sulkiewicz exercised his option on August 19, 1996.

On March 15, 1996, Ms. Robinson was granted an option to purchase
50,000 shares of common stock at an option exercise price of $0.0001 per share. The option expires on March 15, 2001. Ms. Robinson exercised her option on August 19, 1996.

(c)  Other Compensation.

The Company has obtained and pays for a rental car for Mr. Smith. The monthly car rental and insurance is approximately $465.00 (CDN$639.30). On March 15, 1996, the Company granted Mr. Smith an option to purchase 525,000 shares of common stock at an exercise price of $3.00 per share, provided the shares are purchased in blocks of 100,000 shares per year which may be exercised in whole or in part and pre-tax profit of $1,000,000 is attained by the Company each year. As of the date hereof, Mr. Smith has not exercised any of the foregoing options to purchase 525,000 shares of common stock.

On March 15, 1996, the Company granted Mr. Sulkiewicz an option to purchase up to 300,000 shares of common stock at an exercise price of $3.00 per share, provided the shares are purchased in blocks of 60,000 shares per year which may be exercised in whole or in part and pre-tax profit of $1,000,000 is attained by the Company each year. As of the date hereof, Mr. Sulkiewicz has not exercised any of the foregoing options to purchase 60,000 shares of common stock.

On March 15, 1996, the Company granted to Ms. Robinson an option to purchase up to 300,000 shares of common stock at an exercise price of $3.00 per share, provided the shares are purchased blocks of 60,000 shares per year which may be exercised in whole or in part and pre-tax profit of $1,000,000 is attained by the Company each year. As of the date hereof, Ms. Robinson has not exercised the foregoing option to purchase 60,000 shares of common stock.

Mr. Alter entered into a consulting agreement with the Company on February 26, 1996 wherein Mr. Alter agreed to provide consulting services in the form of promoting the interest and business of the Company in the international brokerage community. The consulting agreement granted an option to Mr. Alter to purchase up to 100,000 shares of free trading common stock of the Company. Mr. Alter could have exercised the option on a monthly basis by paying to the Company one-third of the average closing trade price offer the last three trading days of the previous month. The option commenced on March 1, 1996 and was due to expire on March 1, 1997. Mr. Alter could not have exercised options in excess of 10,000 shares per month, provided that if Mr. Alter declined to exercise an option block in any given month, the unexercised options could have been accumulated and exercised at any time prior to March 1, 1997. All options not exercised by March 1, 1997 would have expired. As of the date hereof, Mr. Alter has exercised options for 30,000 shares. The said Consulting Agreement was cancelled by the Company on June 6, 1996 and provided that no share options granted to Mr. Alter under the Consulting Agreement could be exercised after June 5, 1996. Accordingly, Mr. Alter may not acquire any additional shares pursuant to his consulting agreement.

(d)  Compensation of Directors.

The Company's Directors receive no compensation for their services; however, they are reimbursed for travel expenses incurred in serving on the Board of Directors.

(e)  Termination of Employment and Change of Control Arrangements.

There are no plans or contracts in place which provide for the compensation of officers and directors upon their termination of employment or a change in control of the Company. Further, the Company presently does not plan to alter or amend the compensation for each officer and/or director described above during the fiscal year June 1, 1996 through May 31, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

The following table sets forth certain information regarding ownership of the Company's Common Stock as of September 12, 1996 by each Officer and Director, all Officers and Directors as a group and each beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock:

[S]                      [C]            [C]                 [C]
Name and address         Number of                          Percent
of owner                 Shares         Position            of Class

Arthur L. Smith             50,000      President, Chief     0.61%
2210 Lakeshore Road                     Financial Officer
Suite 603                               and Director
Burlington, Ontario
Canada L7R 4J9

Jan Sulkiewicz              50,000      Vice President and   0.61%
114 DeRose Avenue                       Director
Bolton, Ontario
Canada L7E 1A6

Barry Alter                 55,000      Secretary and        0.67%
488 Melrose Avenue                      Director
Toronto, Ontario
Canada M5M 2A2

Barbara Robinson            50,000      Treasurer            0.61%
1275 Pallatine Drive
Oakville, Ontario
Canada L6H 1Z1


All officers and           205,000                           2.50%
directors as a
group (4 persons)

10022 Investments Ltd.     470,000                           5.72%
c/o P. O. Box 260
Butterfield Square
Providenciales,
  Turks & Caicos Islands

94909 Investments Ltd.     450,000                           5.47%
c/o P. O. Box 260
Butterfield Square
Providenciales,
  Turks & Caicos Islands


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a) On March 31, 1995, Suncastle Development Corporation loaned the Company $10,000 in Canadian funds and $5,000 in U.S. funds without interest and payable upon demand. As of September 12, 1996, there remains a unpaid balance on said note the sum of $ NIL.

(b) On April 3, 1995, the Company's shareholders approved an amendment to the Company's Articles of Incorporation increasing its authorized capital to 50,000,000 shares of Common Stock, $0.001 par value per share. The Amended Articles of Incorporation were filed with the Minnesota Secretary of State in May 1995.

(c) On April 19, 1995, the Company issued an aggregate of 1,068,500 "restricted" shares of Common Stock in consideration of $238,000 and issued 2,931,500 "restricted" shares of Common Stock to insiders, promoters and founders of the Company for services rendered, all pursuant to Section 4(2) and/or Reg. S of the Securities Act of 1933, as amended.

(d) On August 15, 1995, the Company exchanged 22,800,000 shares of its common stock, pursuant to Regulation S of the Securities Act of 1933 for 100% of the issued and outstanding common stock of Supercrete N/A Limited ("Supercrete"), a corporation incorporated on July 19, 1995 under the laws of the Turks and Caicos Islands, British West Indies. Supercrete owned an exclusive worldwide license to manufacture and market NovaCRETE which it obtained from AMR Investments Limited. The license agreement is for a period covering the life of the technology described therein (NovaCRETE) plus 21 years. Supercrete executed a promissory note in the amount of $1,000,000 which was subsequently cancelled upon the execution on November 30, 1995 of a one-year marketing agreement with AMR Investments Limited, grantor of the sublicense. In addition, the agreement provided for the payment of a royalty of 4.0% on gross sales with a minimum royalty payment of $15,000 per quarter. This was also modified to a 2.0% royalty fee on gross sales with a minimum royalty payment of $7,500 per quarter, commencing on April 30, 1996 for the first calendar quarter on 1996.

(e) On June 24, 1994, the Company entered into a consulting agreement with Dr. Battista wherein Dr. Battista agreed to provide the Company with consulting and technical services related to the use of the NovaCRETE technology for a period not to exceed three years from June 24, 1995 at the rate of $5,000 per month. This agreement was cancelled by the Company. Supercrete agreed to pay Dr. Battista or any entity designated by the Dr. Battista, the sum of $1,500 per day for laboratory time related to Supercrete requested research and development services related to the NovaCRETE technology. This portion of the license agreements terminated upon the death of Dr. Battista on October 3, 1995 and no amounts were paid or accrued under these sections of the agreements. For the year ending May 31, 1996, $63,000 was paid or accrued for royalty expense related to the agreements, as modified.

(f) In August 1995, the Company issued an option to Conrad C. Lysiak, an attorney representing the Company, to purchase up to 100,000 shares of common stock at an exercise price of $0.0001 per share. Mr. Lysiak exercised the entire option and received 100,000 shares of common stock. On December 27, 1995, the foregoing agreement was rescinded to the extent that 85,000 shares were returned to the Company and exercise price of the option paid by Mr. Lysiak was returned to him.

(g) On January 16, 1996, the Company repurchased 21,000,000 shares of common stock issued to the shareholders of Supercrete in conjunction with the acquisition of Supercrete, in exchange for 84,000 pounds of NovaCRETE.

(h) On January 24, 1996, the Company executed an agreement to acquire all of the issued and outstanding common stock of Kwik-Mix Materials Limited, an Ontario corporation for $1,115,241 (CDN$1,500,000). On September 6, 1996, the foregoing agreement was mutually rescinded and $44,610 (CDN$60,000) of the $74,349 (CDN$100,000) deposited in escrow by the Company was refunded to it.

(i) On November 1, 1995, the Company entered into a contract for agency service with 1154108 Ontario Inc., a corporation owned by Lee Monaco, the wife of the Company's President, Arthur L. Smith. 1154108 Ontario Inc. facilitates the payment of all invoices and payroll related to the Company's executive offices. The agent is reimbursed for all disbursements on behalf of the Company and is paid a fee of 5% of the gross disbursements. The foregoing service fee is no less favorable than as can be obtained from independent third parties.

(j) During the fiscal year ending May 31, 1996, the Company sold an aggregate of 485,700 shares of common stock for an aggregate sum of $483,000. The shares were sold pursuant to Reg. S of the Securities Act of 1933 or were issued via options from the Non-Qualified Incentive Stock Option plan.

(k) On July 25, 1996, the Company entered into a one-year consulting agreement with Eurasia Capital Management, Inc. to provide consulting services for purposes of enhancing as well as expanding the Company's existing product line and attracting public awareness to its existence. The Company will compensate the consultant with 170,000 units. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at a price of $3.00 (US$) per share for a period of time of up to two (2) years from the date of issue. The units are to be issued as follows: 75,000 on the execution date of the agreement; 37,500 on the thirtieth day after execution; 37,500 on the sixtieth day after execution and 20,000 shares on the ninetieth day after execution. The Company has agreed to file a Form S-8 Registration Statement to register the shares underlying the warrant portion of each unit. Additionally, the Company will reimburse the consultant for all direct out-of-pocket costs incurred by the consultant on the Company's behalf.

(l) On July 31, 1996, the Company entered into a five-year supply and distribution agreement with Globesat Holding Corp. whereby the Company granted the exclusive rights to market, sell and distribute the Company's products to the countries of Argentina, Chile and Mexico.
The Company was compensated with 300,000 restricted shares of the Globesat Holding Corp.'s common stock. In the agreement, the distributor has minimum purchase requirements of an aggregate $1,000,000 during the first two years of the agreement and $1,000,000 per year for years three (3) through five (5) of the agreement to maintain the exclusivity of the arrangement. The Company has agreed to provide a maximum of $100,000 of product blending equipment for the production of the Company's product. The distributor, or its approved designee, must post an acceptable performance bond to ensure the purchase of a minimum of 220,000 pounds of the Company's product during the first year of the agreement in order to receive the equipment. As an alternative to the provision of product blending equipment, the Company shall provide the distributor with product purchase price credits of up to $100,000. The Company has also agreed to provide $10,000 annually for advertising and marketing support.

(m) On August 13, 1996, the Company entered into a strategic alliance with an unrelated company, Eurotech, Inc., whereby the Company granted an exclusive license to issue distributorship licenses for the purpose of marketing, selling and distributing the Company's products into the countries formerly composing the "Former USSR."

(n) On May 31, 1996, the Company executed a joint venture agreement with Despina Patsianis, a Greek company for the purpose of manufacturing and selling the Company's concrete additive products into Europe, Africa and the Middle East. The Company has licensed its technology and technological processes to the joint venture in exchange for its 49.0% equity participation and ownership. This license agreement and capital contribution is valued at approximately $1,575,000, which approximates the discounted value (at 8.5%) of the initial royalty stream guaranteed to the Company by the joint venture. For discounting purposes, this amount is anticipated to be received in the initial five (5) years of the joint venture and will be recognized as income on a periodic basis as the $2 million is received by the Company in cash.

The Company is entitled to receive 10% of the gross sales of the joint venture as a royalty payment until the Company receives $2 million (US$). Additionally, the joint venture will distribute an amount equal to 50.0% of the total net after-tax profits for any operating year less any accumulated losses from prior years and less current contributions to reserves approved by the joint venture's Board of Directors. However, the joint venture will make no dividend distributions until the joint venture accumulates reserves of at least $1 million (US$).

(o) On July 31, 1996, the Company, Supercrete and Globesat Infrastructure Technologies Corp. ("Tech"), a Utah corporation entered into a supply and distribution agreement whereby Globesat was granted an exclusive license to market, sell and distribute NovaCRETE and Pre-Mix in the United States, it territories, protectorites and possessions, subject to Tech purchasing: (1) $1,000,000 of NovaCRETE prior to November 30, 1997; (2) $1,000,000 of NovaCRETE prior to November 30, 1998; (3) $1,000,000 of NovaCRETE prior to November 30, 1999; (4) $1,000,000 of NovaCRETE prior to November 30, 2000; and (5) $1,000,000 of additive prior to November 30, 2001. The Company will contribute $10,000 annually towards the cost of Tech's advertising and marketing.

                               PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.

(a) The United States Securities and Exchange Commission has made inquiries of the Company related to certain accounting and financial reporting issues as reported in its quarterly filings. Accordingly, the Company's independent accountant, S. W. Hatfield + Associates, has deferred the release of their audit opinion until such time that all of the issues raised by the Securities and Exchange Commission can be satisfactorily resolved.

Accordingly, the Company will file a Form 10-K/A amending this Form
10-K to include the information required by this Item 14, as soon as, the issued can be resolved by the Company.


(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c)  Exhibits.

Exhibit
  No.     Description

 1.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 1.1 to the Registrant's Registration Statement on Form 10, SEC File No. 0-26112)

 1.2      Amended Articles dated 12/31/68 (incorporated by reference to
          Exhibit 1.2 to the Registrant's Registration Statement on Form 10, SEC File No. 0-26112).

 1.3      Amended Articles dated 8/12/93 (incorporated by reference to
          Exhibit 1.3 to the Registrant's Registration Statement on Form 10, SEC File No. 0-26112).

 1.4      Amended Articles dated 10/20/93 (incorporated by reference to
          Exhibit 1.4 to the Registrant's Registration Statement on Form 10, SEC File No. 0-26112).

 1.5      Amended Articles dated 5/11/95 (incorporated by reference to
          Exhibit 1.5 to the Registrant's Registration Statement on Form 10, SEC File No. 0-26112).

 1.6      Amended Articles dated 5/11/95 (incorporated by reference to
          Exhibit 1.6 to the Registrant's Registration Statement on Form 10, SEC File No. 0-26112).

Exhibit
  No.     Description

 1.7      Bylaws of the Company (incorporated by reference to Exhibit
          1.7 to the Registrant's Registration Statement on Form 10, SEC File No. 0-26112).

10.1      Nonqualifying Stock Option Plan (incorporated by reference to
          Exhibit 10.1 to the Registrant's Registration Statement on Form S-8, SEC File No. 33-95264).

10.2 Letter of Intent (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-8, SEC File No. 33-95264 and Form 8-K dated July 31, 1995, SEC File No. 0-26112).

10.3. Acquisition Agreement between the Company and Supercrete N/A Limited (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K dated August 25, 1995, SEC File No. 0-26112).

10.4      Agreement between AMR Investments Ltd. and Supercrete N/A
          Limited (incorporated by reference Exhibit 10.4 to the Registrant's Form 8-K dated August 25, 1995, SEC File No. 0-26112).

10.5      Agreement between Supercrete N/A Limited and Kwik-Mix
          Materials Limited (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K dated August 25, 1995, SEC File No. 0-26612).

10.6 Agreement between Research Services Corporation, Orlando A. Battista and Suncastle Investments Limited.

10.7      Supply and Distribution Agreement with Globesat
          Infrastructure Technologies Corp. for USA.

10.8      Supply and Distribution Agreement with Globesat
          Infrastructure Technologies Corp. for Chile, Argentina and
          Mexico.

10.9      Joint Venture Agreement with Despina Patsianis.

10.10     Strategic Alliance Agreement with Eurotech, Ltd.

10.11     Agreement with Eurasia Capital Management, Inc.

10.12 Agreement between Supercrete NA, 911014 Ontario Inc. and Allcruz Construction & Development Corporation.

Exhibit
  No.     Description

10.13 Assignment of Interest in License Agreement between G.R.B. Technologies Inc., Sunbow Protective Coatings Inc. And
          Supercrete N/A Limited

24.1      Consent of S. W. Hatfield & Associates, CPA.

28.1      Office Lease (incorporated by reference to Registrant's
          Registration Statement on Form 10, SEC File No. 0-26112).

28.2      Research Facility Lease with Lionsgate Realty Holdings, Inc.

28.3      Management Agreement with 1154108 Ontario, Inc.

28.4      Relocation Agreement with Jan Sulkiewicz.

28.5      Consulting Agreement with Smart Technologies, Inc.

28.6      Consulting Agreement with Herb Adams.

28.7      Termination Agreement with Herb Adams.

28.8      Consulting Agreement with Barry Alter.

29.9      Termination of Consulting Agreement with Barry Alter.

29.10     Letter from the Company's Treasurer to the Securities and
                    Exchange Commission.

                              SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of September, 1996.

                              STRATFORD ACQUISITION CORP.
                              (Registrant)

                              BY: /s/ Arthur L. Smith, President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as follows:

SIGNATURES               TITLE                         DATE

/s/ Arthur L. Smith      Member of the Board of        9/16/96
                         Directors, President,
                         Chief Executive Officer
                         and Chief Financial
                         Officer

/s/ Jan Sulkiewicz       Member of the Board of        9/19/96
                         Directors and Vice
                         President

/s/ Barry Alter          Member of the Board of        9/16/96
                         Directors and Secretary

/s/ ____________________ Treasurer                     9/19/96