Form 10-K
period 1997-05-31
STRATFORD ACQUISITION CORP
filed 1997-09-08
CIK 945634

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

                        STRATFORD ACQUISITION CORPORATION
             (Exact name of registrant as specified in its charter)

       Minnesota                      0-26112                   41-1759882
(State of Jurisdiction)      (Commission File Number)      (IRS Employer ID No.)

1775 Broadway, Suite 1410, New York, New York                     10019
(Address of Principal Executive offices)                        (Zip Code)

Registrant's telephone number, including area code 905-566-0716

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                                   Name of each exchange on
    Title of each class                                which registered
    -------------------                            ------------------------
Common Stock $.001 par value                  NASD OTC Electronic Bulletin Board
- ----------------------------                  ----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the
past 90 days. Yes __X__   No _____.

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ].

Based on the closing sales price of $.32 on June 6, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,989,433. The number of shares outstanding of the registrant's common stock, $.001 par value was 10,113,381 on May 31, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K                                      Incorporated Document
- ---------------------                                      ---------------------

Part IV
Item 14(C) - Reports on Form 8-K                           Forms 8-K filed on
                                                           October 14, 1996 and
                                                           October 29, 1996

                        STRATFORD ACQUISITION CORPORATION

                                Table of Contents

                                                                        Page No.
                                                                        --------

Part I

 Item 1.    Business........................................................  1

              a. Risk Factors ..............................................  3

 Item 2.    Properties......................................................  8

 Item 3.    Legal Proceedings...............................................  8

 Item 4.    Submission of Matters to a Vote of Security
             Holders........................................................  9

Part II

 Item 5.    Market for Registrant's Common Equity and
             Related Stockholder Matters....................................  9

 Item 6.    Selected Financial Data......................................... 10

 Item 7.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations................... 10

 Item 8.    Financial Statements and Supplementary Data..................... 11

 Item 9.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.......................... 13

Part III

 Item 10.   Directors and Executive Officers of the Registrant.............. 13

 Item 11.   Executive Compensation.......................................... 14

 Item 12.   Security Ownership of Certain Beneficial Owners
            and Management.................................................. 15

            a. Section 16(a) Beneficial Ownership Reporting
               Compliance................................................... 16

 Item 13.   Certain Relationships and Related Transactions.................. 16

Part IV

 Item 14.   Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K............................................. 17

                                     PART I

Item 1. Business

        Historical Background

Stratford Acquisition Corporation ("the Company") was incorporated under the laws of the State of Minnesota on February 17, 1966. From its inception to August 15, 1995, the Company had limited operations and was primarily dormant prior to its acquisition of Supercrete N.A., Limited, a corporation organized under the laws of the Turks and Caicos Islands, British West Indies ("Supercrete"). On August 15, the Company executed a definitive acquisition agreement with Supercrete and acquired all of the issued and outstanding shares of Supercrete in exchange for 22,800,000 share of the Company's common stock. Supercrete owned an exclusive license ("Supercrete License") to manufacture and distribute Supercrete products ("Supercrete Products"). Supercrete acquired the Supercrete License from AMR Investments, Ltd. ("AMR"), a corporation organized under the laws of the Turks and Caicos Islands, British West Indies. AMR acquired the Supercrete License pursuant to an agreement dated July 24, 1994 amongst AMR, the late Dr. O.A. Battista ("Battista Estate") who was the original inventor of the technology and processes for making Supercrete Products and a company he controlled, Resources Services Corporation ("RSC"), which is a Texas corporation. In accordance with the agreement between AMR, the Battista Estate and RSC, both the Battista Estate and RSC notified AMR, and all subsequent assignees of the Supercrete License, including the Company, that the agreement had been breached for failure to pay royalties on sales of Supercrete Products and consulting fees to the Battista Estate and RSC. On May 13, 1997, RSC and the Battista Estate presented a final written notice to the Company that the Supercrete License and all rights thereto, had been terminated. In June 1997, the Company after negotiations with representatives of the Battista Estate and RSC, entered into a new licensing agreement with the Battista Estate ("the Stratford Agreement"). The Stratford Agreement provides that in exchange for granting the Battista Estate the right to retain the original 500,000 shares of the Company's common stock they received upon entering the licensing agreement with AMR and the right to receive a future royalty fee of 2% of the gross sales of all Supercrete Products, which royalty fee shall not exceed $500,000 (USD) over the life of the Stratford Agreement, the Company was granted the exclusive and definitive right and title to the Supercrete License. In the event of a default on any royalty fee payment the Battista Estate shall, at its sole option, receive a promissory note or common stock for the unpaid full value of the unpaid royalty fee.

On November 29, 1996, the Company's entire board of directors and officers resigned, except for Mr. A. Roy MacMillan, who at the time was a director and vice president of the Company. As a result of these resignations, Mr. MacMillan became Chairman of the Board of the Company and Messrs. Douglas Friedenberg and Richard Brodzig were appointed to fill the vacancies on the board of directors caused by the resignations of Mr. Arthur Smith and Ms. Lee Monaco as directors. In December, 1996, Mr. Richard Brodzig agreed to resign from the Company so that
G. Colin Rayner, Esq., a Canadian lawyer, could serve as a director. The new board of directors then elected Mr. MacMillan as President, Mr. Friedenberg as Treasurer and Mr. Rayner as Secretary. On March 11, 1997, a majority of the board of directors elected Mr. Daniel W. Dowe as its fourth director.

In addition to the foregoing, on December 20, 1996, Supercrete granted to the Company an unconditional right and title to the Supercrete License and was subsequently deregistered from the Registrar of Companies for the Turks and Caicos Islands, and is no longer a wholly-owned subsidiary of the Company. The deregistration of Supercrete was intended to eliminate any unnecessary costs and fees being incurred by Supercrete, which had no operations when deregistered. The Company believes the Stratford Agreement will substantially reduce the potential for any legal challenges against the Company over the rightful ownership of the Supercrete License, which may have been attributable to the several transactions whereby the Supercrete License was conveyed to multiple parties, all of whom were in breach of the Supercrete License for failure to make any royalty and consulting fee payments to RSC and Battista Estate.

In addition, on or about January 8, 1997, the Company provided Globesat Infrastructure Technologies Corporation ("Globesat") with written notice that the Supply and Distribution Agreement entered into on July 31, 1996, amongst the Company, Globesat and Supercrete (the "Globesat Agreement") was terminated. The Company believes that the Globesat Agreement was never entered into on an arm's length basis or in good faith by the parties for the following reasons: (i) a Globesat principal, Mr. Mel Greenspoon, was formerly a director and officer of the Company and is currently a shareholder, (ii) Mr. Arthur Smith, who was forced to resign from the Company pursuant to a demand by a substantial number of shareholders, represented the Company when it entered into the Globesat Agreement and is believed to not have been acting in good faith as a fiduciary of the Company on account of Globesat's financial inability to perform its obligations under the Globesat Agreement, and (iii) Globesat's failure to disclose to the Company its weak financial state and that of its parent corporation, Globesat Holding Corporation, at the time Globesat entered into the Globesat Agreement. Additionally, Globesat Holding Corporation's recently disclosed consolidated financial statements indicates its currently weak financial status and the inability of its subsidiary, Globesat, to currently perform its obligations under the Globesat Agreement. In light of the Company's termination of the Globesat Agreement, the Company returned to Globesat a stock certificate representing 300,000 common shares of Globesat Holding Corporation that was issued to the Company to secure Globesat's performance under the Globesat Agreement. Notwithstanding the Company's actions, Globesat has notified the Company it believes the Globesat Agreement to be in full force and effect. The Company has reaffirmed its position in writing to Globesat subsequent to receiving the notification from Globesat and has joined Globesat in the below described case Stratford Acquisition Corporation v. 10222 Investments, et. al., Index No. 97-1954 DSD/JMM. (See Part I, Item 3 - Legal Proceedings).

On June 3, 1997, at a meeting of the Board of Directors, the Board adopted the first official set of By-laws for the Company. Although there had been numerous allegations that the Company had duly authorized By-laws, a search of all corporate records, revealed only an unsigned set of By-laws that were not believed to have been adopted by the Company's incorporators, by its first board of directors or by the shareholders at an annual meeting. With interest in correcting all legal, financial and operational problems that the Company has been beset with, the Board adopted the By-laws and will provide the shareholders with the right to vote on the By-laws at the next annual meeting of shareholders. The newly adopted By-laws provide for the removal of directors. In accordance with this provision, the majority of the Board voted, to remove G. Colin Rayner from the Board.

The Company's  primary  operations  will be conducted  through its  wholly-owned subsidiary, Novacrete Technology (Canada) Inc., which is a corporation formed under the laws of the Province of Ontario, Canada on January 20, 1997 ("Novacrete Canada"). The directors and officers of the Company have assumed the same positions at Novacrete Canada.

Subject to shareholders approval at the next annual meeting of shareholders, the Company's management will propose changing the Company's name to Novacrete Technology, Inc. Currently, the Company uses an assumed name to do business as Novacrete Technology in the United States.

                                  RISK FACTORS

     The Company is in the development-stage and any evaluation of the Company and its business should only be made after having given careful consideration to the following risk factors, in addition to those appearing elsewhere in this Form 10-K.

     Limited Operating History. From its inception, the Company has had essentially no operating history. From August, 1995, the Company has been engaged principally in research and development activities relating to the development of a mineral-based additive to be used for enhancing the basic properties of cementitious products (cements, mortars and concrete). The Company's efforts to emerge from the development stage were further delayed due to the management transition in late-1996. Accordingly, the Company's operations are subject to the risks inherent in the establishment of a new business enterprise; specifically, the complications, delays and resulting expenses often encountered in the marketing of a new technology, the uncertainties of developing and marketing new or related products and the difficulties in recruiting and retaining qualified personnel. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Lack of Profitability. The Company has recorded net losses for each year of operation (1994-1997) and has incurred an accumulated deficit of $1,543,822. In the year ending May 31, 1997, the Company had a net loss from operations of $1,027,510.

     Uncertain Market Acceptance. Since 1994, the Company has focused its product development efforts on the development of a mineral-based additive mixture that is blended into cementitious products to improve the basic properties of these products. The Company is also developing finished mortar and concrete products that will be marketed and sold under the brand name Novacrete. Although there is an existing market for the Company's products there is a risk that the end-users of the Company's products may not appreciate the benefits or recognize the potential applications of the Company's products. Market acceptance of the Company's products will depend, in large part, upon the ability of the Company to demonstrate to the industry the cost effectiveness of using its products and that the products pose no environmental risks. In addition, although one of the Company's primary mortar products, Novacrete MP (Multi-Purpose), received favorable test results from an outside testing facility employing American Society for Testing and Materials ("ASTM") standards, this product has not been used enough commercially to establish empirical results.

     Limited Product Line. The Company's revenues will depend on its limited product line. Although the Company plans to expand the capacity of its Novacrete Canada operating facility, at present it can only produce its basic additive mixture, only one mortar product, Novacrete Multi-Purpose Mortar, and three high-density concrete formulations, Novacrete 200, Novacrete 320, and a product made pursuant to customer specifications. Because of the complexity of the Company's products, development of products requires substantial time and resources and favorable results from outside testing facilities employing ASTM standards. There can be no assurance that any of the Company's products will receive favorable testing results or achieve market acceptance.

     Limited Marketing Organization. Commercialization of the Company's products will be substantially dependent on the Company's ability to develop or acquire a marketing and sales organization, or enter into distribution agreements with established distributors of cementitious products. There can be no assurance that the Company can develop or acquire a marketing organization, however the Company, under terms less favorable to the Company, could likely enter into distribution agreements with qualified distributors.

     Need for Additional Capital. The Company will require an immediate investment of approximately $500,000 (USD) to acquire the necessary equipment for its manufacturing facility operated by Novacrete Canada, hire additional personnel and for working capital. Funds for these purposes may be obtained from a number of sources, including, sales of equity and debt instruments, bank financing and joint ventures. However, the Company currently has no arrangements for such financing, and there can be no assurance that any additional financing can be obtained or, if obtained, that it will be of a sufficient quantity to meet the Company's immediate needs or on reasonable terms.

     Uncertainty of Protection Offered by Patents and Trade Secrets. The Company's technology is not protected by patents. The absence of patent protection represents a risk in that the Company is not able to prevent other persons from developing a similar product. In addition, there can be no assurance that the Company's technology or products will not infringe on a patent owned by another person. To the extent the Company currently relies on unpatented proprietary technology, processes and know-how and the protection of such property by confidentiality agreements, there can be no assurance that others may not independently develop similar technology and know-how or that the confidentiality will not be breached by an unrelated party.

     The Company relies upon trade secret protection for much of its confidential and proprietary technology and know how. There can be no assurance that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets. Even if there is an infringement of any of the Company's trade secrets, the cost of enforcing its rights in an infringement action could be substantial and would divert funds and resources that would otherwise be available for other aspects of the Company's operations.

     Need for Qualified Personnel. In order to meet its business objectives, the Company will need to hire additional marketing, scientific and manufacturing personnel. The Company will be required to compete for such personnel with companies having greater financial and other resources than the Company. Since the future success of the Company will be dependent, in part, upon its ability to attract and retain qualified personnel, its ability to do so could have a material adverse effect upon the business of the Company.

     U.S. Securities and Exchange Commission's ("SEC") Investigation of the Company and Certain Former Directors and Officers. The staff of the SEC has conducted an informal investigation of the Company and certain of its former directors and officers (pre-November 29, 1996). Since the directors and officers that are believed to be part of the SEC's investigation are no longer associated with the Company, the Company believes the investigation will have no material adverse consequences to the Company or the continued trading of its common stock.

     Absence of Dividends. The Company has not paid any cash dividends and does not anticipate paying any dividends in the foreseeable future. Earnings, if any, will be retained to fund development and expansion. There is no assurance that the Company will at any time pay cash dividends.

     General

The Company is engaged in the business of manufacturing and marketing an additive for enhancing cement-based products which additive was formerly known as Supercrete. Upon acquiring the Supercrete License and until April 15, 1996, the Company marketed three separate products using the additive under the tradename Fastcrete, which was subsequently changed to Chemcrete. Fastcrete/Chemcrete 140 was designed for all-purpose weather finish applications including cracks, potholes, sidewalks and driveways. Fastcrete/Chemcrete 150 was designed for heavy-duty driveways, roads, precast blocks and piping, parking lot repairs, airport patching and water breaks. Fastcrete/Chemcrete 200 was designed to include metallic aggregate for non-rusting heavy duty outdoor and indoor traffic, nuclear radiation and radon shielding, x-ray shielding walls and sealed nuclear waste dumps. The main distinguishing features between the three products was the amount of additive that was added to the sand and cement mixture and the inclusion of metal aggregates. Subsequent to April 15, 1996, the Company began to market all of its products, including the additive, under the brand name Novacrete (now known as the "Novacrete Additive").

The Novacrete Additive will be distributed in 22 pound bags in powder form and sold separately as Novacrete Additive. Additionally, the Novacrete Additive will be blended with specific quantities of cement and sand using the technology owned by the Company for blending the Novacrete Additive to produce various Novacrete products which will be sold mainly in 66 pound bags ("Novacrete Finished Products"). Users of the Novacrete Finished Products will then add water pursuant to the written instructions printed on the face of the bag for each of the various types of Novacrete Finished Products to create the desired Novacrete Finished Product that will be used for a specific application.

In January, 1997, the Company moved its principal executive office to 1775 Broadway, Suite 1410, New York, New York 10017. In April, 1997, Novacrete Canada entered into a five year lease for a manufacturing and office facility located at 2525 Tedlo Street, Unit B, Mississauga, Ontario, Canada L5A 4A5. The Company will maintain a limited manufacturing and marketing operation during the fiscal year ending May 31, 1998, and will enter into limited licensing and distribution agreements with substantially larger entities that are capable of marketing, and in some instances, manufacturing, the Novacrete Additive and Novacrete Finished Products on a larger scale.

Through its distributors, the Company intends to begin selling the following products:

                              * Novacrete Additive
                              * Novacrete Multi-Purpose Mortar

Agreements between the Company and any distributor may provide that in exchange for the Company granting the distributor the exclusive right to distribute the Company's products in a pre-stated geographic region, the distributor will purchase a minimum amount of the Company's products annually. The distribution agreements may also provide profit incentives to the distributor based on the annual volume of sales generated by the distributor. Additionally, the Company may also manufacture and market its products on a limited basis in geographic areas that are not restricted by the distribution agreements, or it may not provide exclusive distribution agreements to any outside distributor(s) and in such cases, it will also distribute its own products. Since the Company's negotiations with most prospective distributors are preliminary, it cannot state with specificity whether or not it will enter into exclusive or non-exclusive distribution agreements. However, the Company has entered into non-exclusive agency agreements with the Anand Corporation and Rollins International
Corporation to establish business relationships with qualified buyers of the Company's products in the Philippines and in Southeastern Asia, respectively.

     Adequate Raw Materials

An important aspect of the Company's business is having an adequate supply of raw materials to produce the Novacrete Additive, which is a key ingredient in all the Novacrete Finished Products. The raw materials used in manufacturing the Novacrete Additive are available in the United States and Canada, and there are no known substitutes for these raw materials. The Company currently purchases the raw materials from five principal suppliers located in Canada. The raw materials are purchased on an as needed basis and at market prices at the time of purchase. The Company does anticipate that the prices and supplies of the raw materials will fluctuate with market conditions. The Company currently has a large supply of the main component for the additive mixture in its inventory.

     Lack of Patent Protection

The Company does not have patents on any of its technology or its products.  The

Company has filed an application with the Registrar of Trademarks of Canada to register the trademark Novacrete. The Registrar of Trademarks has advised the Company that the application has been approved and that a Registration Certificate indicating the Company's ownership of the trademark Novacrete will be issued by June 30, 1997. Upon the Company's receipt of the Novacrete Registration Certificate from the Registrar of Trademarks for Canada, it will file the same with the United States Patent and Trademark Office ("PTO") to update the Company's previously filed application to register the Novacrete trademark in the United States. The PTO will then publish the Company's trademark application in the Official Gazette which will begin the thirty day period for persons to file notices of objections to the trademark. If no notices of objection are filed the Novacrete trademark will be officially issued to the Company. (See Risk Factor Lack of Patent Protection).

     Working Capital

The Company anticipates that in the fiscal year ending May 31, 1998 (commencing on June 1, 1997) its annual working capital requirements will be in the range of $2,000,000. To meet its initial capital requirements the Company has raised approximately $500,000, primarily from three investment entities(1) affiliated with one of its directors, Mr. Friedenberg (the "Friedenberg Entities") and from other third-parties. Through the sale of a convertible debenture or common stock, bank financing or a joint venture the Company will seek to raise an additional $1,000,000 during the fiscal year ending May 31, 1998. However, there can be no guarantees that the financing will be completed, or whether the terms will not be onerous to the Company.

     Seasonality

Although the Company's products will be used for residential, commercial and industrial new construction and repair of deteriorating concrete structures the Company anticipates that its products will be distributed in multiple markets worldwide through large national and multinational distributors which will reduce the risks attributable to seasonal and regional economic conditions. Although the Company may be subject to these risks for a given period in certain regional markets the eventual wide dispersion of its products, geographically, should enable the Company to avoid season-related downturns in general business cycle. However, in the near future the Company anticipates it will be marketing and selling its products in Canada and in very limited areas of the United States, and will be subject to risks of changing seasonal and economic conditions.

     Competition

Although the Company does not have patent protection for its Novacrete Additive and the Novacrete Finished Products it believes that the Novacrete Additive, which is blended into all Novacrete Finished Products in various proportions, has unique characteristics that will enable the Company to enjoy certain marketing advantages over competitive products. The Company is currently focused on completing the development and testing of the full range of specialized mortar formulas (defined above as Novacrete Finished Products). The Company executes the product development programs in its own manufacturing facility and then sends the results of these programs to recognized outside independent testing laboratories for documented confirmation of performance. The first Novacrete Finished Product to have been satisfactorily tested and ready for manufacture is the Novacrete Multi-Purpose mortar, which is marketed as Novacrete MP. The three other products, Novacrete Industrial, Novacrete Non-Sag and Novacrete Waterproofing mortars will be submitted to the testing laboratory on or about July, 1997 and are estimated


- --------
     1 The names of the entities are Euro-Dutch Trust Ltd., Firebird Overseas Ltd. and Firebird Partners.

to be ready for distribution in September or October, 1997.

The world-wide market for cement-based mortars for repair of concrete structures is estimated at approximately $100 billion per year and approximately 50% of the world-wide market is centered in the United States. According to a study by the Freedonia Group Inc., the U.S. market for cement and concrete admixtures is expected to grow 8.2% a year, reaching $850 million in the year 2000.

The primary markets that the Company plans to enter into in 1997 and 1998 are Canada and the United States. The Company's marketing policy is to work through established distributors having complete mixing and blending facilities and established distribution networks.

In addition to product performance the Company plans to be competitive in price and service. However, since the Company's products contain only non-toxic minerals and no chemicals they are considered to be more environmentally safe. With this the Company expects to have some level of immediate market penetration and marketability over competitive products. Since the Company's products are environmentally safe it expects to expend a nominal percentage of its operating budget on environmental compliance for the next fiscal year and for the foreseeable future.

As of May 31, 1997, the Company had six employees and expects to hire five additional employees by December 31, 1997. Upon full operation of the Novacrete Canada production facility, the Company expects to hire three additional employees to manage the production facility and three persons to fill the positions of vice-president of marketing and sales, a vice-president of product development and a chief financial officer.

The Novacrete MP mortar, one of the Novacrete Finished Products, is considered by the Company to have measurably superior performance characteristics that will make it competitive with other products that are currently being sold by competitors.

As a general understanding of the Novacrete Finished Products, Novacrete MP, the multi-purpose mortar for patching and repairing, has the following properties when properly added to a cement-based mixture:

     1.   Compressive strength in excess of 12,000 pounds per square inch;

     2.   Sheer bond strength in excess of 5,900 pounds per square inch;

     3.   Flexural strength in excess of 1,700 pounds per square inch;

     4.   Chloride permeability of 816 coulombs;

     5.   Patch shrinkage is zero;

     6.   Durability over 302 freeze/thaw cycles (96.3% durability factor)

     7. Resistance to salt scaling over 50 cycles results in a durability factor of 100%

     8.   Resistance to water is 100%;

     9.   Flammability is zero; and

     10.  Toxicity is zero.

The foregoing properties have been ascertained after testing by an independent testing laboratory, Ortech Inc., which employs (ASTM) procedures.

     Operating Results

Since November 29, 1996, the Company has undergone a substantial management change which has reordered the policies and practices of the Company. The SEC has made inquiries of the Company related to certain accounting and financial reports issued by the Company in its quarterly filings for 1996 and 1995. As such, the Company has had its financial statements for the year ending May 31, 1996 re-audited. Since the Company has been dormant up to May 1, 1997, the Company will also show nominal revenues for the period ending May 31, 1997. However, although the Company previously anticipated that it would advance from the development stage to an operating entity in June, 1997 and to begin generating revenues from the sale of the Novacrete Additive and the Novacrete Finished Products in its fiscal year ending May 31, 1998, the Company now believes that production will begin in September, 1997.

Item 2. Properties

The Company's principal executive offices are temporarily located at 1775 Broadway, Suite 1410, New York, New York 10019 under a temporary sublease, at $12,000 (USD) per annum, from an entity owned by Mr. Friedenberg, a director, officer and principal shareholder of the Company. Novacrete Canada operates out of a facility housing its executive offices and a 15,000 square foot manufacturing facility located at 2525 Tedlo Street, Unit B, Mississauga, Ontario, Canada L5A 4A5. This facility is subject to a five year lease commencing on May 1, 1997 and expiring on April 30, 2002. The annual lease payments are $62,500 (CDN). the Company moved from its previous location in Burlington, Ontario and is still legally obligated to pay a monthly rent of approximately $3,000 (CDN), although the Company is in negotiations with the landlord to terminate the lease for a cash payment that has now been determined. The Company believes that the manufacturing facility for Novacrete Canada will be sufficient for its anticipated manufacturing operations for the duration of the lease period.

Item 3. Legal Proceedings

The Company is in the process of completing an internal investigation of all securities issued by the Company over the past three years. The Company has engaged the legal services of Dowe & Dowe, a law firm located in New York, New York to assist the investigation and provide additional legal and accounting services to the Company. On August 26, 1997, the Company filed a lawsuit in Federal District Court located in Minnepin County, Minnesota, Stratford Acquisition Corporation v. 10222 Investments, et. al., Index No. 97-1954 DSD/JMM, against 49 separate defendants to cancel common stock, stock options and stock warrants that the Company believes were issued either unlawfully or without consideration and to cancel certain consulting and distribution agreements that the Company previously entered into and which are now deemed to be null and void. If this lawsuit is successful, the Company will cancel approximately 2,000,000 shares of the Company's common stock. In the interim, the Company has authorized its transfer agent to place stop transfer orders restricting the transfer of all shares of common stock subject to the lawsuit until it has been adjudicated. In August, 1997, a Company shareholder, Mel Greenspoon, filed a lawsuit in Canada against the Company and one director, Mr.
A. Roy MacMillan, Mel B. Greenspoon v. Stratford Acquisition Corporation and A. Roy MacMillan, Ontario Court (General Division), Court File No. 97-CV-129814, to secure unrestricted stock certificates for shares of restricted common stock he currently owns and for damages. Mr. Greenspoon is one of the shareholders that is being sued by the Company to cancel his common stock holdings (See above paragraph). The Company does not believe that the lawsuit will ultimately be successful in light of the Company's own lawsuit, nor should it have any materially adverse consequences to the Company if it is successful.

In June, 1997, the Company filed a lawsuit in Canada against a former director and officer, Jan Sulkiewicz, and companies he controls, Stratford Acquisition Corporation v. Jan Sulkiewicz, et. al., Ontario Court (General Division), Court File No. 97-CV-126925, for breach of contract and conversion of personal and intellectual property. Because the Company subsequently learned that it already had legal title to its formulation costs prior to acquiring it from Mr. Sulkiewicz, and entities he controls, it has filed a lawsuit to secure the $100,000 in cash and 500,000 shares of common stock that was provided to entities owned and controlled by Mr. Sulkiewicz. The SEC has made inquiries of the Company relating to certain accounting and financial reporting issues as reported in its quarterly filings for 1996 and 1995. The SEC's investigation is believed to be directed at the actions and omissions of former directors, officers, employees and advisors of the Company that were employed by or associated with the Company prior to November 29, 1996.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were known by the current management to have been submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock, $.001 par value, is traded on the Over-the-Counter Bulletin Board ("OTC") operated by the National Association of Securities Dealers under the ticker symbol HARD. The tables present its high and low market prices for each of the four quarters in the fiscal year ending May 31, 1997. The quotations reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company's common stock became actively traded in July, 1995. On June 6, 1997, the closing bid price was $.32. The Company has paid no cash dividends in 1996 and does not expect to change its dividend policy in the foreseeable future.


                       Quarterly Common Stock Price Ranges
                       -----------------------------------

                       1997     Quarter       High       Low
                       ----     -------       ----       ---

                                1st           $5.75      $1.12
                                2nd           $2.00       $.06
                                3rd            $.60       $.16
                                4th            $.75       $.25

The number of shares of common stock issued and outstanding as of May 31, 1997 and May 31, 1996 were 10,113,381 and 7,802,000, respectively.

On March 11, 1997, the Company sold 550,000 shares of its unregistered common stock pursuant to an exemption from registration under Section 4(2) of the Securities Act at the then current market price of $.35 per share. Of this common stock issuance, 350,000 shares were sold to the Friedenberg Entities, 100,000 shares were sold to Mr. Friedenberg and 100,000 shares were sold to Mr. Peter Sosnkowski. The Company issued 171,400 shares of common stock to its President, A. Roy MacMillan in exchange for $60,000 of unpaid services rendered to the Company. The Company also issued 626,531 shares of stock in connection with certain management services.

Item 6. Selected Financial Data

                                                          Year Ended May 31,
                                                          ------------------
                                                        1997           1996
                                                        ----           ----

Net Sales:                                              $0           $140,741

Income (loss) from continuing
operations:                                          $1,011,763     ($378,213)

Income (loss) from continuing
operations per weighted-average
share of common stock outstanding:                     ($.11)           (.07)

Total Assets:                                          $219,533      $479,615

Long-Term Obligations:                                 $315,000             0


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

1997 vs. 1996

Sales decreased 100% in 1997 to $0 from the prior period in which the Company reported $140,741 in sales. The percentage loss is not, and should not be considered a precise indicator of the Company's performance during the fiscal year since the Company dedicated the period commencing on November, 1996 to May 31, 1997 to a restructuring of the entire corporation, including management, marketing, finances and operations and had no operations, nor the ability to operate for this period.

Operating costs increased from $518,954 in 1996 to $1,011,763 in 1997 or 194%. The increase in operating costs was attributable primarily to the hiring of additional official staff to govern the Company's operations, asset write-offs and professional fees. The increase in operating expenses over revenues resulted in a loss from operations of $1,011,763. The Company owns no material tangible or intangible assets and therefore, had nominal depreciation and amortization for the annual period.

1996 vs. 1995

On August 15, the Company executed a definitive acquisition agreement with Supercrete and acquired all of the issued and outstanding shares of Supercrete in exchange for 22,800,000 shares of the Company's common stock. Supercrete owned, exclusively, the Supercrete License to manufacture and distribute Supercrete Products. Since the Company was in operation for only 10 months during the fiscal year ending 1995, it had limited business activity. However, during 1995 the Company incurred $40,685 in operating expenses attributable to official salaries, professional fees and working capital. The Company had $0 revenues in the same period. (See Item I, Business - Historical Background)

Liquidity and Financial Resources

The Company ended the 1997 fiscal year with nominal liquidity and a $1,011,763 operating losses and with no definitive plan for operating profitably in the foreseeable future. Although the Company has an unfavorable liquidity position it only has $315,000 of long-term debt and $113,218 of short-term debt as of May 31, 1997.

The Company's new management does anticipate it will sell products in the current fiscal year through licensing agreements with distributors which agreements are expected to generate positive cash flow. In addition, the Company will seek to raise additional capital through the issuance of convertible debt and common stock to provide additional working capital.

From November, 1996 through June, 1997 the Company received $305,000 (USD) from the sale of a 10% $1,000,000 Redeemable Debenture (the Debenture") to the Friedenberg Entities. For each $1.00 (USD) invested in the Debenture, the investor was granted a warrant to purchase one share of the Company's $.001 par value common stock for fifty cents ($.50 USD) ( the "Warrants"). The Warrants expire on February 1, 2000. The Debenture and Warrants were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and will be restricted from transfer unless registered by the Company for resale, or sold through an exemption from registration which shall be subject to an opinion of counsel satisfactory to the Company. In addition, in March, 1997, the Company sold 550,000 restricted shares of common stock to the Friedenberg Entities, Mr. Friedenberg's IRA and Mr. Peter Sosnkowski at the market price of $.35 per share, pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended, and will be restricted from transfer unless registered by the Company for resale, or sold through an exemption from registration which shall be subject to an opinion of counsel satisfactory to the Company. This common stock offering generated an additional $192,500 (USD), which has been used by the Company for working capital.

In June 6, 1997, Mr. Friedenberg, on behalf of the Friedenberg Entities, reached an agreement with the Company whereby he agreed to exchange the principal and all accrued interest on the Debenture, aggregating $316,406 into common stock at the current market price of $.32 per share. The result of this debt exchange will require the Company to issue 907,150 additional shares of common stock to the Friedenberg Entities.

Inflation

Since the Company will need to purchase additional plant equipment to begin its operations it will be subject to price increases attributable to inflation. Since the Company has begun making these purchases as of May, 1997, it does not believe that inflation, or an increase thereof, would be material factor. The Company, however, will be subject to inflation when purchasing raw materials to be used in manufacturing the Novacrete Additive and the Novacrete Finished Products and when selling these products to customers. As such, while the Company has exposure to inflation, in the very near future it does not believe that inflation will bear significantly on its financial position.

Item 8. Financial Statements and Supplementary Data                     Page

 Index to Financial Statements and Supplementary                         F-1
 Financial Data

 Report of Independent Certified Public Accountants                      F-2

 Financial Statements:

 Balance Sheet, May 31, 1997 and 1996                                    F-3

 Statement of Operations, Years Ended May 31,                            F-4
 1997, 1996 and 1995

 Statement of Changes in Stockholders' Equity,                           F-5
 Years Ended December 31, 1997, 1996, 1995 and 1994

 Statement of Cash Flows, Years Ended May 31,                            F-6
 1997, 1996 and 1995

 Notes to Financial Statements                                           F-7

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           MAY 31, 1997, 1996 AND 1995

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page

Report of Independent Certified Public Accountants                           F-2

Financial Statements

   Balance Sheets
      as of May 31, 1997 and 1996                                            F-3

   Statements of Operations
      for the periods  cumulative  January 1, 1994 through May 31, 1997,
      twelve months ended May 31, 1997, 1996 and 1995                        F-4

   Statements of Changes in Shareholders' Deficit
      for the years ended May 31, 1997, 1996, and 1995                       F-5

   Statements of Cash Flows
      for the periods  cumulative  January 1, 1994 through May 31, 1997,
      twelve months ended May 31, 1997, 1996 and 1995                        F-6

   Notes to Financial Statements                                             F-7

                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Board of Directors
Stratford Acquisition Corp.

We have audited the accompanying consolidated balance sheets of Stratford Acquisition Corp. (a Minnesota corporation) and subsidiary as of May 31, 1997 and 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the periods cumulative January 1, 1994 through May 31, 1997, and for the years ended May 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratford Acquisition Corp. and subsidiary as of May 31, 1997 and 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the periods cumulative January 1, 1994 through May 31, 1997 and the years ended May 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Stratford Acquisition Corp. and subsidiary will continue as a going concern. As discussed in Note 1 to the financial statements, Stratford Acquisition Corp. and subsidiary have sustained operating losses during the last three years and has a stockholders' deficit of $208,685 as of May 31, 1997. These matters raise substantial doubt about Stratford Acquisition Corp. and subsidiary's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Stratford Acquisition Corp. and subsidiary be unable to continue as a going concern.


                                                /s/ Feldman Radin & Co., P.C.
                                                   -----------------------------
                                                    FELDMAN RADIN & CO., P.C.
                                                    Certified Public Accountants
New York, New York
July 27, 1997

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                    May 31,         May 31,
                                                                     1997            1996
                                                                  -----------    -----------
CURRENT ASSETS:
   Cash and cash equivalents                                      $    10,098    $   155,194
   Other receivables                                                   40,579         11,868
   Inventory                                                          143,313           --
   Marketable securities                                               13,250           --
   Due from shareholders                                                 --          134,405
                                                                  -----------    -----------
   Total Current Assets                                               207,240        301,467

PROPERTY, PLANT, AND EQUIPMENT, net of
   accumulated depreciation and amortization                            2,158           --

OTHER ASSETS:
   Organization costs, net of accumulated amortization                    741           --
   Refundable deposits                                                   --          178,148
   Security deposits                                                    9,394           --
                                                                  -----------    -----------
                                                                       10,135        178,148
                                                                  -----------    -----------
                                                                  $   219,533    $   479,615
                                                                  ===========    ===========

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                          $   110,385    $    12,631
   Payroll taxes payable                                                2,833           --
                                                                  -----------    -----------

   Total Current Liabilities                                          113,218         12,631

DUE TO SHAREHOLDERS:                                                  315,000           --

COMMITMENTS AND CONTINGENCIES:                                           --             --

SHAREHOLDERS' (DEFICIT) EQUITY:
   Common stock -  $0.001 par value
     50,000,000 shares authorized
     10,113,381 and 7,802,000 shares
     issued and outstanding, respectively                               7,813          6,002
   Additional paid-in capital                                       1,327,324        977,294
   Deficit accumulated during the
     development stage                                             (1,543,822)      (516,312)
                                                                  -----------    -----------
   Shareholders' (Deficit) Equity                                    (208,685)       466,984
                                                                  -----------    -----------
                                                                  $   219,533    $   479,615
                                                                  ===========    ===========


                        SEE NOTES TO FINANCIAL STATEMENTS
                                       F-3

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        ( A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                       Cumulative
                                                                                                                     January 1, 1994
                                                                                                                       (Inception)
                                                                  Year ended        Year ended        Year ended         through
                                                                    May 31,            May 31,          May 31,          May 31,
                                                                     1997               1996             1995             1997
                                                                  -----------       -----------       -----------      -----------
Revenues
     Technology license fees                                      $      --         $   140,741       $      --         $   140,741
                                                                  -----------       -----------       -----------       -----------
Operating Expenses
     Compensation and related costs
     legal, accounting, consulting fees and other
     general and administrative costs                               1,011,763           518,954            40,685         1,572,550
                                                                  -----------       -----------       -----------       -----------
Total operating expenses                                            1,011,763           518,954            40,685         1,572,550
                                                                  -----------       -----------       -----------       -----------
Loss from operations                                               (1,011,763)         (378,213)          (40,685)       (1,431,809)
                                                                  -----------       -----------       -----------       -----------
Other Income (Expense)
     Interest income                                                      314               474                16               804
     Interest expense                                                 (12,917)             --                --             (12,917)
     Foreign currency gain (loss)                                      (3,144)            2,378               166              (600)
                                                                  -----------       -----------       -----------       -----------
Net loss                                                          $(1,027,510)      $  (375,361)      $   (40,503)      $(1,444,522)
                                                                  ===========       ===========       ===========       ===========
Net loss per share                                                $     (0.11)      $     (0.07)      $     (0.03)      $     (0.24)
                                                                  ===========       ===========       ===========       ===========

Weighted-average number of shares
     of common stock outstanding                                    9,590,212         5,552,407         1,460,274         5,979,010
                                                                  ===========       ===========       ===========       ===========


                        SEE NOTES TO FINANCIAL STATEMENTS
                                       F-4

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT



                                                          Common Stock               Additional
                                                   ---------------------------        Paid-in         Accumulated
                                                     Shares            Amount         Capital           Deficit            Total
                                                   -----------      -----------      -----------      -----------       -----------
BALANCE, June 1, 1993                                  300,000      $       300      $    29,700      $   (30,000)      $      --
Sale of common stock for less than
       par value                                       700,000              700           69,300          (69,300)              700
Net loss                                                  --               --               --             (1,148)           (1,148)
                                                   -----------      -----------      -----------      -----------       -----------
BALANCE, May 31, 1994                                1,000,000            1,000           99,000         (100,448)             (448)

Sale of common stock                                   943,500              944          233,461             --             234,405
Issuance of common stock
    for consulting fees                              3,056,500            3,056           27,509             --              30,565
Net loss                                                  --               --               --            (40,503)          (40,503)
                                                   -----------      -----------      -----------      -----------       -----------
BALANCE, May 31, 1995                                5,000,000            5,000          359,970         (140,951)          224,019

Sale of common stock                                   494,700              495          617,324             --             617,819
Exercise of granted options
    under employee benefit plan                        500,000              500             --               --                 500
Issuance of common stock
    for consulting fees                                  7,250                7             --               --                   7
Shares issued for no consideration                   1,800,000             --               --               --                --
Net loss                                                  --               --               --           (375,361)         (375,361)
                                                   -----------      -----------      -----------      -----------       -----------
BALANCE, May 31, 1996                                7,801,950            6,002          977,294         (516,312)          466,984

Sale of common stock                                 1,513,500            1,514          266,015             --             267,529
Issuance of common stock
    for services                                       626,531              126           24,186             --              24,312
Issuance of common stock
    for compensation                                   171,400              171           59,829             --              60,000
Net loss                                                  --               --               --         (1,027,510)       (1,027,510)
                                                   -----------      -----------      -----------      -----------       -----------
BALANCE, May 31, 1997                               10,113,381      $     7,813      $ 1,327,324      $(1,543,822)      $  (208,685)
                                                   ===========      ===========      ===========      ===========       ===========


                        SEE NOTES TO FINANCIAL STATEMENTS
                                       F-5

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                  Cumulative
                                                                                                                January 1, 1994
                                                                                                                  (Inception)
                                                                     Year ended      Year ended    Year ended       through
                                                                       May 31,        May 31,         May 31,        May 31,
                                                                        1997           1996            1995           1997
                                                                     -----------    -----------    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $(1,027,510)   $   375,361)   $   (40,503)   $(1,444,522)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Common stock issued as payment for services                         84,312              7         30,565        114,884

   Changes in assets and liabilities:
      (Increase) decrease in other receivables                           (28,711)      (175,898)        (2,250)      (206,859)
      (Increase) decrease in inventory                                  (143,313)          --             --         (143,313)
      (Increase) decrease in refundable deposits                         178,148        (11,868)          --          166,280
      (Increase) decrease in organization costs                             (741)          --             --             (741)
      (Increase) decrease in security deposits                            (9,394)          --             --           (9,394)
      Increase (decrease) in accounts payable and accrued expenses        97,754         12,131           --          110,385
      Increase (decrease) in payroll taxes payable                         2,833           --             --            2,833
                                                                     -----------    -----------    -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                                   (846,622)      (550,989)       (12,188)    (1,410,447)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment                               (2,158)          --             --           (2,158)
      Purchase of marketable securities                                  (13,250)          --             --          (13,250)
                                                                     -----------    -----------    -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                                    (15,408)          --             --          (15,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in due to shareholders                                    315,000        (12,147)        12,147        315,000
      Decrease in due from shareholders                                  134,405        100,000       (234,405)          --
      Proceeds from sale of common stock and exercise of options         267,529        618,319        234,405      1,120,953
                                                                     -----------    -----------    -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                716,934        706,172         12,147      1,435,953

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (145,096)       155,183            (41)        10,098

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         155,194             11             52           --
                                                                     -----------    -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $    10,098    $   155,194    $        11    $    10,098
                                                                     ===========    ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for:
        Interest                                                     $     1,269    $      --      $      --      $     1,269
                                                                     ===========    ===========    ===========    ===========
        Income taxes                                                 $      --      $      --      $      --      $      --
                                                                     ===========    ===========    ===========    ===========
      Cash received during the period for:
        Interest                                                     $       314    $       474    $        16    $       804
                                                                     ===========    ===========    ===========    ===========


                        SEE NOTES TO FINANCIAL STATEMENTS

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Cumulative January 1, 1994 Through May 31, 1997,
                Twelve Months Ended May 31, 1995, 1996 and 1997



1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

     On May 11, 1995, the Company amended its Articles of Incorporation to authorize the issuance of 50,000,000 shares of common stock from the previously approved amount of 1,000,000 shares of common stock. Additionally, the Company changed the par value of its common stock to $0.001 par value from $0.10 par value. All amounts and valuations shown in the accompanying financial statements reflect the effects of this change.

     Substantially all of the Company's management, directors and officers were replaced on November 29, 1996.

     During January 1997 the Company acquired 100% of the outstanding stock of Novacrete Technology (Canada) Inc., a newly created company established to manufacture and distribute the Company's Novacrete product line.

     The Company is in the development stage and, through its wholly owned subsidiary, is engaged in the business of manufacturing and marketing a technology and an additive for enhancing cement-based products, hereinafter referred to as "Novacrete" and various finished products for specific applications which use predetermined amounts of the Novacrete additive. The Company will initially market and sell the Novacrete additive mixture and the Novacrete finished products to large distributors pursuant to distribution agreements covering predetermined geographic areas.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred net operating losses during fiscal years ended May 31, 1997, 1996 and 1995, resulting in an accumulated deficit of $208,685 at May 31, 1997. These factors, among others, indicate that without the continued support of certain shareholders and additional financing, the Company may be unable to continue in existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Basis of Presentation - The consolidated  financial statements include
          the  accounts  of  the  Company  and  its  subsidiary.   All  material
          intercompany transactions and balances have been eliminated.

     B. Cash and Cash Equivalents - The Company maintains funds in Canadian financial institutions in both US dollar (US$) and Canadian dollar (CN$) transaction accounts. All transactions reflected in the accompanying financial statements have been converted into US dollar equivalents, as of the end of each respective year at the Wall Street Journal published exchange rate on the last day of the fiscal year, for CN$ accounts and at historical amounts for US$ accounts.

          The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

     C. Income Taxes - The Company utilizes the liability method of accounting for income taxes as set forth in FASB Statement No.109, "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

          As reflected in the accompanying statements of operations, the Company has incurred losses while in the development stage. Due to the limited operations of the Company and the uncertainty surrounding the eventual utilization of its losses, a valuation allowance has been recorded to fully reserve for the deferred tax benefits generated by its net operating losses.

     D. Property, Plant and Equipment - Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation for financial statement purpose is computed by the straight-line method over the estimated useful lives of the assets, which is generally five years for equipment.

     E. Inventories - Inventories are valued at the lower of cost or market determined by the first-in, first-out method of accounting.

     F. Fair Value of Financial Instruments - The carrying value of cash and cash equivalents, other receivables, marketable securities, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments.

     G. Marketable Securities - The Company's marketable securities are comprised of equity securities classified as trading securities, which are reported at their fair market values based upon the quoted market prices of those investments at balance sheet date. Accordingly, net realized and unrealized gains and losses on trading securities are included in net earnings.

     H. Loss Per Share - Loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding.

     I. Foreign Currency Remeasurement - Because the Company's functional currency is the US dollar, the financial statements for the Company's activities in Canada have been remeasured from Canadian dollars. Accordingly, all gains and losses arising from remeasurement of monetary assets and liabilities have been recognized currently in income.

     J. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


3.   CAPITAL STOCK TRANSACTIONS

     A.   On  December   31,   1968,   the  Company   amended  its  Articles  of
          Incorporation to authorize the issuance of 1,000,000 shares of $0.10 par value common stock.

     B. On June 1, 1993, the Board of Directors authorized the sale of 700,000 shares of $0.10 par value (pre-restatement of the Company's Articles of Incorporation) unregistered, restricted common stock to the Company's majority shareholder. The total consideration given in this transaction, as permitted by Minnesota law, was $700, which was significantly below the authorized par value of the stock. Accordingly, the difference between the par value of the common stock sold and the consideration paid was charged against accumulated deficit in the accompanying financial statements. This transaction is reflected in the accompanying financial statements at the restated par value of the Company's common stock.

     C. On December 31, 1993, pursuant to a Special Meeting of Shareholders. The Shareholders approved an amendment to the Company's Articles of Incorporation to allow the issuance of up to 10,000,000 shares of $0.01 par value common stock and to change the name of the Company to Stratford Corporation upon completion of a proposed merger. The proposed merger did not occur and the Company did not concurrently file the appropriate documents to facilitate these changes. In May 1995, the Company filed the amended Articles of Incorporation to allow for the issuance of up to 10,000,000 shares of $0.01 par value common stock in conjunction with the additional amendment as discussed below.


                                       F9

     D. On April 3, 1995, the Company's shareholders approved a proposal at a Special Meeting of Shareholders authorizing an amendment to the Company's Articles of incorporation to allow for the issuance of up to 50,000,000 shares of equity securities with a par value of $0.001 per share. This amendment to the Company's Articles of Incorporation was filed with the appropriate authorities during May 1995.

     E. During April 1995, the Company sold an aggregate 943,500 shares of unregistered, restricted common stock to third-party investors for a total of approximately $234,000.

     F. In April 1995, the Company issued an aggregate 270,000 shares of unregistered, restricted common stock to various companies and individuals for services rendered in conjunction with the placement of the above mentioned shares and for other services related to the reactivation of the Company. This transaction, as approved by the Company's Board of Directors, was valued at $0.01 per share, or $2,700.

     G. In April 1995, the Company issued an aggregate 2,786,500 shares of unregistered, restricted common stock to insiders, promoters, founders and other affiliates of the Company in connection with the reactivation of the Company and the change in control previously discussed. This transaction, as approved by the Company's Board of Directors, was valued at $0.01 per share, or $27,865 and was charged to operations as consulting fees.

     H. Present management is unable to determine the value received for the net issuance during the fiscal year ended May 31, 1996 of 1,800,000 shares and is contacting the registered shareholders to determine if appropriate consideration was received for the shares. If not, the Company may cancel such shares. In the financial statements for the year ended May 31, 1996, the shares have been recorded as outstanding with no consideration received for their issuance.

     I. During Fiscal 1996, the Company sold an aggregate 494,700 shares of common stock, both registered under Regulation S and unregistered, for an aggregate sum of approximately $618,000.

     J. In July 1995, the Company filed a Form S-8 with the Securities and Exchange Commission to register approximately 2,000,000 shares of common stock to be issued under the Company's 1995 Nonqualifying Stock Option Plan ("Plan"). The Plan provides that stock options may be issued to any person who is performing or has been engaged to perform services of special importance to management in the operation, development and growth of the Company. The determination of the option price per share for any stock option issued under the Plan is at the sole discretion of the Board of Directors or their designees. The Plan expires on the tenth anniversary of its approval and all ungranted stock options shall expire. During 1996, the

          Company issued a total of 500,000 options, all of which were immediately exercised by the receiving parties on the respective grant dates.

     K. During fiscal year end 1997, 126,531 options were granted as consideration for various services received by the Company. The Company also issued 500,000 shares of its common stock in connection with certain management services and the acquisition of its formulation costs (See Note 7).

     L. As payment for his salary the Company president accepted 171,400 shares of the Company's common stock in lieu of cash. The shares issued were based on $60,000 of compensation which represented less than the total amount owed for fiscal 1997. The remaining unpaid compensation of $31,250 has been included in Accounts payable and accrued expenses at May 31, 1997.


4.   COMMITMENTS

     The Company's prior executive office lease was terminated in August 1997. That lease required payments of approximately $2,100 per month. The Company has entered into a new lease for office space commencing June 1, 1997. This lease requires monthly rent payments of approximately $3,400.

     The Company leases telecommunication, reproduction and computer equipment and office furnishings under long-term operating lease agreements. These lease agreements require cumulative monthly payments of approximately $592 per month for the terms of the respective leases expiring between October 1998 and January 2001.

     Total rent expense was approximately $64,000 for the year ended May 31, 1997.

     Future minimum noncancellable lease payments are as follows:

                       Year ending                   US$
                          May 31,                  Amount
                       -----------                ---------
                          1998                    $  49,650
                          1999                       40,853
                          2000                       43,762
                          2001                       43,762
                          2002                       40,115
                                                  ---------
                        TOTALS                    $ 218,142
                                                  =========

     In addition, all contracts, joint ventures and licensing agreements have either expired or have been terminated by the Company's new management.


5.   CONTINGENCIES

     The SEC is investigating the activities of this company and those of the previous management. Current management strongly believe that this investigation will have no effect on the current position of the Company and its ability to operate and trade on the NASDAQ bulletin board.


6.   SHAREHOLDER LOANS

     As of May 31, 1997, the Company was obligated to certain shareholders for Bridge Loans in the amount of $315,000. These loans have been advanced to the Company as needed to satisfy working capital requirements and bear interest at 10% per annum. During the fiscal year ended May 31, 1998, these Bridge Loans were satisfied in exchange for common stock.

7.   SUBSEQUENT EVENTS

     A. During June 1997 the Company approved the issuance of 3,000 employee stock warrants to purchase stock at $.50 per share and the issuance of 1,727,772 warrants to directors to purchase shares at $.35 per share. In addition, the Company chairman was granted 91,504 warrants to purchase shares at $.35 per share and Rollins International, Inc. and Anand Inc. were issued 20,000 and 30,000 warrants respectively at an exercise price of $.50 per share. Because these warrants have been issued at amounts that approximate the fair market value of the Company's stock, no compensation will be required to be recorded during fiscal year end 1998 under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

     B. As consideration for the acquisition of its formulation costs the Company issued 500,000 shares of its $0.001 par value common stock and paid $100,000 to a former employee of the Company and entities related to him. Because the Company believes it already had legal title to its formulation costs prior to the acquisition, the Company has commenced an action in the Ontario Court to recover certain technology and amounts paid as consideration. The Company also plans to commence an action in the U. S. District Court to cancel the shares issued as well as shares issued to other parties through the exercise of options, whereby adequate consideration was not received by the Company. Accordingly, the shares issued in connection with the acquisition of the formulation costs have been recorded without regard to their value because of the circumstances surrounding their issuance.


8.   OTHER RECEIVABLES

     Included in Other receivables are $40,361 of goods and services tax.

9.   STOCK OPTIONS

     The following table summarizes the activity with regard to options and warrants for the year ended May 31, 1997.

                                       Options        Warrants        Price
                                       ---------      ---------      -------
         Outstanding at May 31, 1996         --            --

         Granted                         768,000           --    $5.00-$50,000

         Exercised                      (768,000)          --

         Expired                             --            --

         Retired                             --            --
                                       ---------       -------

         Outstanding at May 31, 1997         --            --
                                       =========       =======


        During fiscal year ended May 31, 1997 the company granted 768,000 options to certain individuals and entities. Included in this amount are 126,531 options issued as consideration for services received by the Company. Immediately after there issuance these options were exercised and the shares obtained were sold in the open market by the respective parties to generate the funds necessary to "pay" for the services received.

        The remaining parties receiving options granted during 1997 exercised those options, according to management, for negligible amounts. As stated in Note 7, the company is seeking to cancel all shares issued to parties through the exercise of options obtained for little or no consideration.

        Because of the events surrounding the issuance of shares obtained by the exercise of options the company has not recorded any expense related to their issuance except for those options discussed in Note 3K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 23, 1996, the Company engaged the certified public accounting firm of Feldman Radin & Co., P.C. as its outside auditors to audit the Company's annual financial statements for the fiscal year ending May 31, 1996 and to audit amended financial statements for the preceding two year period.

On October 7, 1996, the accounting firm of Scott Hatfield & Associates, P. C., resigned as the Company's independent auditors as a result of disagreements with the Company on matters of accounting principles and practices, financial disclosure, and reportable events. On April 1, 1997, the Company entered into a settlement agreement with Mr. Hatfield whereby the Company has agreed to pay him $3,000 to settle his claims for unpaid professional fees.

On October 14, 1996, the Company filed a Form 8-K with the SEC to report that as of October 15, 1996, the Company would be engaging Terence J. Dunne, Certified Public Accountant, as its independent auditor for 1996 in place of Scott Hatfield & Associates, P.C. Mr. Dunne's engagement letter appears as Exhibit 16 to the Form 8-K that was filed by the Company on October 14, 1996 and is incorporated herein by reference.

On October 24, 1996, after having reviewed various information on the Company, Mr. Dunne withdrew as an auditor of the Company for the fiscal year ending May 31, 1996. Prior to his withdrawal, Mr. Dunne did not furnish any reports on the financial statements of the Company. Mr. Dunne's resignation letter to the Company appears as Exhibit 16 to the Form 8-K that was filed by the Company on October 29, 1996 and is incorporated herein by reference.

Neither a representative of Scott Hatfield & Associates, P.C. or Mr. Dunne responded to the Company's request for a written response to the aforementioned Form 8-K's that were filed by the Company pursuant to Item 304 of Regulation S-K.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The following provides certain information concerning the directors and executive officers of the Company and its subsidiaries as of May 31, 1997. Since the previous management, except for Mr. MacMillan, resigned on November 29, 1996, and did not provide all corporate records relating to corporate actions for the fiscal year ending May 31, 1996, the Company has provided current and accurate information on its management since November 29, 1996.

Name                           Age                   Position
- ----                           ---                   --------

A. Roy MacMillan               66              Director, President

D. Friedenberg                 45              Director, Treasurer

Daniel W. Dowe                 35              Director, Secretary

A. Roy MacMillan, 66, was appointed to the Company's Board of Directors and became a Vice President on October 15, 1995. He has extensive experience in both the private and public sectors. From 1992 to 1994 he was a consultant to Ontario Hydro International and for several engineering companies in Alberta, Canada. From 1989 to 1991 he was a consultant to the Canadian International Development Agency on export finance. From 1984 to 1990, he had worked extensively on international business and trade development matters and was once was President of Brascan International, a subsidiary of Brascan Ltd. (a large Canadian holding company) and founder of NDX Corporation, a company which pioneered information storage and retrieval systems.

Douglas S. Friedenberg, 45, has been the President of Firebird Capital Management, a financial advisory firm, since March, 1993 and currently manages two private investment funds for Firebird. He also writes a regular column for HFR Journal, a quarterly publication for the investment industry. In 1991, he co-founded and became President of Unicorn Capital Management, an investment management firm. From 1983 to 1991, he managed private investment portfolios for Morgan Stanley, Inc., large New York City-based investment banking firm. Mr. Friedenberg currently serves as a Director of Datametrics Corporation.

Daniel W. Dowe,  35, is an attorney  and the founder of Dowe & Dowe,  a New York
City-based law firm. From 1993 to present, Mr. Dowe has been practicing corporate and securities law. From 1990 to 1993, upon graduating from Fordham University School of Law, Mr. Dowe was an associate at a New York City law firm concentrating on international trade matters.

G. Colin Rayner, 56, is an Ontario Barrister and Solicitor since 1956, specializing in Corporate, Commercial and Tax law. On June 3, 1997, Mr. G. Colin Rayner was removed from the Board of Directors and as an officer of the Company, pursuant to an affirmative vote of the majority of the Board of Directors.

Item 11. Executive Compensation

                           SUMMARY COMPENSATION TABLE

In light of the substantial change of management in the Company on November 29, 1996, the following table sets for the current management of the Company and not the management of the Company for the period commencing May 31, 1996 to November 29, 1996. The Company's decision to reflect the current management in this filing is attributable to the lack of definitive information on the proper election of former directors and officers of the Company prior to November 29, 1996, and the actual cash and stock compensation received by the former management pursuant to established corporate procedures and the disclosure of the same under the U.S. securities laws. However, notwithstanding the lack of specific information on each former employees compensation the Company believes its financial statements accurately disclose all Company expenses for the reported period. None of the current directors or officers have employment contracts with the Company.

                                                  Long-Term Compensation
                    Annual Compensation             Awards        Payouts
(a)      (b)      (c)       (d)     (e)       (f)       (g)       (h)      (i)
                                                       Securi-
                                                        ties
Name                                Other              Underly-            All
and                                 Annual   Restrict-   ing              Other
Princi-                             Compen-  ed Stock   Options/  LTIP   Compen-
pal              Salary     Bonus   sation   Awards     SARs     Payouts sation
Position/Year     ($)        ($)     ($)      (#)        ($)      ($)     ($)
- --------------------------------------------------------------------------------
A. Roy
MacMillan,
President
(1)(2)(3)       $150,000                     319,850

Douglas
Friedenberg,
Treasurer
(1)(2)(3)

Colin
Rayner,
(1)

Daniel
Dowe,
Secretary
(1)(2)(3)

(1) Except for Mr. Dowe and Mr. Rayner, all directors and officers of the Company commenced their employment on November 30, 1996. Mr. Rayner became a director in December, 1996 and was removed from the Board on June 3, 1997. Mr. Dowe became a director in March, 1997. Prior to November 29, 1996, and during the fiscal year ending May 31, 1996, except for Mr. MacMillan, the Company was managed by an entirely different board of directors and officers, that either voluntarily resigned or were asked to resign by the new management. Although the financial statements for the period properly reflect expenses incurred by the Company, since there are ongoing disputes relating to the issuance of common stock and common stock options and the proper classification of cash payments to the former management, the Company has elected to provide current and accurate information regarding the compensation of the present management only.

(2) In lieu of salary, and until such time as the Company has adequate capital resources to pay cash compensation to its management, Mr. MacMillan has agreed to accept 171,400 shares of common stock in exchange for his accrued unpaid annual salary of $60,000, which was accrued up to March 31, 1997. This exchange of unpaid accrued salary for common stock was at the then current market rate of $.35 per share. On June 1, 1997, Mr. MacMillan was granted an additional 98,450 shares of common stock in exchange for $31,504 of unpaid accrued salary, from April 1, 1997 to May 31, 1997 which common stock was issued at the then current market price of $.32 per share. As part of Mr. MacMillan's agreement to accrue his salary, the Company granted him a warrant to purchase one share of common stock at the exercise price of $.35 for a period that expires on February 1, 2000, for each $1 of salary that Mr. MacMillan accrued until May 31, 1997. As of the filing of this annual report, Mr. MacMillan has earned a warrant to purchase 91,504 shares of common stock for accruing $91,504 of unpaid salary. In addition, in November, 1996, Mr. MacMillan exercised a stock option for 50,000 shares of common stock that was granted to him upon his acceptance of a directorship. Mr. MacMillan's current annual base compensation is $150,000. Mr. Dowe received 64,857 shares of common stock in payment for $22,700 of services rendered to the Company. From November, 1997 to May 31, 1997, Mr. Dowe's law firm, Dowe & Dowe received approximately $40,000 for legal services rendered to the Company.

(3) On June 25, 1997, the Company issued an aggregate of 1,727,772 stock options to its directors as an incentive for future performance. Of these options, Messrs. MacMillan, Friedenberg and Dowe each received 575,924 options. The stock options are exercisable when issued at then current market price of $.35 per share and will expire on June 25, 2002.


Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table shows the amount of common stock owned as of May 31, 1997, by each director and officer and affiliates and by all directors and officers as a group. Each individual has beneficial ownership of the shares which are subject to an unexercised stock options and stock warrants held by him, and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned:

                              Amount and Nature
Name and Address                of Beneficial             Percent of
of Beneficial Owner               Ownership                Class (1)
- -------------------           -----------------           ----------

A. Roy MacMillan,                  319,850                  2.88%
Director, President
2525 Tedlo Street

Mississauga, Ontario
L5A 4A5

Douglas Friedenberg,             2,119,192                 19.05%
Director, Treasurer
1775 Broadway
New York, New York 10019

All Directors and
Officers as a group              2,439,042                 21.93%

(1) The class includes stock options and stock warrants granted to the directors and officers prior to May 31, 1997 which are deemed by the Company to be acquirable by the beneficial owner within 60 days of this filing by exercise of the option or warrant. This Table includes the common stock issuable to the Friedenberg Entities in exchange for the outstanding principal and interest on the Debenture. The Company has elected not to include in this Table subsequent common stock or common stock equivalent acquisitions by the directors after May 31, 1997, to enable the financial statements and the disclosures contained in this report to be comparable.

     a. Section 16(a) Beneficial Ownership Reporting Compliance

A. Roy MacMillan became a director and officer in October, 1996. On September 5, 1997, Mr. MacMillan filed Form 3, Form 4 and Form 5 (for the period ending May 31, 1997). Form 3 covered one transaction involving an exercise of a stock option for 50,000 shares of common stock. Form 5 recorded one additional transaction not previously disclosed, whereby Mr. MacMillan received 171,400 shares of common stock in exchange for services rendered. Form 4, which was due on July 15, 1997, disclosed two acquisitions of 71,248 and 98,450 shares of common stock that were issued to Mr. MacMillan in exchange for services rendered, an acquisition of a stock option for 575,924 shares of common stock for services rendered and a warrant to purchase 91,504 shares of common stock that was received for deferring compensation.

Mr. Friedenberg became a director and officer in November, 1996. On September 5, 1997, Mr. Friedenberg filed Form 3, Form 4 and Form 5 (for the period ending May 31, 1997) as beneficial owner of common stock, common stock options and common stock warrants. Form 3 covered 585,000 common shares acquired by the Friedenberg Entities prior to Mr. Friedenberg becoming a director of the Company. Form 5 recorded one additional transaction not previously disclosed whereby Mr. Friedenberg and the Friedenberg Entities acquired an additional 450,000 shares of common stock. Form 4, which was due on July 15, 1997, disclosed the acquisition by the Friedenberg Entities of 906,850 shares of common stock and 304,000 warrants to purchase common stock and Mr. Friedenberg's acquisition of a stock option to purchase 575,924 shares of common stock.

Daniel W. Dowe became a director in March, 1997. On September 5, 1997, Mr. Dowe filed Form 3, Form 4 and Form 5 (for the period ending May 31, 1997). Form 3 was filed to disclose his official status and no ownership of equity. Form 5 recorded one additional transaction not previously disclosed whereby Mr. Dowe received a stock option for 575,924 shares of common stock. Form 4, which was due on July 15, 1997, disclosed the acquisitions of 64,857 shares of common stock that were received in exchange for services rendered.

The above transactions that occurred prior to May 31, 1997, were disclosed in a Form 10-K/A that was filed for the period ending May 31, 1996 in June, 1997. In the past nine months, the Company was dedicated to completing a substantial reorganization, which was the cause of the delay in timely filing all reports required to be filed under Section 16(a).

Item 13. Certain Relationships and Related Transactions

Mr. Friedenberg is a principal shareholder of the Company in addition to being a director and officer. The Company also sub-leases office space from an entity controlled by Mr. Friedenberg at a rate of $1,000 per month.

In addition to serving as a director of the Company, Mr. Dowe's law firm, Dowe & Dowe, provides legal services to the Company. While the relationships between the Messrs. Friedenberg and Dowe in their capacity as directors and officers of the Company and as service providers to the Company, appear to be of a conflicting nature, both Messrs. Friedenberg and Dowe, have agreed to provide these services to the Company with the intention of assisting the Company while its was in poor financial condition. As of May 31, 1997, Mr. Dowe's law firm has received approximately $40,000 for services rendered over a seven month period and he will most likely receive additional compensation in the form of either cash, stock options or common stock for his services as a director and for the substantial amount of legal services his law firm has rendered to the Company.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                   Page
(A)  The following financial statements and
         supplementary data are included in
         Part II Item 8

Index to Financial Statements and Supplementary                    F-1
Financial Data

Report of Independent Certified Public Accountants                 F-2

Financial Statements:

Balance Sheet, May 31, 1997 and 1996                               F-3

Statement of Operations, Years Ended May 31,                       F-4
1997, 1996 and 1995

Statement of Changes in Stockholders' Equity,                      F-5
Years Ended December 31, 1997, 1996, 1995
and 1994

Statement of Cash Flows, Years Ended May 31,                       F-6
1997, 1996 and 1995

Notes to Financial Statements                                      F-7

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(B) Exhibits to be included herein:

Exhibit                                              Incorporated Document

3(i)   -  Articles of Incorporation                  Form 10-K/A for the
                                                     period ending May 31,
                                                     1996

3(ii)  -  By-Laws                                    Form 10-K/A for the
                                                     period ending May 31,
                                                     1996

4      -  10% Convertible Debenture                  Form 10-K/A for the
          and Warrant Agreement                      period ending May 31,
                                                     1996

21     -  Subsidiaries of the Company                Form 10-K/A for the
          and Warrant Agreement                      period ending May 31,
                                                     1996

99     -  Battista Agreement                         Form 10-K/A for the
          and Warrant Agreement                      period ending May 31,
                                                     1996


(C) Reports on Form 8-K

On October 14, 1996, the Company filed a Form 8-K with the SEC to report that as of October 15, 1996 the Company would be engaging Terence J. Dunne, Certified Public Accountant, as its independent auditor for 1996 in place of Scott Hatfield & Associates, P.C. All information regarding this action is incorporated by reference to the Form 8-K filed on October 14, 1996.

On October 29, 1996, the Company filed a Form 8-K with the SEC to report receipt of Terence J. Dunne's resignation letter to the Company. All information regarding this action is incorporated by reference to the Form 8-K filed on October 29, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Stratford Acquisition Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

STRATFORD ACQUISITION CORPORATION


By: /s/ A. Roy MacMillan
    ---------------------------------
    A. Roy MacMillan, President


By: /s/ Douglas Friedenberg
    ---------------------------------
    Douglas Friedenberg, Treasurer


Dated: September 5, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:


                                                                     Dated
                                                                     -----

/s/ A. Roy MacMillan                 Director                  September 5, 1997
- ----------------------------
A. Roy MacMillan



/s/ Douglas Friedenberg              Director                  September 5, 1997
- ----------------------------
Douglas Friedenberg



/s/ Daniel W. Dowe                   Director                  September 5, 1997
- ----------------------------
Daniel W. Dowe