Form 10-Q
period 1997-08-31
STRATFORD ACQUISITION CORP
filed 1997-10-21
CIK 945634

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     ____________ .


                        STRATFORD ACQUISITION CORPORATION
             (Exact name of registrant as specified in its charter)


Minnesota                            0-26112                     41-1759882
(State of Jurisdiction)            (Commission                 (IRS Employer
                                    File Number)             Identification No.)

1775 Broadway, Suite 1410
New York, New York                                                 10019
(Address of Principal Executive offices)                         (Zip Code)


Registrant's telephone number, including area code 905-566-0716

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No .

The Company had 11,429,472 shares of its $.001 par value common stock issued and outstanding on August 31, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q                                     Incorporated Document
Part II
Item 6 - Exhibits and Reports                             Form 8-K filed on
         on Form 8-K                                      August 28, 1997

                        STRATFORD ACQUISITION CORPORATION

                                      Index

                                                                        Page No.
                                                                        --------

Part I   Financial Information

Item 1.  Financial Statements

         Balance Sheet - dated
         August 31, 1997 and May 31, 1997 ............................... F-1

         Statement of Operations - for the
         three months ended August 31, 1997 and
         August 31, 1996 ................................................ F-2

         Statement of Cash Flows - for the
         three months ended August 31, 1997 and
         August 31, 1996 ................................................ F-3

         Statement of Changes in Shareholders'
         Equity ......................................................... F-4

         Notes to Financial Statements....................................F-5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .............................. 1

Part II  Other Information

Item 1.  Legal Proceedings ................................................ 2

Item 2.  Changes in Securities ............................................ 3

Item 3.  Defaults Upon Senior Securities .................................. 3

Item 4.  Submission of Matters to a Vote of Security Holders .............. 3

Item 5.  Other Information ................................................ 3

Item 6.  Exhibits and Reports on Form 8-K ................................. 4

                                     PART I



Item 1.  Financial Statements                                              Page
                                                                           ----
         Balance Sheet - dated
         August 31, 1997 and May 31, 1997 ................................. F-1

         Statement of Operations - for the
         three months ended August 31, 1997 and
         August 31, 1996 .................................................. F-2

         Statement of Cash Flows - for the
         three months ended August 31, 1997 and
         August 31, 1996 .................................................. F-3

         Statement of Changes in Shareholders'
         Equity ........................................................... F-4

         Notes to Financial Statements .................................... F-5

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS

                                                     August 31,       May 31,
                                                        1997            1997
                                                    -----------     -----------
CURRENT ASSETS:
   Cash and cash equivalents                        $    43,257     $    10,098
   Other receivables                                     11,512          40,579
   Inventory                                            143,799         143,313
   Marketable securities                                   --            13,250
                                                    -----------     -----------

   Total Current Assets                                 198,568         207,240

PROPERTY, PLANT, AND EQUIPMENT, net of
   accumulated depreciation and amortization              3,174           2,158

OTHER ASSETS:
   Organization costs, net of accumulated
    amortization                                            826             741
   Security deposits                                     11,739           9,394
                                                    -----------     -----------

                                                         12,565          10,135
                                                    -----------     -----------

                                                    $   214,307     $   219,533
                                                    ===========     ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses            $   116,589     $   110,385
   Payroll taxes payable                                  3,344           2,833
                                                    -----------     -----------

   Total Current Liabilities                            119,933         113,218

DUE TO SHAREHOLDERS:                                       --           315,000

COMMITMENTS AND CONTINGENCIES:                             --              --

SHAREHOLDERS' EQUITY:
   Common stock - $0.001 par value
    50,000,000 shares authorized
    11,429,472 and 7,867,000 shares
    issued and outstanding, respectively                  9,304           7,813
   Additional paid-in capital                         1,848,723       1,327,324
   Deficit accumulated during the
    development stage                                (1,763,653)     (1,543,822)
                                                    -----------     -----------

   Shareholders' Equity                                  94,374        (208,685)
                                                    -----------     -----------

                                                    $   214,307     $   219,533
                                                    ===========     ===========


                        SEE NOTES TO FINANCIAL STATEMENTS
                                       F-1

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                          Three Months Ended
                                                              August 31,
                                                       ------------------------
                                                          1997           1996
                                                       ---------      ---------
Revenues
   Technology license fees                             $    --        $    --
                                                       ---------      ---------
                                                            --             --
                                                       ---------      ---------

Operating Expenses
   Compensation and related costs
   legal, accounting, consulting fees and
   other general and administrative costs                220,871        176,264
                                                       ---------      ---------
Total operating expenses                                 220,871        176,264
                                                       ---------      ---------

Loss from operations                                    (220,871)      (176,264)
                                                       ---------      ---------

Other Income
   Interest income                                            34             43
   Foreign exchange gain (loss)                            1,007            517
                                                       ---------      ---------
                                                           1,041            560

Net Loss                                               $(219,831)     $(175,704)
                                                       =========      =========

Net loss per weighted-average share of
   common stock outstanding                            $   (0.02)     $   (0.02)
                                                       =========      =========




                        SEE NOTES TO FINANCIAL STATEMENTS
                                       F-2

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                    Three Months Ended
                                                                        August 31,
                                                                  ---------    ---------
                                                                     1997         1996
                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $(219,831)   $(175,704)
   Adjustments to reconcile net income to net cash
     used in operating activities:
   Depreciation and amortization                                        438         --
   Common stock issued as payment for services                       47,700            4

CHANGES IN OPERATING ASSETS AND LIABILITIES:
   (Increase) decrease in other receivables                          29,067      (16,658)
   (Increase) decrease in inventory                                    (486)        --
   (Increase) decrease in organization costs                            (85)        --
   (Increase) decrease in security deposits                          (2,345)        --
   Increase (decrease) in accounts payable and accrued expenses      48,894         --
   Increase (decrease) in accounts payroll taxes payable               (511)        --
                                                                  ---------    ---------

NET CASH USED IN OPERATING ACTIVITIES                               (97,159)    (192,358)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                             (1,013)        --
   Proceeds from sale of marketable securities                       13,831         --
                                                                  ---------    ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES                            12,818         --

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Increase) decrease in loan to shareholder                          --         54,702
   Proceeds from sale of common stock                               117,500       23,506
                                                                  ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           117,500       78,208


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 33,159     (114,150)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     10,098      155,194
                                                                  ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  43,257    $  41,044
                                                                  =========    =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
    Interest                                                      $       7    $    --
                                                                  =========    =========
    Income taxes                                                  $   --       $    --
                                                                  =========    =========
   Cash received during the period for:
    Interest                                                      $      34    $      43
                                                                  =========    =========

DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   In July 1997, certain stockholders converted a total of $315,000 of stockholder loans including accrued interest of $11,440 into 907,150 shares of common stock.
   In July 1997, the Company issued 97,656 shares of common stock to its president in lieu of payment for his remaining unpaid compensation of
    $31,250


                        SEE NOTES TO FINANCIAL STATEMENTS
                                       F-3

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

                                   (Unaudited)


                                                       Common Stock                 Additional
                                              -----------------------------          Paid-in         Accumulated
                                                 Shares             Amount           Capital           Deficit             Total
                                              -----------        -----------       -----------       -----------        -----------
BALANCE, May 31, 1997                          10,113,381        $     7,813       $ 1,327,324       $(1,543,822)       $  (208,685)

Sale of common stock                              350,000                350           117,150              --              117,500
Cancellation of common stock                     (175,000)              --                --                --                 --
Issuance of common  stock
   for services                                    64,857                 65            22,635              --               22,700
Issuance of common stock
   for compensation                                71,428                 71            24,929              --               25,000
Conversion of stockholders'
   loans to equity                              1,004,806              1,005           356,685              --              357,690
Net loss                                             --                 --                --            (219,831)          (219,831)
                                              -----------        -----------       -----------       -----------        -----------
BALANCE, August 31, 1997                       11,429,472        $     9,304       $ 1,848,723       $(1,763,653)       $    94,374
                                              ===========        ===========       ===========       ===========        ===========


                        SEE NOTES TO FINANCIAL STATEMENTS
                                       F-4

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1997
                                   (Unaudited)


     Reference is made to the financial statements included in the Company's Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended May 31, 1997.

     The financial statements for the periods ended August 31, 1997 are unaudited and include all adjustments which, in the opinion of management, are necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

The Financial Statements for the period ended August 31, 1997 included in this Form 10-Q are unaudited; however, such information reflects all adjustments (consists solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Three months ending August 31, 1997 vs. August 31, 1996.

Sales for the three months ended August 31, 1997, were $0. In the same period in 1996, sales were also $0. The Company's inability to generate sales in this period is attributable to the complete management and operational turnaround that the Company undertook in November, 1996. Operating expenses for the three months ended August 31, 1997, increased 25% to $220,871 when compared to the same period in 1996. The increase was attributable to the legal, auditing and administrative expenses incurred by the Company to complete the turnaround of its operations. The Company also recorded other income of $1,007 which consisted primarily of financial gains from currency fluctuations. The net result of the Company's operations for the three month period was a loss of $219,831. Thus, the Company's business operations in the three months ended August 31, 1997, were nominal and are not expected to become profitable for the next nine months.

On August 31, 1997, the Company had $214,307 in assets, of which $198,568 were current assets: $143,799 of inventory; $43,257 in cash and cash equivalents and $11,512 was in accounts and advances receivable. In addition, the Company had $3,174 of equipment (net of depreciation), organizational cost of $826 and security deposits of $11,739. Based on the Company's average monthly operating expenses of $73,623 during the three month period ending August 31, 1997, the Company has less than one month of current assets to operate its business, assuming no revenues are earned and that the Company does not raise capital from third-party sources.

In the three month period, the Company had total liabilities of $119,933 and $94,374 in shareholders' equity. However, the Company had an accumulated deficit of $1,763,653.

Liquidity and Financial Resources at August 31, 1997

On August 31, 1997, the Company, due to the lack of internally generated cash flow from operations had a weak financial position and without generating working capital from third-party sources is not likely to continue as a going concern. The Company, is planning to raise additional working capital through the sale of debt and equity and believes it will raise a sufficient amount of capital to sustain the Company's operations.

The Company's management originally anticipated selling the Company's products in the Spring of 1997, however its reorganization plan was delayed by litigation brought by the Company and the additional time necessary to complete its year end audit for May 31, 1997.

Part II  Other Information

 Item 1. Legal Proceedings

On June 26, 1997, the Company commenced an action against Mr. Jan Sulkiewicz and certain persons he controls for breach of contract and to secure certain equipment and intellectual property that is owned by the Company, but is allegedly being wrongfully withheld by Mr. Sulkiewicz. Since the filing of the lawsuit, Mr. Sulkiewicz has returned some equipment, however the remaining issues are still being litigated. The Company believes that this lawsuit will be adjudicated in its favor. Stratford Acquisition Corporation v. Jan Sulkiewicz, et. al., Ontario Court (General Division), Index No. 97- CV-126925.

On August 12, 1997, a shareholder, Mel Greenspoon, commenced an action against the Company and its current President, Mr. A. Roy MacMillan, to enjoin the Company and Mr. MacMillan from taking any action that would restrict the sale of common stock that he allegedly owns. Mr. Greenspoon is one of the shareholders that are subject to the following lawsuit. The Company has raised several defenses to this action and believes the lawsuit is without merit. Mel Greenspoon vs. Stratford Acquisition Corporation, et. al., Ontario Court (General Division), Index No. 97-CV-126814.

On August 27, 1997, the Company commenced an action against 46 separate shareholders seeking, principally, to cancel approximately 1,800,000 shares of common stock and certain stock option which it believes were unlawfully issued. In addition, the Company has asserted additional claims in this litigation against certain defendants, who were former directors and officers of the Company, for breach of their fiduciary duties of care and loyalty to the Company. The Company believes that this lawsuit will be adjudicated in its favor. Stratford Acquisition Corporation v. 10222 Investments, et. al., United States District Court, District of Minnesota, Index No. 97-1954.

The SEC has made inquiries of the Company relating to certain accounting and financial reporting issues arising from the Company's quarterly filings in 1996 and 1995. The SEC's investigation is believed to be directed at the actions and omissions of former directors, officers, employees and advisors of the Company that were employed by, or associated with, the Company prior to November 29, 1996.

 Item 2. Changes in Securities

In the period ended August 31, 1996, the Company issued 1,316,091 shares of its $.001 par value common stock. Of the 1,316,091 shares that were issued, 350,000 restricted shares were sold at market prices pursuant to Regulation D and Regulation S. The Company also canceled 175,000 shares that it believes were unlawfully issued. The Company issued 64,857 shares of common stock to one of its directors, Daniel W. Dowe, in exchange for legal services rendered to the Company and an additional 71,428 shares to another director and President, A. Roy MacMillan, for unpaid wages. In addition 1,004,806 shares were issued to three separate entities controlled by the Company's third director, Douglas Friedenberg (hereinafter "the Friedenberg Entities"), in exchange for the Friedenberg Entities' agreement to convert $315,000 of debentures owned by them in the aggregate into equity. As part of the Friedenberg Entities purchase of an unsecured debenture from the Company, they were issued a warrant to purchase common stock at the exercise price of $.50 per share and having a termination date of February 1, 2002, for every $1.00 of principal amount of the debenture purchased. This resulted in the issuance of 304,000 warrants. (See Liquidity and Financial Resources at August 31, 1997).

On June 25, 1997, the Company issued to each of its three directors, Messrs, MacMillan, Dowe and Friedenberg, an option to purchase 575,924 shares of common stock, at the exercise price of $.37 and having a termination date of June 25, 2002, which in the aggregate resulted in the issuance of 1,727,772 stock options. In addition, two employees were granted 1,000 and 2,000 warrants, respectively, to purchase common stock at the exercise price of $.50 and having a termination date of February 1, 2000. As part of his compensation, Mr. MacMillan also received a warrant to purchase 91,504 shares of common stock at the exercise price of $.35 and having a termination date of February 1, 2000.

 Item 3. Defaults Upon Senior Securities

         Not Applicable.

 Item 4. Submission of Matters to a Vote of Security Holders

         Not Applicable.

 Item 5. Other Information

         Not Applicable.

 Item 6. Exhibits and Reports on Form 8-K

On August 27, 1997, the Company sold 200,000 restricted shares of its common stock at $.35 per share to two offshore investors pursuant to Regulation S. All other information relating to this Form 8-K filing is incorporated by reference to the Form 8-K filed on August 28, 1997.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Stratford Acquisition Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

STRATFORD ACQUISITION CORPORATION


By:
    -------------------------------
    A. Roy MacMillan
    President


By:
    -------------------------------
    Douglas Friedenberg
    Treasurer


By:
    -------------------------------
    Daniel W. Dowe
    Secretary


Date: October 15, 1997