Form 10-Q
period 1997-11-30
STRATFORD ACQUISITION CORP
filed 1998-01-16
CIK 945634

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
     _______________ .


                        STRATFORD ACQUISITION CORPORATION
             (Exact name of registrant as specified in its charter)

       Minnesota                     0-26112                     41-1759882
(State of Jurisdiction)            (Commission                  (IRS Employer
                                  File Number)               Identification No.)


67 Wall Street, Suite 2411, c/o Daniel W. Dowe, Esq.
New York, New York                                                      10005
(Address of Principal Executive offices)                              (Zip Code)

Registrant's telephone number, including area code 212-293-7299

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes _X_ No ___.

The Company had 11,691,896 shares of its $.001 par value common stock issued and outstanding on November 30, 1997. On a fully diluted basis, assuming all outstanding stock options and warrants to purchase common are exercised, the Company would have 14,049,172 shares of common stock issued and outstanding. The Company has commenced a lawsuit to cancel 1,800,000 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q                                     Incorporated Document
Part II
Item 6 - Exhibits and Reports                             Form 8-K filed on
         on Form 8-K                                      November 10, 1997

                                                          Form 8-K filed on
                                                          November 24, 1997

                        STRATFORD ACQUISITION CORPORATION

                                      Index

                                                                        Page No.
                                                                        --------

Part I   Financial Information

Item 1.  Financial Statements (Unaudited)

         Balance Sheet - dated
         November 30, 1997 and May 31, 1997.................................F-1

         Statement of Operations - for the three months ended  November
         30, 1997 and November 30, 1996 and for the six months ended
         November 30, 1997 and November 30, 1996............................F-2

         Statement of Cash Flows - for the six
         months ended November 30, 1997 and
         November 30, 1996..................................................F-3

         Statement of Changes in Shareholders'
         Equity.............................................................F-4

         Notes to Financial Statements......................................F-5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................1

Part II  Other Information

Item 1.  Legal Proceedings....................................................3

Item 2.  Changes in Securities................................................3

Item 3.  Defaults Upon Senior Securities......................................4

Item 4.  Submission of Matters to a Vote of Security Holders..................4

Item 5.  Other Information....................................................4

Item 6.  Exhibits and Reports on Form 8-K.....................................4

                                     PART I

Item 1.  Financial Statements                                              Page
                                                                           ----

         Balance Sheet - dated
         November 30, 1997 and May 31, 1997.................................F-1

         Statement of Operations - for the three months ended  November
         30, 1997 and November 30, 1996 and for the six months ended
         November 30, 1997 and November 30, 1996............................F-2

         Statement of Cash Flows - for the six
         months ended November 30, 1997 and
         November 30, 1996..................................................F-3

         Statement of Changes in Shareholders'
         Equity.............................................................F-4

         Notes to Financial Statements......................................F-5

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS

                                                        November 30,      May 31,
                                                            1997           1997
                                                        -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                             $    15,486    $    10,098
  Other receivables                                          17,453         40,579
  Inventory                                                 198,965        143,313
  Marketable securities                                        --           13,250
                                                        -----------    -----------

  Total Current Assets                                      231,903        207,240

PROPERTY, PLANT, AND EQUIPMENT, net of
  accumulated depreciation and amortization                   3,268          2,158

OTHER ASSETS:
  Organization costs, net of accumulated amortization           805            741
  Security deposits                                          12,111          9,394
                                                        -----------    -----------

                                                             12,916         10,135
                                                        -----------    -----------

                                                        $   248,088    $   219,533
                                                        ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                 $   204,380    $   110,385
  Payroll taxes payable                                       2,352          2,833
                                                        -----------    -----------

  Total Current Liabilities                                 206,732        113,218

DUE TO SHAREHOLDERS:                                           --          315,000

COMMITMENTS AND CONTINGENCIES:                                                --

SHAREHOLDERS' EQUITY:
  Common stock -  $0.001 par value
    50,000,000 shares authorized
   11,691,896 and 7,867,000 shares
    issued and outstanding, respectively                      9,566          7,813
  Additional paid-in capital                              1,935,721      1,327,324
  Deficit accumulated during the
    development stage                                    (1,903,932)    (1,543,822)
                                                        -----------    -----------

  Shareholders' equity (deficit)                             41,355       (208,685)
                                                        -----------    -----------

                                                        $   248,088    $   219,533
                                                        ===========    ===========


                        SEE NOTES TO FINANCIAL STATEMENTS
                                       F-1

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                               Three Months Ended         Six Months Ended
                                                                    November 30,             November 30,
                                                              ----------------------    ----------------------
                                                                 1997         1996         1997         1996
                                                              ---------    ---------    ---------    ---------
Revenues
       Technology license fees                                $    --           --      $    --      $    --
                                                              ---------    ---------    ---------    ---------
                                                                   --           --           --           --
                                                              ---------    ---------    ---------    ---------

Operating Expenses
       Compensation and related costs
       legal, accounting, consulting fees and other general
       and administrative costs                                 147,963      159,890      368,834      336,154
                                                              ---------    ---------    ---------    ---------
Total operating expenses                                        147,963      159,890      368,834      336,154
                                                              ---------    ---------    ---------    ---------

Loss from operations                                           (147,963)    (159,890)    (368,834)    (336,154)
                                                              ---------    ---------    ---------    ---------

Other Income
       Interest income                                                5            6           39           49
       Foreign exchange gain (loss)                               7,679       (1,639)       8,686       (1,122)
                                                              ---------    ---------    ---------    ---------
                                                                  7,684       (1,633)       8,725       (1,073)

Net Loss                                                      $(140,279)   (161,523)    $(360,110)   $(337,227)
                                                              =========    =========    =========    =========

Net loss per weighted-average share of
       common stock outstanding                               $   (0.01)   $   (0.02)   $   (0.03)   $   (0.04)
                                                              =========    =========    =========    =========



                        SEE NOTES TO FINANCIAL STATEMENTS
                                       F-2

                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                Six Months Ended

                                                                                                November 30,
                                                                                           ----------------------
                                                                                              1997         1996
                                                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                $(360,110)   $(337,227)
   Adjustments to reconcile net income to net cash
     used in operating activities:
   Depreciation and amortization                                                                 524         --
   Common stock issued as payment for services                                                47,700            5

CHANGES IN OPERATING ASSETS AND LIABILITIES:
   (Increase) decrease in other receivables                                                   23,126      (31,364)
   (Increase) decrease in inventory                                                          (55,652)        --
   (Increase) decrease in organization costs                                                    (157)        --
   (Increase) decrease in security deposits                                                   (2,717)      44,118
   Increase (decrease) in accounts payable and accrued expenses                               93,996         --
   Increase (decrease) in accounts payroll taxes payable                                        (481)        --
                                                                                           ---------    ---------

NET CASH USED IN OPERATING ACTIVITIES                                                       (253,771)    (324,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                                      (1,541)        --
   Proceeds from sale of marketable securities                                                13,250         --
                                                                                           ---------    ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                     11,709         --

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Increase) decrease in loan to shareholder                                               (315,000)     134,405
   Proceeds from sale of common stock                                                        562,450       75,033
                                                                                           ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    247,450      209,438


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           5,388     (115,030)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              10,098      155,194
                                                                                           ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $  15,486    $  40,164
                                                                                           =========    =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
        Interest                                                                           $       7    $    --
                                                                                           =========    =========
        Income taxes                                                                       $    --      $    --
                                                                                           =========    =========
   Cash received during the period for:
        Interest                                                                           $      39    $      49
                                                                                           =========    =========
DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   In July 1997, certain stockholders converted a total of $315,000 of stockholder loans
       including accrued interest of $11,440 into 907,150 shares of common stock           $ 326,440    $    --
                                                                                           =========    =========
   In July 1997, the Company issued 97,656 shares of common stock to its president
       in lieu of payment for his remaining unpaid compensation of $31,250                 $  31,250    $    --
                                                                                           =========    =========


                        SEE NOTES TO FINANCIAL STATEMENTS
                                       F-3

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

                                   (Unaudited)


                                                         Common Stock               Additional
                                                -----------------------------         Paid-in         Accumulated
                                                   Shares            Amount           Capital           Deficit            Total
                                                -----------       -----------       -----------       -----------       -----------
BALANCE, May 31, 1997                            10,113,381       $     7,813       $ 1,327,324       $(1,543,822)      $  (208,685)

Sale of common stock                                350,000               350           117,150              --             117,500
Cancellation of common stock                       (175,000)             --                --                --                --
Issuance of common stock
    for services                                     64,857                65            22,635              --              22,700
Issuance of common stock
    for compensation                                 71,428                71            24,929              --              25,000
Conversion of stockholders'
    loans to equity                               1,004,806             1,005           356,685              --             357,690
Net loss                                               --                --                --            (219,831)         (219,831)
                                                -----------       -----------       -----------       -----------       -----------
BALANCE, August 31, 1997                         11,429,472       $     9,304       $ 1,848,723       $(1,763,653)      $    94,374

Sale of common stock                                220,750               220            87,080              --              87,300
Cancellation of common stock                        (40,000)              (40)             --                --                 (40)
Issuance of common stock
    for services                                       --                --                --                --                --
Issuance of common stock
    for compensation                                   --                --                --                --                --
Conversion of stockholders'
    loans to equity                                  81,674                82               (82)             --                --
Net loss                                               --                --                --            (140,279)         (140,279)
                                                -----------       -----------       -----------       -----------       -----------
BALANCE, November 30, 1997                       11,691,896       $     9,566       $ 1,935,721       $(1,903,932)      $    41,355
                                                ===========       ===========       ===========       ===========       ===========



                        SEE NOTES TO FINANCIAL STATEMENTS
                                       F-4

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997
                                   (Unaudited)


Reference is made to the financial statements included in the Company's Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended May 31, 1997.

The financial statements for the periods ended November 30, 1997 are unaudited and include all adjustments which, in the opinion of management, are necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

The following financial information should be read in conjunction with the Company's financial statements and footnotes, which are annexed hereto. Forward looking statements made in this section are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

The Financial Statements for the period ended November 30, 1997 included in this Form 10-Q are unaudited; however, such information reflects all adjustments (consists solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Six months ending November 30, 1997 vs. November 30, 1996.

Sales for the six month period ending November 30, 1997, were $0. In the same period in 1996, sales were also $0. The Company's inability to generate sales in this period is attributable to the complete management and operational turnaround that the Company undertook in November, 1996. However, with the resignation of the Company's Chairman and Chief Executive Officer, A. Roy MacMillan, effective November 11, 1997, the Company has publicly announced the implementation of a 60 Day Plan which will complete the Company's operational turnaround and allow it to advance from the development stage to the operating stage on March 1, 1998. The Company announced this 60 Day Plan on December 15, 1997 in a letter to its shareholders. (See Item 6 -Exhibits). As of the filing date of this Form 10-Q, the Company has made substantial progress on each item listed in its 60 Day Plan and is on schedule to meet its target production date of March 1, 1998.

Operating expenses for the six month period ending on November 30, 1997, increased approximately 10% to $368,834 when compared to the same period in 1996. The increase was attributable to the legal, auditing and administrative expenses incurred by the Company to complete the turnaround of its operations. The Company also recorded other income of $7,684, which consisted primarily of financial gains from currency fluctuations. The net result of the Company's operations for the six month period was a loss of $360,110. Thus, the Company's business operations in the six month period ended November 30, 1997 were nominal, although the Company does intend to begin selling its admixture and finished mortar products in March, 1998.

On November 30, 1997, the Company had $248,088 in assets, of which $231,903 were current assets which include $198,965 of inventory, $15,486 in cash and cash equivalents and $17,453 in accounts and advances receivable. In addition, the Company had $3,268 of equipment (net of depreciation), organizational cost of $805 and security deposits of $12,111. Based on the Company's average monthly operating expenses of $61,472 during the six month period ending November 30, 1997, the Company has less than one month of current liquid assets to operate its business, assuming no revenues are earned in the near future and that the Company is unable to raise capital from third-party sources.

However, in October the Company raised $74,000 for working capital through the sale of 185,000 shares of common stock to seven shareholders. In November the Company raised an additional $25,000 for working capital through the sale of 62,500 shares of common stock to three entities controlled by a director, Douglas Friedenberg. In December and in January, 1998, Douglas Friedenberg, through an investment entity controlled by him, loaned the Company a total of $45,000. The Company intends to repay a portion of this loan from the proceeds of the private Debenture offering it will commence on January 16, 1998, and will convert the remaining balance of the loan into a purchase of the Debenture. Although the Company and Mr. Friedenberg have not come to final terms regarding the repayment of the loan, they have a mutually acceptable agreement to base the final loan repayment terms on the Company's success in completing the offering.

In the six month period, the Company had total liabilities of $206,732 and $41,355 in shareholders' equity. However, the Company had an accumulated deficit of $1,903,932.

Liquidity and Financial Resources at November 30, 1997

On November 30, 1997, the Company, due to the lack of internally generated cash flow from operations sold common stock to raise working capital from third-party sources to sustain its operations. The Company is planning to raise additional working capital through the offer for sale of a 10% Redeemable $500,000 Debenture and warrants to purchase 1,000,000 shares of its common stock. The Company will commence this offering on January 16, 1998 and foresees the possibility of closing all or a substantial portion of the offering in early February. The proceeds of this offering will be used primarily to complete the purchase and installation of a fully-integrated blending and bagging machine, to renovate its office facility in Mississauga, Ontario and for additional payroll expenses attributable to the hiring of a general manager and a sales manager to oversee the Company's Canadian operations.

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

On August 12, 1997, a shareholder, Mel Greenspoon, commenced an action against the Company and its former President, Mr. A. Roy MacMillan, to enjoin the Company and Mr. MacMillan from taking any action that would restrict the sale of common stock that he allegedly owns. Mr. Greenspoon is one of the shareholders that are subject to the following lawsuit. The Company has raised several defenses to this action and believes the lawsuit is without merit. Mel Greenspoon vs. Stratford Acquisition Corporation, et. al., Ontario Court (General Division), Index No. 97-CV-126814. On August 27, 1997, the Company commenced an action against 46 separate shareholders seeking, principally, to cancel approximately 1,800,000 shares of common stock and certain stock options which it believes were unlawfully issued. In addition, the Company has asserted additional claims in this litigation against certain defendants, who were former directors and officers of the Company, for breach of their fiduciary duties of care and loyalty to the Company. The Company believes that this lawsuit will be adjudicated in its favor. Stratford Acquisition Corporation v. 10222 Investments, et. al., United States District Court, District of Minnesota, Index No. 97- 1954. As of the filing of this lawsuit shareholders owning approximately 800,000 shares of stock have defaulted in answering the lawsuit. The Company will cancel these shares once it has received a final court order.

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

Item 2.   Changes in Securities

In the three month period ended November 30, 1997, the Company issued 302,424 shares of its $.001 par value common stock and cancelled 40,000 shares pursuant to an agreement with the record shareholder as part of the lawsuit Stratford Acquisition Corporation v. 10222 Investments, et. al., United States District Court, District of Minnesota, Index No. 97-1954. Of the 302,424 shares that were issued all shares were issued at market prices and sold either pursuant to Regulation D or Regulation S, if it was applicable. Of the 302,424 shares of common stock issued in the three month period (August 31, 1997 to November 30, 1997) 81,674 shares were issued to an entity controlled by one of the Company's directors, Douglas Friedenberg, in partial exchange for the entity's agreement to convert the outstanding principal and accrued interest in a debenture into equity. (See Liquidity and Financial Resources at November 30, 1997).

On September 17, 1997, the Company issued an option to purchase 10,000 shares of its common stock to a former officer of its subsidiary, Novacrete Technology, Inc. The stock option expires on September 16, 2002 and has an exercise price of $.50 per share.

On October 17, 1997, the Company issued to a newly appointed  director,  William
K. Lavin, an option to purchase 200,000 shares of common stock, at the exercise price of $.40 and having a termination date of October 17, 2002.

Item 3.   Defaults Upon Senior Securities

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not Applicable. The Company is planning to hold the next annual meeting of shareholders in March, 1998.

 Item 5.  Other Information

          Not Applicable.

 Item 6.  Exhibits and Reports on Form 8-K

Exhibits

(99) December 15, 1997 letter to shareholders.

Reports on Form 8-K

Form 8-K filed on                                      Incorporated by reference
November 10, 1997                                      to the Form 8-K Report

Form 8-K filed on                                      Incorporated by reference
November 24, 1997                                      to the Form 8-K Report

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Stratford Acquisition Corporation has duly caused this report to be signed on its behalf by the undersigned person who is duly authorized to sign on behalf of the Registrant and as chief accounting officer.


STRATFORD ACQUISITION CORPORATION


By: /s/ Daniel W. Dowe
    -----------------------------
    Daniel W. Dowe
    President


Date: January 15, 1998

                                                                       EXHIBIT A

                        STRATFORD ACQUISITION CORPORATION
                            1775 BROADWAY, SUITE 1410
                            NEW YORK, NEW YORK 10019


                                                  December 15, 1997


Dear Shareholder:

     With the Holiday Season upon us, the Board of Directors of Stratford Acquisition Corporation would like to present you with a brief overview of the past year and some insights into a bold plan of action that we intend to complete by February 15, 1998. Our plan is known as the "60 Day Plan" and everyone, from our new Chairman, William Lavin to Phil Ramdharie, our foreman who will be responsible for stacking bags and pails of our Novacrete Admixture and Novacrete Mortar Products at our warehouse door for shipment to distributors, has signed on to this plan.

     With the retirement of A. Roy MacMillan on November 17, 1997, I was appointed as Interim President to spearhead the 60 Day Plan and to kick-off a very aggressive selling and marketing campaign on our Novacrete Admixture and all mortar products using the Novacrete Admixture.

     From now to February 15, 1998, we will complete the following items which together constitute our 60 Day Plan:

     * Complete a private offering of securities to raise working capital.

     * Purchase a fully-integrated blending and bagging machine to produce and bag our Novacrete Admixture, Novacrete Multi-Purpose Mortar (MP), our fibre-reinforced Novacrete Multi-Purpose Mortar (MPI) and all future Novacrete products.

     * Work toward completing our negotiations with established distributors of construction products for Canada. By contracting out the distribution of our products we will be able to concentrate on the production of the Novacrete Admixture and new mortar and concrete products. This approach will also allow our sales personnel to work with our distribution "partners" on maximizing customer awareness of our products and, ultimately, to generate sales as fast as possible.

     * Hire a salesperson to head our Sales Department in Canada. This person will have 10+ years of experience in selling construction products and a civil engineering background to be capable of "speaking" with our distribution partners and potential customers about the technical advantages of our products, which management believes are very competitive.

     * We will arrange to have our Novacrete MP and Novacrete MPI mortar products tested again by Ortech (a leading Canadian testing laboratory) to validate the products against the very stringent product specification standards demanded by the New York State Department of Transportation. This validation will enhance our distribution efforts in New York State and throughout the United States. We have already had these products tested in accordance with the specifications demanded by the Ontario Ministry for Transportation, which are also very stringent, and are quite pleased with each product's performance.

     * Secure reports from two consultants that the Company has hired to provide comments on the technical aspects of the Novacrete Admixture and finished mortar products and to present ideas on establishing a distribution network in the United States.

     * Establish a new office in New York City to serve as the Company's Corporate Headquarters and its United States sales office. The Company will continue to manufacture its products in its Mississauga, Ontario facility.

     * Hire a law firm to advise management on the prospects of patenting the Novacrete Admixture. Although the Company currently has trade secret status for the Novacrete Admixture, a patent will provide the Company with even greater legal protections.

     * We plan to expand our board of directors and will compliment the existing board by adding an additional person with substantial experience in the construction industry in the United States.

     * Set a date for our next annual meeting of shareholders. Although it has been in excess of one year since the last meeting of shareholders we would like to complete the 60 Day Plan and then present to you at the upcoming Annual Meeting of Shareholders our business plan for the remaining part of the year -- "The '98 Plan".

     Upon the completion of the 60 Day Plan we will have a fully-integrated production facility, a distribution system to sell our products in Canada, a sound and experienced management team and governing board of directors, a first-rate administration office in Canada for our customers and employees and, foremost, a Company that is finally positioned to sell its products and create value for its shareholders. None of this could have been accomplished without the consistent support of our director, Doug Friedenberg, who has been instrumental in arranging to secure working capital for the Company over the past year and the consistent performance of Dianne Hartwick, who was recently promoted to General Manager of our Mississauga facility.

     I hope you can attend the upcoming Annual Meeting of Shareholders so that you can personally witness the improvements we will make over the next 60 days and get a first-hand presentation of "The '98 Plan".

     As a shareholder, I will assure you that the new management team is geared to move swiftly and with conviction to sell our products and create value for all shareholders.

     Happy Holidays!


                                             Sincerely,


                                             /s/ Daniel W. Dowe
                                             ------------------
                                             Daniel W. Dowe
                                             Acting President