Form 10-Q
period 1997-02-28
STRATFORD ACQUISITION CORP
filed 1998-04-15
CIK 945634

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________ .


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

Registrant's telephone number, including area code 212-825-9292

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the
past 90 days.    Yes _X_  No ___.

The Company had 11,939,396 shares of its $.001 par value common stock issued and outstanding on February 28, 1998. On a fully diluted basis, assuming all outstanding stock options and warrants to purchase common are exercised, the Company would have 15,611,672 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


Location in Form 10-Q                           Incorporated Document
---------------------                           ---------------------
Part II
Item 6 - Exhibits and Reports                   Form 8-K filed on
         on Form 8-K                            November 24, 1997

                        STRATFORD ACQUISITION CORPORATION

                                      Index


                                                                       Page No.
                                                                       --------
Part I  Financial Information

Item 1. Financial Statements (Unaudited)

        Balance Sheet - dated
        February 28, 1998 and May 31, 1997............................... F-1

        Statement of Operations - for the three months ended  February
        28, 1998 and February 28, 1997 and for the nine months ended
        February 28, 1998 and February 28, 1997.......................... F-2

        Statement of Cash Flows - for the nine
        months ended February 28, 1998 and
        February 28, 1997................................................ F-3

        Notes to Financial Statements.................................... F-4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..............................  1

Part II Other Information

Item 1. Legal Proceedings................................................  4

Item 2. Changes in Securities............................................  5

Item 3. Defaults Upon Senior Securities..................................  6

Item 4. Submission of Matters to a Vote of Security Holders..............  6

Item 5. Other Information................................................  6

Item 6. Exhibits and Reports on Form 8-K.................................  7

                                     PART I

                                                                         Page
                                                                         ----
Item 1. Financial Statements

        Balance Sheet - dated
        February 28, 1998 and May 31, 1997............................... F-1

        Statement of Operations - for the three months ended  February
        28, 1998 and February 28, 1997 and for the nine months ended
        February 28, 1998 and February 28, 1997.......................... F-2

        Statement of Cash Flows - for the nine
        months ended February 28, 1998 and
        February 28, 1997................................................ F-3

        Notes to Financial Statements.................................... F-4

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS

                                                                    February 28,     May 31,
                                                                       1998           1997
                                                                    -----------    -----------
CURRENT ASSETS:
       Cash and cash equivalents                                    $   209,369    $    10,098
       Other receivables                                                 12,264         40,579
       Inventory                                                        124,027        143,313
       Marketable securities                                               --           13,250
                                                                    -----------    -----------
       Total Current Assets                                             345,660        207,240

PROPERTY, PLANT, AND EQUIPMENT, net of
       accumulated depreciation and amortization                        112,407          2,158

OTHER ASSETS:
       Organization costs, net of accumulated amortization                  767            741
       Security deposits                                                  9,861          9,394
                                                                    -----------    -----------
                                                                         10,628         10,135
                                                                    -----------    -----------
                                                                    $   468,695    $   219,533
                                                                    ===========    ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
       Accounts payable and accrued expenses                        $    71,962    $   110,385
       Payroll taxes payable                                                933          2,833
       Short-term debenture                                             550,000           --
                                                                    -----------    -----------
       Total Current Liabilities                                        622,895        113,218

DUE TO SHAREHOLDERS                                                        --          315,000

SHAREHOLDERS' EQUITY:
       Common stock -  $0.001 par value
            50,000,000 shares authorized.
            11,939,396 and 10,113,381 shares
       issued and outstanding, respectively                              11,939         10,113
       Additional paid-in capital                                     1,985,883      1,325,024
       Deficit accumulated during the
       development stage                                             (2,152,022)    (1,543,822)
                                                                    -----------    -----------
       Shareholders' Equity (Deficit)                                  (154,200)      (208,685)
                                                                    -----------    -----------
                                                                    $   468,695    $   219,533
                                                                    ===========    ===========


                        SEE NOTES TO FINANCIAL STATEMENTS

                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                  Three Months Ended               Nine Months Ended
                                                                      February 28,                    February 28,
                                                              ----------------------------    ----------------------------
                                                                  1998            1997            1998           1997
                                                              ------------    ------------    ------------    ------------
REVENUE                                                       $       --      $       --      $       --      $       --
                                                              ------------    ------------    ------------    ------------
OPERATING EXPENSES:
       Compensation and related costs
       legal, accounting, consulting fees and other general
       and administrative costs                                    225,809         209,531         594,643         545,685
                                                              ------------    ------------    ------------    ------------

TOTAL OPERATING EXPENSES                                           225,809         209,531         594,643         545,685
                                                              ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                              (225,809)       (209,531)       (594,643)       (545,685)
                                                              ------------    ------------    ------------    ------------
OTHER INCOME:
       Interest income                                                --              --                39              49
       Foreign exchange gain (loss)                                (22,281)          2,644         (13,595)          1,522
                                                              ------------    ------------    ------------    ------------
                                                                   (22,281)          2,644         (13,557)          1,571

NET LOSS                                                      $   (248,090)   $   (206,887)   $   (608,200)   $   (544,114)
                                                              ============    ============    ============    ============
Basic loss per weighted-average share of
       common stock outstanding                               $      (0.02)   $      (0.02)   $      (0.05)   $      (0.06)
                                                              ============    ============    ============    ============
Weighted-average share of common stock outstanding              11,741,396      10,655,092      11,400,884       9,941,981
                                                              ============    ============    ============    ============


                        SEE NOTES TO FINANCIAL STATEMENTS

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                           Nine Months Ended
                                                                              February 28,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                       $(608,200)   $(544,114)
         Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization                                      2,319         --
         Common stock issued as payment for services                       61,350          559

CHANGES IN OPERATING ASSETS AND LIABILITIES:
         (Increase) decrease in other receivables                          28,315      (31,752)
         (Increase) decrease in inventory                                  19,286         --
         (Increase) decrease in organization costs                            (26)        --
         (Increase) decrease in security deposits                            (467)      44,118
         Increase (decrease) in accounts payable and accrued expenses     (38,423)    (100,000)
         Increase (decrease) in accounts payroll taxes payable             (1,900)        --
                                                                        ---------    ---------

NET CASH USED IN OPERATING ACTIVITIES                                    (537,747)    (631,189)
                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment                           (112,568)        --
         Proceeds from sale of marketable securities                       13,250         --
                                                                        ---------    ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                 (99,318)        --
                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of debentures                             550,000         --
         Increase (decrease) in loan to shareholder                      (315,000)     413,700
         Proceeds from sale of common stock                               601,335       75,029
                                                                        ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 836,335      488,729
                                                                        ---------    ---------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      199,271     (142,460)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           10,098      155,194
                                                                        ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 209,369    $  12,734
                                                                        =========    =========


                        SEE NOTES TO FINANCIAL STATEMENTS

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998
                                   (Unaudited)

Reference is made to the financial statements included in the Company's Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended May 31, 1996.

The financial statements for the periods ended February 28, 1998 are unaudited and include all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

1. In February 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128, "Earnings Per Share" (FAS No.
     128) which became effective for both interim and annual financial statements for periods ending after December 15, 1997. The Company has adopted FAS No. 128 for its period ending February 28, 1998.

2. During February 1998, the Company issued 10% Convertible Debenture for $550,000 and a warrant to purchase 1,100,000 shares of Common Stock. The Debenture has a maturity date of October 31, 1998 and shall be convertible into Common Stock at a rate of 60% of the exercise price of the Warrant, only if the Company defaults on repayment of the outstanding principal and interest due at maturity of the Debenture. The Warrant will be issued as further consideration for the purchase of the Debenture and shall have an exercise price of $.30 per share and shall expire on February 1, 2001.

3. In June, 1997, the Company commenced an action against Mr. Jan Sulkiewicz and certain persons and entities that he controls for breach of contract and to secure certain equipment and intellectual property that is owned by the Company. Since the filing of the lawsuit, Mr. Sulkiewicz has returned some equipment, however the remaining issues are still being litigated. The Company believes that this lawsuit will be adjudicated in its favor. In addition, Mr. Sulkiewicz and companies that he controls are named defendants in the third lawsuit listed in this footnote. Stratford Acquisition Corporation v. Jan Sulkiewicz, et. Al., Ontario Court (General Division), Index No. 97-CV-126925.

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

     On August 27, 1997, the Company commenced an action against several of its shareholders seeking, principally, to cancel approximately 1,800,000 shares of common stock and certain stock options which it believes were unlawfully issued. In addition, the Company has asserted additional claims in this litigation against certain defendants, who were former directors and officers of the Company, for breach of their fiduciary duties of care and loyalty to the Company. The Company believes that this lawsuit will be adjudicated in its favor. Stratford Acquisition Corporation v. 10222 Investments, et. Al., United States District Court, District of Minnesota, Index No. 97-1954. The Company has since canceled approximately 190,000 shares of common stock through settlement agreements with eight defendants.

     A former director and officer of the Company, Barbara Robinson, who is also a defendant in the lawsuit Stratford Acquisition Corporation v. 10222 Investments, et. al., filed a lawsuit Barbara Robinson v. The Canadian Bar Insurance, et.al. v. Stratford Acquisition Corporation and Arthur Smith, Ontario Court (General Division), Index No. 97-CV-129642A to seek payment for employment disability insurance that she alleges was due to her under two disability insurance policies. The defendant insurance companies have denied any wrongdoing and, in fact, have filed a third-party complaint against the Company and its former director and President, Arthur Smith, alleging that Ms. Robinson and her former employer at the time, Mr. Arthur Smith's law office, and Mr. Arthur Smith, as a director and officer of the Company, made misrepresentations with respect to Ms. Robinson's employment status and her alleged disabilities at the time she was employed by Stratford. Ms. Robinson had received payments under disability policies prior to joining the Company for physical ailments that pre-existed her employment at the Company. The Company believes it has no obligations to Ms. Robinson or the insurance companies.

4.   Investigation by the United States Securities and Exchange Commission (SEC)

     The SEC has made inquiries of the Company relating to certain accounting and financial reporting issues arising from the Company's quarterly, annual and periodic reports that were filed in 1996 and 1995. The SEC's investigation is believed to be directed at the actions and omissions of several former directors, officers, employees and advisors of the Company that were employed by, or associated with, the Company prior to November 29, 1996. The Company is prepared to respond to any and all inquiries from the SEC's Department of Enforcement and is agreeable to assisting the SEC in its investigation. None of the Company's current directors and officers were employed by the Company prior to November 29, 1996.

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

The Financial Statements for the period ended February 28, 1998 included in this Form 10-Q are unaudited; however, such information reflects all adjustments (consists solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Three months ending February 28, 1998 vs. February 28, 1997.

The Company experienced material changes in its operations for the three month period ending February 28, 1998. As part of its 60-Day Plan to emerge from the development stage to the operating stage the Company has achieved the following objectives.

     * Completed the sale of $550,000 (USD) of a debenture and warrant and has used a portion of the proceeds from this financing to purchase new industrial equipment, remodel its offices and hire sales personnel.

     * Purchased and installed a new 75 cubic foot ribbon blending machine and compressed air bagging machine to enable the company to produce its products on a commercial scale and at substantially lower costs.

     * Finalized an agreement with the first distributor of construction products that will sell the NovaCrete line of products and has begun discussions with other large distributors in the United States.

     * Hired a sales manager with 25 years of experience to head the company's sales and marketing operation and hired a second sales person with a cement technology background who will also oversee the company's quality control programs. The company also hired a regional sales manager who will be based in New Jersey and will develop sales of NovaCrete products on the East Coast of the United States.

     * Completed the additional testing of the company's mortar products for salt resistance and setting times and has arranged to have all mortar products tested in accordance with the specification requirements of the New York State Department of Transportation.

     * Opened an office in New York City to serve as the Company's Corporate Headquarters and has expanded its board of directors to include Edward J. Malloy, President of the Greater New York Construction Trade Council, which oversees over 200,000 laborers in the construction industry.

     * Completed settlement agreements with eight shareholders that have agreed to forfeit 190,000 shares of common stock to settle all claims that were asserted against them in the stock cancellation lawsuit that was filed by the company last fall.

     The primary initiatives that the Company seeks to accomplish by December 31, 1998, are to establish a distribution system for the company's products throughout Canada and on the East Coast of the United States and to increase its menu of finished mortar products to seven products by year end.

     In addition, as of March 1, 1998, the Company's current Acting President, Daniel W. Dowe, has agreed to become its President and Chief Executive Officer for a three year term with an option to serve an additional three years.

Nine months ending February 28, 1998 vs. February 28, 1997.

     Although the Company has made material strides toward evolving from the development stage, sales for the nine month period ending February 28, 1998, were $0. In the same period in 1997, sales were also $0. The Company's inability to generate sales in this period is attributable to the complete management and operational turnaround that the Company undertook in November, 1996 and expedited toward completion starting on November 17, 1997.

Operating expenses for the nine month period ending on February 28, 1998, increased approximately 9% to $594,643 when compared to the same period in 1997. The increase was attributable to the legal, auditing and administrative expenses incurred by the Company to complete the turnaround of its operations. The Company also recorded other losses of $13,557, which consisted primarily of financial losses of $13,595 from currency fluctuations. The net result of the Company's operations for the nine month period was a loss of $608,200. Thus, other than for the material operational changes that took place during the period from November 17, 1997 to February 28, 1998, the Company's business operations in the nine month period ending on February 28, 1997 were nominal.

On February 28, 1998, the Company had $468,695 in assets, of which $345,660 were current assets consisting of: $209,369 in cash and cash equivalents, $124,027 of inventory and $12,264 in other receivables, which represents a tax refund due from Canada for sales tax paid on the new industrial equipment that was purchased in February, 1998. In addition, the Company had $112,407 of equipment (net of depreciation), organizational cost of $767 and security deposits of $9,861. Based on the Company's average monthly operating expenses of $49,553 during the nine month period ending February 28, 1998, the Company has less than four months of current liquid assets to operate its business, assuming no revenues are earned in the near future and that the Company is unable to raise capital from third-party sources.

Liquidity and Financial Resources at February 28, 1998

In the three month period ending on February 28, 1998, the Company raised $56,000 for working capital through the sale of short-term promissory notes from Firebird Partners, an investment entity controlled by a director, Douglas Friedenberg. In February, 1998 the Company paid the principal amount outstanding and all accrued interest on the notes owing to Firebird Capital from the proceeds of the sale of a 10% $550,000 Debenture and 1,100,000 warrants to purchase common stock that the Company sold in February, 1998. The Debenture matures on October 31, 1998, and if the Company defaults on the payment of the outstanding principal and interest due on the Debenture at maturity, the same shall be converted into common stock at rate of 60% of the $.30 exercise price on the warrants, or $.18 per share. The warrants are exercisable upon issuance and expire on February 1, 2001. If the average closing bid price of the Company's common stock equals or exceeds $.60 for twenty consecutive trading days then the Company has the right, upon providing the warrantholders with twenty days prior written notice, to redeem all the outstanding warrants for $.001 per share.

In the nine month period, the Company had total liabilities of $622,895 and a deficit of $154,200 in shareholders' equity. Of the total liabilities, $550,000 represents the principal amount of the Debenture the remaining balances consists of $71,962 of accounts payable and $933 of payroll taxes. However, the Company had an accumulated deficit of $2,152,022.

Upon the completion of its 60-Day Plan on February 15, 1998, the Company has acquired the ability to produce, market and sell its products directly through its own internal sales staff, or through established distributors of construction products. In addition to generating revenues from the sale of its products (See Subsequent Events), the Company has the ability to raise approximately $500,000-$1,000,000 through the sale of debt or equity instruments over the next twelve months to sustain its operations, if the Company is unsuccessful in selling its products.

Subsequent Events

On April 14, 1998, the Company announced its first truckload sale of Novacrete Multi-Purpose mortar to one of Canada's largest distributors of construction products. The sale represents a shipment of 44,000 pounds of product, or 800 pre-packaged 55-pound bags of mortar products.

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

On August 12, 1997, a shareholder, Mel Greenspoon, commenced an action against the Company and its former President, Mr. A. Roy MacMillan, to enjoin the Company and Mr. MacMillan from taking any action that would restrict the sale of common stock that he allegedly owns. Mr. Greenspoon is one of the shareholders that are subject to the following lawsuit. The Company has raised several defenses to this action and believes the lawsuit is without merit. Mel Greenspoon v. Stratford Acquisition Corporation, et. al., Ontario Court (General Division), Index No. 97-CV-126814.

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

A former director and officer of the Company, Barbara Robinson, who is also a defendant in the lawsuit Stratford Acquisition Corporation v. 10222 Investments, et. al., filed a lawsuit Barbara Robinson v. The Canadian Bar Insurance, et.al.
v. Stratford Acquisition Corporation and Arthur Smith, Ontario Court (General Division), Index No. 97-CV-129642A to seek payment for employment disability insurance that she alleges was due to her under two disability insurance policies. The defendant insurance companies have denied any wrongdoing and, in fact, have filed a third-party complaint against the Company and its former director and President, Arthur Smith, alleging that Ms. Robinson and her former employer at the time, Mr. Arthur Smith's law office, and Mr. Arthur Smith, as a director and officer of the Company, made misrepresentations with respect to Ms. Robinson's employment status and her alleged disabilities at the time she was employed by Stratford. Ms. Robinson had received payments under disability policies prior to joining the Company for physical ailments that pre-existed her employment at the Company. The Company believes it has no obligations to Ms. Robinson or the insurance companies.

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

     Item 2. Changes in Securities

In the three month period ended February 28, 1998, the Company issued 247,500 shares of its $.001 par value common stock. Of the 247,500 shares, 150,000 shares were sold pursuant to an exemption from registration under Regulation S to two offshore investment funds that are managed by Douglas Friedenberg, a director of the Company, at the then current market price of $.24 per share. The remaining 97,500 shares were granted to the Company's Acting President, Daniel
W. Dowe. Mr. Dowe became Acting President of the Company on November 17, 1997 and agreed to accept part of his compensation in stock at the rate of 30,000 shares per month until February 28, 1998. Accordingly the 97,500 shares represent a grant of stock for three and one-half months of service.

In February, the Company sold a 10% $550,000 Debenture that matures on October 31, 1998 (the "Debenture"). The Debenture shall be convertible into common stock at a rate of 60% of the $.30 per share exercise price of the Warrant, only if the Company defaults on repayment of the outstanding principal and interest due at maturity of the Debenture.

As further consideration for the Debenture, the Company issued warrants to purchase 1,100,000 shares of the Company's common stock, each warrant having an expiration date of February 1, 2001 and an exercise price of $.30 per share of common stock issuable upon exercise of the warrant. If the average closing bid price of the Company's common stock equals or exceeds $.60 for twenty consecutive trading days then the Company has the right, upon providing the warrantholders with twenty days prior written notice, to redeem all the outstanding warrants for $.001 per share.

In the three month period ending on February 28, 1998, the Company issued a total of 245,000 options to purchase common stock to four persons, as follows. For agreeing to serve as Chairman of the Company as of November 17, 1997, William K. Lavin was granted the additional 100,000 options that were issued to him on October 17, 1997, but which did not originally vest until October 17, 1998. The options granted to Mr. Lavin on November 17, 1997, are exercisable upon grant and expire on October 17, 2002 and have an exercise price of $.40 per share. On January 15, 1998, the Company issued 200,000 stock options to Edward
J. Malloy for agreeing to serve as a director of the Company. Of the 200,000 stock options, 100,000 were exercisable upon grant and the remaining 100,000 stock options do not vest until January 15, 1999. These stock options expire on January 15, 2003 and have an exercise price of $.40 per share. On December 2, 1998, the Company granted a stock option for 25,000 shares to its general manager as part of an annual performance review. The stock options are exercisable upon grant and expire on December 2, 2000 and have an exercise price of $.30 per share. On February 9, 1998, the Company issued a stock option for 20,000 shares, to Investor Communications Corporation (ICC) for investor relations services. ICC served as the Company's investor relations consultant pursuant to a written agreement which provide for it to receive a stock option for 5,000 shares each month of its contract. The stock options issued to ICC were exercisable upon grant and expire five years thereafter, and have an exercise price of $.25 per share. The 20,000 stock options were for services rendered from September to December 1997.

     Item 3.  Defaults Upon Senior Securities

               Not Applicable.

     Item 4.  Submission of Matters to a Vote of Security Holders

               Not Applicable. The Company is planning to hold the next annual meeting of shareholders in May,1998.

 Item 5.  Other Information

               Not Applicable.

     Item 6.  Exhibits and Reports on Form 8-K



Exhibits
--------

None.


Reports on Form 8-K
-------------------

Form 8-K filed on                           Incorporated by reference
November 14 1997                            to the Form 8-K Report


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Stratford Acquisition Corporation has duly caused this report to be signed on its behalf by the undersigned person who is duly authorized to sign on behalf of the Registrant and as chief accounting officer.

STRATFORD ACQUISITION CORPORATION



By:
    ------------------------------
    Daniel W. Dowe
    President and Chief Executive
    Officer


Date: April 15, 1998