Form 10-K/A
period 1997-05-31
STRATFORD ACQUISITION CORP
filed 1998-05-22
CIK 945634

FORM 10-K/A

                                  UNITED STATE
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 1997.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference In Part III of this Form 10-K or any amendments to this Form 10-K. [ ].

Based on the closing sales price of $.32 an June 6, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,989,433. The number of shares outstanding of the registrant's common stock, $.001 par value was 10,113,381 an May 31, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K/A                                    Incorporated Document

Part IV
Item 14(C) - Reports on Form 8-K                        Forms 8-K filed on
                                                        October 14, 1996 and
                                                        October 29, 1996

                        STRATFORD ACQUISITION CORPORATION

                                Table of Contents

                                                                        Page No.
                                                                        --------
Part I

Item 1.       Business                                                      1
              a. Risk Factors                                               3
Item 2.       Properties                                                    9
Item 3.       Legal Proceedings                                            10
Item 4.       Submission of Matters to a Vote of Security                  11
              Holders
Part II

Item 5.       Market for Registrant's Common Equity and                    11
              Related Stockholder Matters
Item 6.       Selected Financial Data                                      12
Item 7.       Management's Discussion and Analysis of                      12
              Financial Condition and Results of Operations
Item 8.       Financial Statements and Supplementary Data                  14
Item 9.       Changes in and Disagreements with Accountants                15
              on Accounting and Financial Disclosure
Part III

Item 10.      Directors and Executive Officers of the                      15
              Registrant
Item 11.      Executive Compensation                                       16
Item 12.      Security Ownership of Certain Beneficial                     18
              Owners and Management
              a.  Section 16(a) Beneficial Ownership                       19
                  Reporting Compliance
Item 13.      Certain Relationships and Related Transactions               19

Part IV

Item 14.      Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                          20

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

On November 29, 1996, the Company's entire board of directors and officers resigned, except for Mr. A. Roy MacMillan, who at the time was a director and vice president of the Company. As a result of these resignations, Mr. MacMillan became Chairman of the Board of the Company and Messrs. Douglas Friedenberg and Richard Brodzik were appointed to fill the vacancies on the board of directors caused by the resignations of Mr. Arthur Smith and Ms. Lee Monaco as directors. In December, 1996, Mr. Richard Brodzik agreed to resign from the Company so that
G. Colin Rayner, Esq., a Canadian lawyer, could serve as a director. The new board of directors then elected Mr. MacMillan as President, Mr. Friedenberg as Treasurer and Mr. Rayner as Secretary. On March

11, 1997, a majority of the board of directors elected Mr. Daniel W. Dowe as its fourth director.

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


As of May 31, 1997, the Company's principal executive office were located at 1775 Broadwat, Suite 1410, New York, New York 10019 and the telephone number was 212-262-0202. At the time of the filing of this Form 10-K/A the company moved its principal executive office to 67 Wall Street, Suite 2411, New York, New York 10005 and the telephone number at that address is 212-825-2929.


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

     Limited Operating History. From its inception, the Company has had essentially no operating history. From August, 1995, the Company has been engaged principally in research and development activities relating to the development of a mineral-based additive to be used for enhancing the basic properties of cementitious products (cements, mortars and concrete). The Company'S efforts to emerge from the development stage were further delayed due to the management transition in late-1996. Accordingly, the Company's operations are subject to the risks inherent in the establishment of a new business enterprise; specifically, the complications, delays and resulting expenses often encountered in the marketing of a new technology, the uncertainties of developing and marketing new or related products and the difficulties in recruiting and retaining qualified personnel. See Management's Discussion and Analysis of Financial Condition and Results of Operations".


     Going Concern Qualification. The Company has recorded net losses for each year of its existence and will likely sustain a loss in the period ending May 31, 1998. Unless the Company can finance its operations through the raising of capital from third-parties there can be no assurances that the Company will be able to sustain its operations in which case the Company will ultimately be liquidated for the benefit of its creditors.

     Lack of Profitability. The Company has recorded net losses for each year of operation (1994-1997) and has incurred an accumulated deficit of $1,543,822. In the year ending May 31, 1997, the Company had a net loss from operations of $1,027,510.

     Uncertain Market Acceptance. Since 1994, the company has focused its product development efforts on the development of a mineral-based additive mixture that is blended into cementitious products to improve the basic properties of these products. The Company is also developing finished mortar and concrete products that will be marketed and sold under the brand name Novacrete. Although there is an existing market for the Company's products there is a risk that the end-users of the Company's products may not appreciate the benefits or recognize the potential applications of the Company's products. Market acceptance of the Company's products will depend, in large part, upon the ability of the Company to demonstrate to the industry the cost effectiveness of using its products and that the products pose no environmental risks. In addition, although one of the Company's primary mortar products, Novacrate MP (Multi-Purpose), received favorable test results from an outside testing facility employing American Society for Testing and Materials ("ASTM") standards, this product has not been used enough commercially to establish empirical results.

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

     General

The Company is engaged in the business of manufacturing and marketing an additive for enhancing cement-based products which additive was formerly known as Supercrete. Upon acquiring the Supercrete License and until April 15, 1996, the Company marketed three separate products using the additive under the trade name Fastcrete, which was subsequently changed to Chemcrete. Fastcrete/Chemcrete 140 was designed for all-purpose weather finish applications including cracks, potholes, sidewalks and driveways. Fastcrete/Chemcrete 150 was designed for heavy-duty driveways, roads, precast blocks and piping, parking lot repairs, airport patching and water breaks. Fastcrete/Chemcrete 200 was designed to include metallic aggregate for non-rusting heavy duty outdoor and indoor traffic, nuclear radiation and radon shielding, x-ray shielding walls and sealed nuclear waste dumps. The main distinguishing features between the three products was the amount of additive that was added to the sand and cement mixture and the inclusion of metal aggregates. Subsequent to April 15, 1996, the Company began to market all of its products, including the additive, under the brand name Novacrete (now known as the "Novacrete Additive".)

The Novacrete Additive will be distributed in 22 pound bags in powder form and sold separately as Novacrete Additive. Additionally, the Novacrete Additive will be blended with specific quantities of cement and sand using the technology owned by the company for blending the Novacrete Additive to produce various Novacrete products which will be sold mainly in 66 pound bags ("Novacrete Finished Products".) Users of the Novacrete Finished Products will then add water pursuant to the written instructions printed on the face of the bag for each of the various types of Novacrete Finished Products to create the desired Novacrete Finished Product that will be used for a specific application.

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

Through its distributors, the Company intends to begin selling the following products:

                    * Novacrete Additive
                    * Novacrete Multi-Purpose Mortar

Agreements between the Company and any distributor may provide that in exchange for the Company granting the distributor the exclusive right to distribute the Company's products in a pre-stated geographic region, the distributor will purchase a minimum amount of the Company's products annually. The distribution agreements may also provide profit incentives to the distributor based on the annual volume of sales generated by the distributor. Additionally, the Company may also manufacture and market its products an a limited basis in geographic areas that are not restricted by the distribution agreements, or it may not provide exclusive distribution agreements to any outside distributor(s) and in such cases, it will also distribute its own products. Since the Company's negotiations with most prospective distributors are preliminary, it cannot state with specificity whether or not it will enter into exclusive or non-exclusive distribution agreements. However, the Company has entered into non-exclusive agency agreements with the Anand Corporation and Rollins International
Corporation to establish business relationships with qualified buyers of the Company's products in the Philippines and in Southeastern Asia, respectively.

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

     Lack of Patent Protection


The Company does not have patents on any of its technology or its products. Although the Company has filed an application with the Registrar of trademarks of Canada to register the trademark Novacrete, the Company has not filed an application for a patent on its proprietary technology. The Company believes that the trademark of its brand name Novacrete will be more useful in the commercialization of its products. The core technology that is used in each of the company's products is not easily replicated and if patented will ultimately become public information. By emphasizing the unique characteristics of its products the Company intends to brand itself as the manufacturer and marketer of a distinguishable line of products which will provide it with a competitive advantage over other entities that may attempt to directly compete with the Company. The Company has filed an application with the Registrar of Trademarks of Canada to register the trademark Novacrete. The Registrar of Trademarks has advised the Company that the application has been approved and that a Registration Certificate indicating the Company's ownership of the trademark Novacrete will be issued by June 30, 1997. Upon the Company's receipt of the Novacrete Registration Certificate from the Registrar of Trademarks for Canada, it will file the same with the United States Patent and Trademark Office ("PTO") to update the Company's previously filed application to register the Novacrete trademark in the United States. The PTO will then publish the Company's trademark application in the official Gazette which will begin the thirty day period for persons to file notices of objections to the trademark. If no notices of objection are filed the Novacrete trademark will be officially issued to the Company. (See Risk Factor - Lack of Patent Protection.)


     Working Capital


The Company anticipates that in the fiscal year ending May 31, 1998 (commencing on June 1, 1997) its annual working capital requirements will be in the range of $600,000. To meet its initial capital requirements the Company has raised approximately $500,000, primarily from three investment entities1 affiliated with one of its directors, Mr. Friedenberg (the ("Friedenberg Entities")and from other third-parties. Through the sale of a convertible debenture or common stock, bank financing or a joint venture the Company will seek to raise an additional $1,000,000 during the fiscal year ending May 31, 1998. However, there can be no guarantees that the financing will be completed, or whether the terms will not be onerous to the Company.


     Seasonality

Although the Company's products will be used for residential, commercial and industrial new construction and repair of deteriorating concrete structures the Company anticipates that its products will be distributed in multiple markets worldwide through large national and multinational distributors which will reduce

--------
     (1)The names of the entities are Euro-Dutch Trust Ltd., Firebird Overseas Ltd. and Firebird Partners.

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

     Competition

Although the Company does not have patent protection for its Novacrete Additive and the Novacrete Finished Products it believes that the Novacrete Additive, which is blended into all Novacrete Finished Products in various proportions, has unique characteristics that will enable the Company to enjoy certain marketing advantages over competitive products. The Company is currently focused on completing the development and testing of the full range of specialized mortar formulas (defined above as Novacrete Finished Products.) The Company executes the product development programs in its own manufacturing facility and then sends the results of these programs to recognized outside independent testing laboratories for documented confirmation of performance. The first Novacrete Finished Product to have been satisfactorily tested and ready for manufacture is the Novacrete Multi-Purpose mortar, which is marketed as Novacrete MP. The three other products, Novacrete Industrial, Novacrete Non-Sag and Novacrete Waterproofing mortars will be submitted to the testing laboratory on or about July, 1997 and are estimated to be ready for distribution in September or October, 1997.


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

Item 2. Properties


The Company's principal executive offices are temporarily located at 1775 Broadway, Suite 1410, New York, New York 10019, telephone 212-262-0202 under a temporary sublease, at $12,000 (USD) per annum, from an entity owned by Mr.

Friedenberg, a director, officer and shareholder of the Company. As of the filing of this Form 10-K/A the company moved its principal executive office to 67 Wall Street, Suite 2411, New York, New York 10005, telephone (212)-825-2929. Novacrete Canada operates out of a facility housing its executive offices and a 15,000 square foot manufacturing facility located at 2525 Tedlo Street, Unit B, Mississauga, Ontario, Canada L5A 4A8, telephone (905)-566-0716. This facility is subject to a five year lease commencing on May 1, 1997 and expiring on April 30, 2002. The annual lease payments are $62,500 (CDN). The Company moved from its previous location in Burlington, Ontario and is still legally obligated to pay a monthly rent of approximately $3,000 (CDN), although the Company is in negotiations with the landlord to terminate the lease for a cash payment that has now been determined. The Company believes that the manufacturing facility for Novacrete Canada will be sufficient for its anticipated manufacturing operations for the duration of the lease period.


Item 3. Legal Proceedings

The Company is in the process of completing an internal investigation of all securities issued by the Company over the past three years. The Company has engaged the legal services of Dowe & Dowe, a law firm located in New York, New York to assist the investigation and provide additional legal and accounting services to the Company. On August 26, 1997, the Company filed a lawsuit in Federal District Court located in Minnepin County, Minnesota, Stratford Acquisition Corporation v. 10222 Investments, et. al., Index No. 97-1954 DSD/JMM, against 49 separate defendants to cancel common stock, stock options and stock warrants that the Company believes were issued either unlawfully or without consideration and to cancel certain consulting and distribution agreements that the Company previously entered into and which are now deemed to be null and void. If this lawsuit is successful, the Company will cancel approximately 2,000,000 shares of the Company's common stock. In the interim, the Company has authorized its transfer agent to place stop transfer orders restricting the transfer of all shares of common stock subject to the lawsuit until it has been adjudicated. In August, 1997, a Company shareholder, Mel Greenspoon, filed a lawsuit in Canada against the Company and one director, Mr.
A. Roy MacMillan, Mel B. Greenspoon v. Stratford Acquisition Corporation and A. Roy MacMillan, Ontario Court General Division, Court File No. 97-CV-129814, to secure unrestricted stock certificates for shares of restricted common stock he currently owns and for damages. Mr. Greenspoon is one of the shareholders that is being sued by the Company to cancel his common stock holdings (See above paragraph). The Company does not believe that the lawsuit will ultimately be successful in light of the Company's own lawsuit, nor should it have any materially adverse consequences to the Company if it is successful.

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

                       Quarterly Common Stock Price Ranges

                   1997    Quarter         High           Low
                   ----    -------         ----           ---

                           1st             $5.75          $1.12
                           2nd             $2.00          $ .06
                           3rd             $ .60          $ .16
                           4th             $ .75          $ .25

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

Item 6. Selected Financial Data

                                                                       Year End May 31,
                                                   ---------------------------------------------------------            Jan. 1 thru
                                                      1997                    1996                   1995               May 31, 1994
                                                   -----------            -----------             ----------            ------------
Net Revenues(2):                                            $0               $140,741                     $0                     $0

Income (loss from
continuing operations:                             ($2,303,778)             ($375,361)              ($40,503)               ($1,148)

Income (loss) from
continuing operations
per weighted-average
share of common stock
outstanding:                                             ($.24)                 ($.07)                 ($.03)                 ($.00)

Total Assets:                                         $219,533               $479,615               $236,666                    $52

Long-Term Obligations:                                $315,000                     $0                     $0                     $0

Cash Dividends:                                             $0                     $0                     $0                     $0

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


--------
     (2) The Company is in the development stage and did not sell any product to generate revenue for the annual fiscal year ending May 31, 1997.

1996 vs. 1995

On August 15, the Company executed a definitive acquisition agreement with Supercrete and acquired all of the issued and outstanding shares of Supercrete in exchange for 22,800,000 shares of the Company's common stock. Supercrete owned, exclusively, the Supercrete License to manufacture and distribute Supercrete Products. Since the Company was in operation for only 10 months during the fiscal year ending 1995, it had limited business activity. However, during 1995 the Company incurred $40,685.00 in operating expenses attributable to official salaries, professional fees and working capital. The Company had $0 revenues in the same period. (See Item I, Business - Historical Background)

Liquidity and Financial Resources

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

From November, 1996 through June, 1997 the Company received $305,000 (USD) from the sale of a 10% $1,000,000 Redeemable Debenture (the "Debenture") to the Friedenberg Entities. For each $1.00 (USD) invested, in the Debenture, the investor was granted a warrant to purchase one share of, the Company's $.OO1 par value common stock for fifty cents ($.50 USD) (the "Warrants"). The Warrants expire on February 1, 2000. The Debenture and Warrants were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and will be restricted from transfer unless registered by the Company for resale, or sold through an exemption from registration which shall be subject to an opinion of counsel satisfactory to the Company. In addition, in March, 1997, the Company sold 550,000 restricted shares of common stock to the Friedenberg Entities, Mr. Friedenberg's IRA and Mr. Peter Sosnkowski at the market price of $.35 per share, pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended, and will be restricted from transfer unless registered by the Company for resale, or sold through an exemption from registration which shall be subject to an opinion of counsel satisfactory to the Company. This common stock offering generated an additional $192,500 (USD) , which has been used by the Company for working capital.

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

                                            FELDMAN RADIN & CO., P.C.
                                            Certified Public Accountants


New York, New York
July 27, 1997

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                          CONSOLIDATED BALANCE SHEETS

                                                                                                   May 31,                 May 31,
                                                                                                    1997                    1996
                                                                                                 -----------            -----------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                   $    10,098            $   155,194
     Other receivables                                                                                40,579                 11,868
     Inventory                                                                                       143,313                     --
     Marketable securities                                                                            13,250                     --
     Due from shareholders                                                                                --                134,405
                                                                                                 -----------            -----------

     Total Current Assets                                                                            207,240                301,467

PROPERTY, PLANT, AND EQUIPMENT, net of
     accumulated depreciation and amortization                                                         2,158                     --

OTHER ASSETS:
     Organization costs, net of accumulated amortization                                                 741                     --
     Refundable deposits                                                                                  --                178,148
     Security deposits                                                                                 9,394                     --
                                                                                                 -----------            -----------

                                                                                                      10,135                178,148
                                                                                                 -----------            -----------

                                                                                                 $   219,533            $   479,615
                                                                                                 ===========            ===========


                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                       $   110,385            $    12,631
     Payroll taxes payable                                                                             2,833                     --
                                                                                                 -----------            -----------

     Total Current Liabilities                                                                       113,218                 12,631

DUE TO SHAREHOLDERS:                                                                                 315,000                     --

COMMITMENTS AND CONTINGENCIES:                                                                            --                     --

SHAREHOLDERS' (DEFICIT) EQUITY:
     Common stock -  $0.001 par value
       50,000,000 shares authorized
       10,113,381 and 7,802,000 shares
       issued and outstanding, respectively                                                            7,813                  6,002
     Additional paid-in capital                                                                    2,603,592                977,294
     Deficit accumulated during the
       development stage                                                                          (2,820,090)              (516,312)
                                                                                                 -----------            -----------

     Shareholders' (Deficit) Equity                                                                 (208,685)               466,984
                                                                                                 -----------            -----------

                                                                                                 $   219,533            $   479,615
                                                                                                 ===========            ===========


                        SEE NOTES TO FINANCIAL STATEMENTS

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        ( A Development Stage Enterprise)


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                       Cumulative
                                                                                                                     January 1, 1994
                                                                                                                       (Inception)
                                                             Year ended         Year ended         Year ended            through
                                                               May 31,            May 31,            May 31,             May 31,
                                                                1997               1996               1995                1997
                                                             -----------        -----------        -----------        -----------
Revenues
     Technology license fees                                 $        --        $   140,741        $        --        $   140,741
                                                             -----------        -----------        -----------        -----------

Operating Expenses

     General and administrative costs                            927,451            518,947             10,120          1,457,666
     Non-Cash imputed Stock Compensation                       1,360,580                  7             30,565          1,391,152
                                                             -----------        -----------        -----------        -----------
Total operating expenses                                       2,288,031            518,954             40,685          2,848,818
                                                             -----------        -----------        -----------        -----------

Loss from operations                                          (2,288,031)          (378,213)           (40,685)        (2,708,077)
                                                             -----------        -----------        -----------        -----------

Other Income (Expense)
     Interest income                                                 314                474                 16                804
     Interest expense                                            (12,917)                --                 --            (12,917)
     Foreign currency gain (loss)                                 (3,144)             2,378                166               (600)
                                                             -----------        -----------        -----------        -----------

Net loss                                                     $(2,303,778)       $  (375,361)       $   (40,503)       $(2,720,790)
                                                             ===========        ===========        ===========        ===========


Net loss per share                                           $     (0.24)       $     (0.07)       $     (0.03)       $     (0.46)
                                                             ===========        ===========        ===========        ===========


Weighted-average number of shares
     of common stock outstanding                               9,590,212          5,552,407          1,460,274          5,979,010
                                                             ===========        ===========        ===========        ===========


                        SEE NOTES TO FINANCIAL STATEMENTS

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

                                                           Common Stock              Additional
                                                   ----------------------------        Paid-in        Accumulated
                                                     Shares            Amount          Capital          Deficit            Total
                                                   -----------      -----------      -----------      -----------       -----------
BALANCE, June 1, 1993                                  300,000      $       300      $    29,700      $   (30,000)      $        --
Sale of common stock for less than
    par value                                          700,000              700           69,300          (69,300)              700
Net loss                                                    --               --               --           (1,148)           (1,148)
                                                   -----------      -----------      -----------      -----------       -----------
BALANCE, May 31, 1994                                1,000,000            1,000           99,000         (100,448)             (448)

Sale of common stock                                   943,500              944          233,461               --           234,405
Issuance of common  stock
    for consulting fees                              3,056,500            3,056           27,509               --            30,565
Net loss                                                    --               --               --          (40,503)          (40,503)
                                                   -----------      -----------      -----------      -----------       -----------
BALANCE, May 31, 1995                                5,000,000            5,000          359,970         (140,951)          224,019

Sale of common stock                                   494,700              495          617,324               --           617,819
Exercise of granted options
    under employee benefit plan                        500,000              500               --               --               500
Issuance of common  stock                                   --
    for consulting fees                                  7,250                7               --               --                 7
Shares issued for no consideration                   1,800,000               --               --               --                --
Net loss                                                    --               --               --         (375,361)         (375,361)
                                                   -----------      -----------      -----------      -----------       -----------
BALANCE, May 31, 1996                                7,801,950            6,002          977,294         (516,312)          466,984

Sale of common stock                                 1,513,500            1,514          266,015               --           267,529
Issuance of common  stock
    for services                                       626,531              126        1,171,788               --         1,171,914
Issuance of options
    for services                                            --               --          128,666               --           128,666
Issuance of common  stock
    for compensation                                   171,400              171           59,829               --            60,000
Net loss                                                    --               --               --       (2,303,778)       (2,303,778)
                                                   -----------      -----------      -----------      -----------       -----------
BALANCE, May 31, 1997                               10,113,381      $     7,813      $ 2,603,592      $(2,820,090)      $  (208,685)
                                                   ===========      ===========      ===========      ===========       ===========


                        SEE NOTES TO FINANCIAL STATEMENTS

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        ( A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                       Cumulative
                                                                                                                     January 1, 1994
                                                                                                                       (Inception)
                                                                          Year ended     Year ended     Year ended       through
                                                                             May 31,       May 31,        May 31,        May 31,
                                                                              1997          1996           1995           1997
                                                                          -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             $(2,303,778)   $  (375,361)   $   (40,503)   $(2,720,790)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Common stock and options issued as payment for services            1,360,580              7         30,565      1,391,152

     Changes in assets and liabilities:
         (Increase) decrease in other receivables                             (28,711)       (11,868)            --        (40,579)
         (Increase) decrease in inventory                                    (143,313)            --             --       (143,313)
         (Increase) decrease in refundable deposits                           178,148       (175,898)        (2,250)            --
         (Increase) decrease in organization costs                               (741)            --             --           (741)
         (Increase) decrease in security deposits                              (9,394)            --             --         (9,394)
         Increase (decrease) in accounts payable and accrued expenses          97,754         12,131             --        110,385
         Increase (decrease) in payroll taxes payable                           2,833             --             --          2,833
                                                                          -----------    -----------    -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                                        (846,622)      (550,989)       (12,188)    (1,410,447)


CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment                                 (2,158)            --             --         (2,158)
         Purchase of marketable securities                                    (13,250)            --             --        (13,250)
                                                                          -----------    -----------    -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                                         (15,408)            --             --        (15,408)


CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in due to shareholders                                      315,000        (12,147)        12,147        315,000
         Decrease in due from shareholders                                    134,405        100,000       (234,405)            --
         Proceeds from sale of common stock and exercise of options           267,529        618,319        234,405      1,120,953
                                                                          -----------    -----------    -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     716,934        706,172         12,147      1,435,953


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (145,096)       155,183            (41)        10,098

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              155,194             11             52             --
                                                                          -----------    -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $    10,098    $   155,194    $        11    $    10,098
                                                                          ===========    ===========    ===========    ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
               Interest                                                   $     1,269    $        --    $        --    $     1,269
                                                                          ===========    ===========    ===========    ===========
           Income taxes                                                   $        --    $        --    $        --    $        --
                                                                          ===========    ===========    ===========    ===========
         Cash received during the period for:
               Interest                                                   $       314    $       474    $        16    $       804
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

     Future minimum noncancellable lease payments are as follows:

                        Year ending          US$
                           May 31,          Amount
                        -----------       ---------
                            1998          $ 49,650
                            1999            40,853
                            2000            43,762
                            2001            43,762
                            2002            40,115
                                          --------
                           TOTALS         $218,142
                                          ========

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

6.   SHAREHOLDER LOANS

     As of May 31, 1997, the Company was obligated to certain shareholders for Bridge Loans in the amount of $315,000. These loans have been advanced to the Company as needed to satisfy working capital requirements and bear interest at 10% per annum. During the fiscal year ended May 31,1998, these Bridge Loans were satisfied in exchange for common stock.

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

9.   STOCK OPTIONS

     The following table summarizes the activity with regard to options and warrants for the year ended May 31, 1997.

                                         Options       Warrants       Price
                                         -------       --------       -----
       Outstanding at May 31, 1996            --         --

       Granted                           768,000         --        $5.00-$50,000

       Exercised                        (768,000)        --

       Expired                                --         --

       Retired                                --         --
                                        --------   --------
       Outstanding at May 31, 1997            --         --
                                        ========   ========

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

10.  STOCK-BASED COMPENSATION

     In fiscal 1997, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". For disclosure purposes, the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during fiscal year ending May 31, 1997: annual dividends of $0; expected volatility of 50%; risk free interest rate of 7%; and expected life of one month. The weighted average fair values of stock options granted during the year was $.08. If the Company had recognized compensation cost in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $2,320,553 and $.24 for the year ended May 31, 1997.

11.  NON-CASH IMPUTED STOCK COMPENSATION

     In accordance with SEC rules the Company is required to value stock and options issued for services by reference to the makret price of the stock on the date of such issuance. In this regard the Company has recorded compensation expense on the income satatement of $1,360,580, $7, and $30,565 for the years ending May 31, 1997, 1996 and 1995 respectively. Such compensation expense has no effect on the total equity of the Company.

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

On October 24, 1996, after having reviewed various information on the Company, Mr.Dunne withdrew as an auditor of the Company for the fiscal year ending May 31,1996. Prior to his withdrawal, Mr. Dunne did not furnish any reports on the financial statements of the Company. Mr. Dunne's resignation letter to the Company appears as Exhibit 16 to the Form 8-K that was filed by the Company on October 29, 1996 and is incorporated herein by reference.

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

Name                                 Aqe                         Position
----                                 ---                         --------

A. Roy MacMillan                     66                     Director, President

D. Friedenberg                       45                     Director, Treasurer

Daniel W. Dowe                       35                     Director, Secretary

A. Roy MacMillan, 66, was appointed to the Company's Board of Directors and became a Vice President on October 15, 1995. He has extensive experience in both the private and public sectors. From 1992 to 1994 he was a consultant to Ontario

Hydro International and for several engineering companies in Alberta, Canada. From 1989 to 1991 he was a consultant to the Canadian International Development Agency on export finance. From 1984 to 1990, he had worked extensively on international business and trade development matters and was once President of Brascan International, a subsidiary of Brascan Ltd. (a large Canadian holding company) and founder of NDX Corporation, a company which pioneered information storage and retrieval systems.

Douglas S. Friedenberg, 45, has been the President of Firebird Capital Management, a financial advisory firm, since March, 1993 and currently manages two private investment funds for Firebird. He also writes a regular column for HFR Journal, a quarterly publication for the investment industry. In 1991, he co-founded and became President of Unicorn Capital Management, an investment management firm. From 1983 to 1991, he managed private investment portfolios for Morgan Stanley, Inc. large New York City-based investment banking firm. Mr. Friedenberg currently serves as a Director of Datametrics Corporation.

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
Princi-                           Compen-  ed Stock    Options/   LTIP   Compen-
pal            Salary    Bonus    sation   Awards       SARs     Payouts  sation
Position/Year   ($)      ($)        ($)      (#)         ($)       ($)       ($)
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

(2) In lieu of salary, and until such time as the Company has adequate capital resources to pay cash compensation to its management, Mr. MacMillan has agreed to accept 171,400 shares of common stock in exchange for his accrued unpaid annual salary of $60,000.00 which was accrued up to March 31, 1997. This exchange of unpaid accrued salary for common stock was at the then current market rate of $.35 per share. On June 1, 1997, Mr. MacMillan was granted an additional 98,450 shares of common stock in exchange for $31,504.00 of unpaid accrued salary, from April 1,1997 to May 31, 1997 which common stock was issued at the then current market price of $.32 per share. As part of Mr. MacMillan's agreement to accrue his salary, the Company granted him a warrant to purchase one share of common stock at the exercise price of $.35 for a period that expires on February 1, 2000, for each $1 of salary that Mr. MacMillan accrued until May 31, 1997. As of the filing of this annual report, Mr. MacMillan has earned a warrant to purchase 91,504 shares of common stock for accruing $91,504.00 of unpaid salary. In addition, in November, 1996, Mr. MacMillan exercised a stock option for 50,000 shares of common stock that was granted to him upon his acceptance of a directorship. Mr. MacMillan's current annual base compensation is $150,000. Mr. Dowe received 64,857 shares of common stock in payment for $22,700 of services rendered to the Company. From November, 1997 to May 31, 1997, Mr. Dowe's law firm, Dowe & Dowe, received approximately $40,000.00 for legal services rendered to the Company.

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

                             Amount and Nature
Name and Address               of Beneficial                  Percent of
of Beneficial owner              ownership                     Class (1)
-------------------              ---------                     ---------

A. Roy MacMillan,                   319,850                      2.88%
Director, President
2525 Tedlo Street
Mississauga, Ontario
L5A 4A8

Douglas Friedenberg,              2,119,192                     19.05%
Director, Treasurer
1775 Broadway
New York, New York 10019

All Directors and
officers as a group               2,439,042                     21.93%

(1) The class includes stock options and stock warrants granted to the directors and officers prior to May 31, 1927 which are deemed by the Company to be acquirable by the beneficial owner within 60 days of this filing by exercise of the option or warrant. This Table includes the common stock issuable to the Friedenberg Entities in exchange for the outstanding principal and interest on the Debenture. The Company has elected not to include in this Table subsequent common stock or common stock equivalent acquisitions by the directors after May 31, 1997, to enable the financial statements and the disclosures contained in this report to be comparable.

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

In addition to serving as a director of the company, Mr. Dowe's law firm, Dowe & Dowe, provides legal services to the Company. While the relationships between the Messrs. Friedenberg and Dowe in their capacity as directors and officers of the Company and as service providers to the Company, appear to be of a conflicting nature, both Messrs. Friedenberg and Dowe, have agreed to provide these services to the Company with the intention of assisting the Company while it was in poor financial condition. As of May 31, 1997, Mr. Dowe's law firm has received approximately $40,000.00 for services rendered over a seven month period and he will most likely receive additional compensation in the form of either cash, stock options or common stock for his services as a director and for the substantial amount of legal services his law firm has rendered to the Company.

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

Balance Sheet, May 31, 1997 and 1996                                        F-3

Statement of Operations, Years Ended May 31,                                F-4
1997, 1996 and 1995

Statement of Changes in stockholders' Equity,                               F-5
Years Ended December 31, 1997, 1996, 1995
and 1994

Statement of Cash Flows, Years Ended May 31,                                F-6
1997, 1996 and 1995

Notes to Financial Statements                                               F-7

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(B) Exhibits to be included herein:

Exhibit                                               Incorporated Document
-------                                               ---------------------

3(i)    --     Articles of Incorporation              Form 10-K/A for the
                                                      period ending May 31,
                                                      1996

3(ii)   --     By-Laws                                Form 10-K/A for the
                                                      period ending May 31, 1996

4       --     10% Convertible Debenture              Form 10-K/A for the
               and Warrant Agreement                  period ending May 31,
                                                      1996

Exhibit                                               Incorporated Document

21      --     Subsidiaries of the Company            Form 10-K/A for the
               and Warrant Agreement                  period ending May 31,
                                                      1996

99      --     Battista Agreement                     Form 10-K/A for the
               and Warrant Agreement                  period ending May 31,
                                                      1996

99      --     Supercrete N/A Limited
               Agreement dated December 20,
               1996

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

STRATFORD ACQUISITION CORPORATION


By:
   ----------------------------------------
   Daniel W. Dowe, President


By:
   ----------------------------------------
   Douglas Friedenberg, Treasurer


Dated: May 20, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:


                                                                 Dated
                                                                 -----

--------------------------------            Director          May 20, 1998
Daniel W. Dowe



--------------------------------            Director          May 20, 1998
William K. Lavin


--------------------------------            Director          May 20, 1998
Douglas Friedenberg


--------------------------------            Director          May 20, 1998
Edward J. Malloy