Form 10-K
period 1998-05-31
STRATFORD ACQUISITION CORP
filed 1998-09-14
CIK 945634

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 1998.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                        STRATFORD ACQUISITION CORPORATION
             (Exact name of registrant as specified in its charter)

Minnesota                       0-26112                  41-1759882
(State of Jurisdiction)   (Commission File Number) (IRS Employer ID No.)

67 Wall Street, Suite 2411,  New York, New York              10005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ].

Based on the closing sale price of $.40 on May 31, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $3,534,334. The number of shares outstanding of the registrant's common stock, $.001 par value was 11,965,646 on May 31, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K                                 Incorporated Document

Part IV, Item 14                                      Form 8-K filed on
                                                      August 27, 1997

Part IV, Item 14                                      Form 8-K filed on
                                                      November 3, 1997

Part IV, Item 14                                      Form 8-K filed on
                                                      November 17, 1997

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

                                     PART I

Item 1. Business

     a. General Development of Business

The Company is a corporation formed under the laws of Minnesota and has its principal place of business and executive offices located at 67 Wall Street, Suite 2411, New York, New York 10005, telephone 212-825-9292. The Company also has a wholly-owned operating subsidiary, Novacrete Technology (Canada) Inc., which is a company registered pursuant to the laws of the Province of Ontario, Canada and is located at 2525 Tedlo Street, Unit B, Mississauga, Ontario L5A 4A8, telephone 905-566-0716 ("Novacrete Canada").

Prior to August 15, 1995, the company was a dormant corporation. On August 15, 1995, upon acquiring the exclusive right to manufacture and market a proprietary admixture for the enhancement of cementitious products ("Novacrete Admixture") the company's plan was to conduct further research and development of the Novacrete Admixture with the intention of marketing the Novacrete Admixture and a line of pre-packaged concrete repair products using the Novacrete Admixture (Novacrete Repair Products). (See also Legal Matters Historical).

The Novacrete Admixture is a blend of various materials that when mixed with portland cement and water causes a chemical reaction that creates a calcium silicate hydrate (CSH) paste binder that has a very dense microscopic pore structure. This change in the molecular matrix of the cementitious product increases the bonding between the CSH paste and the aggregates that are mixed into the formula to create a mortar or concrete product. By having a denser pore structure, the end product becomes more durable and resistant to chemicals and water penetration. To enhance the handling and physical characteristics of the finished products, the Novacrete Admixture also contains rheological modifiers, surface activation agents and cellulose lubricants.

As such, the Novacrete Admixture causes cement to chemically react in a manner that ultimately produces higher compressive, bonding, flexural and tensile strengths, reduces shrinkage, increases workability and, most importantly, because of its dense pore structure results in a product having a higher resistance to penetration of water and chloride ions from de-icing salts. The formulae used by the company to manufacture the Novacrete Repair Products have been independently tested by outside testing laboratories and the performance characteristics of the tested products as measured by tests conducted in accordance with the industry standards - American Society for Testing and Materials (ASTM) - place them in the highest category of concrete repair products. In addition, the company has also had several ASTM tests conducted by outside testing laboratories on other cement products and found that the inclusion of the Novacrete Admixture at levels equal to 5% of the cement- volume in the product resulted in increased performance characteristics.

To expedite the company's research and development of the Novacrete Admixture for the purpose of more accurately accessing the application of the Novacrete Admixture on various types of concrete mix designs the company has constructed an internal laboratory and on August 24, 1998 it has hired a cement chemist with over 25 years of research and development experience with cementitious products to conduct a comprehensive study on the potential applications for the Novacrete Admixture with special emphasis on usage in concrete.

Thus, the Company evolved from a dormant stage from its date of incorporation by acquiring the technology that is now known as the Novacrete Admixture from the inventor, Dr.O. A. Battista on August 15, 1997. From August 15, 1995 through November, 1997 the company had undergone a series of management changes and in this two and a half year period, it generated no revenues and had incurred an accumulated deficit of approximately $3,000,000 and was still in the early development stage.

On November 17, 1997, the company made a major change in its business plan which has resulted in significant advancements in all aspects of the company's operations. With the implementation of a 60 Day Business Development Plan that was announced in December, 1997, the company's new management has increased the number and caliber of its board of directors and senior management, installed industrial level manufacturing and packaging equipment and warehousing equipment for raw materials and finished goods, refurbished its executive offices at its operating plant, constructed an internal testing laboratory, opened its first U.S. sales office New Jersey and closed on a working capital financing for $550,000. The result of this business plan has allowed the company to manufacture and package its products, execute a sales and marketing program in Canada and the East Coast of the United States and most importantly, allowed the company to book its first sale of Novacrete Repair Products. In April, 1998 the company sold its first order of pre- packaged Novacrete Repair Products to a distributor of construction products in Canada and in May, 1998, it sold its first truckload of product to a construction product distributor in the United States, however the order was not shipped until June, 1998. A truckload of product has a weight capacity of 44,000 lbs. and can vary in dollar amount based on the type of Novacrete product that has been shipped and whether the shipment is to a wholesale distributor, standard distributor (sell directly to end-users) or an end-user.

     B. Financial Information About Industry Segments

Since August, 1995 until April, 1998 the company has been in the development stage and has generated no revenue other than for $140,741 that was generated in the fiscal year ending May 31, 1996, as a licensing fee that paid as part of a transaction between the company and a manufacturer of commentates products that the company attempted to acquire. This transaction never materialized and both parties mutually terminated the negotiations.

On account of the company's only being operational since March, 1998 and that it has only a limited product line as of the filing of this Form 10-K, it does not presently account for its business operations in separate industry segments. The company operates on plant in Mississauga, Ontario. The assets, revenues and operating expenses are all part of the company's sole operation and are dedicated to one business segment -- the manufacturing and marketing of the Novacrete Admixture and Novacrete Repair Products.

On account of its current state of operations and its operating activity for the past three fiscal years, the company believes that its financial information is adequately presented in its audited financial statements and is cross-referenced herein to the company's Consolidated Balance sheet and Consolidated Statements of Operations appearing on pages F-3 and F-4, respectively.

                                  RISK FACTORS

Although the company has recorded sales for the 1998 fiscal year, it technically is still in the development-stage and any evaluation of the Company and its business should only be made after having given careful consideration to the following risk factors, in addition to those appearing elsewhere in this Form 10-K.

     Limited Operating History. From its inception until March, 1998, the company has had essentially no operating history. From August, 1995, the company has been engaged principally in research and development activities relating to the development of a mineral-based additive to be used for enhancing the basic properties of cementitious products (cements, mortars and concrete). The company's efforts to emerge from the development stage were further delayed due to the management transitions in 1996 and 1997. Accordingly, the company's operations are subject to the risks inherent in the establishment of a new business enterprise; specifically, the complications, delays and resulting expenses often encountered in the marketing of a new technology, the uncertainties of developing and marketing new or related products and the difficulties in recruiting and retaining qualified personnel. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

     Lack of Profitability. The company has recorded net losses for each year of operation (1994-1998) and has incurred an accumulated deficit of $3,932,684. In the year ending May 31, 1998, the company had a net loss from operations of $1,112,594.

     Uncertain Market Acceptance. Since 1994, the company has focused its product development efforts on the development of a mineral-based additive mixture that is blended into cementitious products to improve the basic properties of these products. The company is also a line of cementitious concrete repair products that will be marketed and sold under the brand name Novacrete. Although there is an existing market for the company's products there is a risk that the end-users of the company's products may not appreciate the benefits or recognize the potential applications of the company's products. Market acceptance of the company's products will depend, in large part, upon the ability of the company to demonstrate to the industry the performance characteristics and cost effectiveness of the products.

     Limited Product Line. The company's revenues will depend on its limited product line. Although the company plans to expand its line of products in late 1998 its current product line is limited.

     Limited Marketing Organization. Commercialization of the company's products will be substantially dependent on the company's ability to develop a full marketing and sales organization and enter into distribution agreements with established distributors of cementitious products. There can be no assurance that the company can develop or acquire a marketing organization, however the company has hired three marketing personnel and has entered into distribution arrangements with two distributors

     Need for Additional Capital. The company may require additional funds throughout the year for working capital. Funds for these purposes may be obtained from a number of sources, including, revenues from sales, sales of equity and debt instruments, bank financing and joint ventures. However, the company currently has no arrangements for such financing, and there can be no assurance that any additional financing can be obtained or, if obtained, that it will be of a sufficient quantity to meet the company's immediate needs or on reasonable terms. (See Working Capital)

     Uncertainty of Protection Offered by Patents and Trade Secrets. The company's technology is not protected by patents. In addition, there can be no assurance that the company's technology or products will not infringe on a patent that may be owned by another person. To the extent the company currently relies on unpatented proprietary technology, processes and know-how and the protection of such property by confidentiality agreements, there can be no assurance that others may not independently develop similar technology and know-how or that the confidentiality will not be breached by an unrelated party.

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

     C. Description of Business

     1. Business

The company's current plan of operation is to two-fold. First, the company has taken affirmative steps this past year, and principally from November 17, 1998, to develop an operating facility and management organization to effectively oversee the development and marketing of its Novacrete Admixture and Novacrete Repair Products. In particular, the company has hired the services of three outside testing laboratories to conduct various ASTM tests on cement-based products using the Novacrete Admixture. This testing work is an integral part of the company's research and development program on uses of the Novacrete Admixture in various types of products and under different field conditions. Since the company's has received favorable test results on its Novacrete Repair Products that are completed and on tests done in outside laboratories in which the Novacrete Admixture has increased the performance characteristics of the tested product sample, it believes the Novacrete Admixture could be used in various concrete mix designs and marketed to manufacturers of: cement, ready-mix concrete, block, pavers and pre-cast products. Use of the Novacrete Admixture in these applications would dramatically expand the potential market for the Novacrete Admixture. However, although the preliminary test results on the
Novacrete Admixture and Novacrete Repair Products have been favorable, substantial research and development must be completed before a final determination can be made about the widespread use of the Novacrete Admixture. In addition, and notwithstanding the final results of the company's research and development program, all prospective uses of the Novacrete Admixture in a previously untested product will require additional laboratory testing to ensure that the components in the new product test sample do not have an adverse reaction when blended with the Novacrete Admixture. Because of the substantial liability that will ensure if a product fails after it has been used on a construction project the company will be required to conduct preliminary tests of all product samples using the Novacrete Admixture pursuant to ASTM standards.

Second, the company will seek to acquire products and companies to expand the company's array of products. Since November, 1997, the company has reviewed four potential acquisition possibilities and has terminated discussions on three acquisition prospects and believes it will close one acquisition after May 31, 1998. In July, 1998, the company's operating subsidiary, Novacrete Canada, entered into a definitive agreement to purchase all the outstanding common stock of a manufacturerer of polypropylene fibres, ARM PRO, Inc. ARM PRO has been in the business of manufacturing the FIBERFORCE line of fibres for ten years and sells it fibres in the United States and Canada. Polypropylene fibres are blended into cement-based products to provide secondary reinforcement and reduce cracking during the plastic (hardening) stage of the product. Polypropylene fibres can be classified as a cement admixture, and will be a natural extension to the company's existing product line. The company anticipates closing the transaction on September 15, 1998. (See Subsequent Events)

To effect its two-fold business plan the company sold a 10% $550,000 debenture in February to raise the initial working capital required to make the following improvements to its Mississauga, Ontario operating plant. (See Management Discussion and Analysis Financial Condition and Results of Operation)

In February, 1997, the company purchased and installed a double-ribbon blending machine that has the capacity to blend 6,000 lbs. of Novacrete Repair Products, and because of its low density, 3,000 lbs. of Novacrete Admixture per batch. Each batch requires approximately one hour. To package its products the company installed a compressed air bagging system that can bag approximately 300 bags weighing 55 lbs.each on an hourly basis and built in an industrial dust collection system that maintains a quality and safe working environment for all production personnel. To facilitate an efficient manufacturing process a new inventory racking system was installed for raw materials and finished product. These improvements will give the company a single shift weekly production capacity of 210,000 lbs.of Novacrete Repair Product per week, which is the equivalent of 3,818 bags (55lbs. each). Annually, this level of production will produce 198,536 bags of Novacrete Repair Products which range in price from $11 to $36. On an annual basis, the company believes it has adequate capacity to meet foreseeable demands over the 1999 fiscal year.

In addition to the development of its production facility, since February, 1998, the company made approximately $20,000 of leasehold improvements to its offices that are part of its manufacturing facility in Mississauga, Ontario (See Properties). This investment has equipped the company with a new offices and conference rooms and new computer hardware and software technology. While the offices have provided the company with a more modern environment that is conducible to the type of business that the company intends to conduct it was principally designed to allow the company to expand its office space to accommodate additional personnel that will join the company as it closes anticipated acquisitions.

To facilitate its quality control and quality assurance programs and to conduct its research and development the company built a 400 square foot testing laboratory at its Mississauga, Ontario plant. To enhance sales in the United States the company opened a sales office in Cedar Grove, New Jersey. (See Properties). This sales office is located in the corporate offices of one of the testing laboratories that the company employed.

As part of its plan of operation which began in February, 1998, the company hired: (I) a civil engineer that has over 20 years of experience with construction products and prior to joining the company was director of sales and marketing for a leading Canadian manufacturer of polypropylene fibres and has substantial knowledge of fibre market in Canada and the U.S., (ii) a cement technologist who was principally responsible for all new product development and secondarily employed to assist with sales of the Novacrete Repair Products,
(iii)  a new  plant  supervisor  having  fifteen  years  of  experience  in  the manufacturing of commentates products and with shipping and receiving responsibilities, and (iv) a salesperson based in Cedar Grove, New Jersey that has thirty years of experience in the construction products filed and was formerly employed by a company that marketed polypropylene fibres in the United States, and (v) in August, 1998, the company hired a cement chemist having over twenty-five years of experience in research and development of cementitious products and monitoring quality control programs. (See Directors and Officer of the Registrant)

Upon the closing of the ARM PRO acquisition which is scheduled for September 15, 1998, the company will expand its personnel by adding one additional sales person and two plant employees. To better position the company to maximized sales of ARM PRO fibres (post-closing) and the Novacrete line of products, the company intends to recruit at least one additional salesperson with ten or more years of experience in selling fibres and concrete-related products and who will be located in the southeastern portion of the United States and four agents that will market the company's products on a commission basis.

Since February, 1998, the company has undertaken a comprehensive evaluation of its Novacrete Admixture that has involved the expertise of its technical personnel and three independent testing laboratories. From February to May 31, 1998, the company completed all the internal laboratory tests and field tests to market its finished products: Novacrete MP, Novacrete MAR., Novacrete Floorcap. The company is currently using its Novacrete Admixture in these products and has manufactured several thousand pounds for sale to end-users. As of May 31, 1998, the company has also developed trial formulations of its products Novacrete FC, Novacrete GEL, Novacrete Duratop and Novacrete Flexcoat, however these products are substantially completed but are still subject to independent laboratory and field tests before they can be marketed. (See Working Capital)

The Novacrete Admixture is manufactured at the company's operating facility in Mississauga, Ontario under the guidance of trained professional cement chemist professionals to maintain high standards of quality control and to ensure confidentiality over the proprietary formulae. Immediately after the Novacrete Admixture is blended it is stored in large containers to be used in Novacrete Repair Products or for bulk shipments to end-users and certain quantities are packaged in 22lb. bags.

In addition to the Novacrete Admixture, the company manufactures and packages into 55lb. bags the Novacrete Repair Products all of which contain different percentages of the Novacrete Admixture. (See Product section below). The
Novacrete Repair Products are designed to provide lasting repair and rehabilitation of various types of deteriorating concrete. The Novacrete Repair Products are generally classified as state-of-the art products on account of their being single component products (just add water). Users of the Novacrete Repair Products are required to only add water pursuant to the written instructions printed on the face of the bag for each of the various types of Novacrete Repair Products. As a single component product the end-user is not required to purchase any other materials to use the product and needs only access to potable water. This single step process eliminates costs and labor and substantially reduces the possibility of ruining a product by over- or under-applying additional materials.

The company intends to distribute the Novacrete Repair Products principally through distributors of construction products and will assist in establishing a market for the products by marketing the products to engineers, architects and contractors. In addition, wherever a distributor is not established in a territory the company will seek to sell its Novacrete Repair Products direct to the end-user. However, the company intends to market its Novacrete Admixture directly to ready-mix concrete producers, brick, cinderblock and paver manufacturers and to end-user such as architects, engineers, contractors and construction managers who will either use the Novacrete Admixture, or specify its use in a construction project.

     2. Subsequent Events

In July, 1998, Novacrete Canada signed a definitive agreement to acquire all the outstanding common stock of ARM PRO, Inc. ARM PRO is located in Teeswater, Ontario and is affiliated with Teeswater Ready-Mix Corporation. ARM PRO manufacturers a line of polypropylene fibres (FIBERFORCE) that are used in cement-based products and are currently being used in the company's Novacrete MAR. product, which is a fibre-reinforced multi-purpose concrete repair product. The closing of this transaction has been scheduled for September 15, 1998. The purchase price is $891,000 (CAN) and will be paid for from the proceeds received by the company from its sale of a 9% $800,000 Debenture that matures on September 4, 2000. To complete this financing the company was required to issue to the investor a warrant to purchase 1,500,000 warrants having an exercise price of $.45 per share and an exercise period commencing upon issuance and terminating on September 4, 2000. As part of this financing which was with an entity that purchased $500,000 of the Debenture that was sold by the company in February, 1998, the holder agreed to convert the $500,000 principal amount of that Debenture which matures on October 31, 1998, into the company's common stock at a rate equal to the average of the eleven lowest closing trading prices during the month of October, 1998.

Upon the closing of the ARM PRO acquisition the company will relocate ARM PRO's production and packaging equipment to its Mississauga, Ontario, facility.

     3. Product Description - Novacrete Admixture

The admixture and concrete repair product businesses are well-established throughout the world. There are various types of admixture products that are used in construction products and the applications for these admixtures are extensive. The Novacrete Admixture is a non-metallic, powder-based admixture that consists of various raw materials that when combined together and mixed with cement and water provides a chemical reaction which gives the final product increased compressive and flexural strength, reduced shrinkage, greater density and therefore better resistance to water and deicing salt penetration, greater flow and workability and improves the bonding characteristics and setting time for the product to fully-cure.

The Novacrete Admixture has the physical characteristics of a greyish-white powder. Admixtures can be in powder form or liquid and can be used for multiple or limited purposes such as slowing or increasing the setting time for a product. Because of the reactive effect of the raw materials in the Novacrete Admixture, the Novacrete Admixture should only be incorporated into cement-based products where the other materials in the product are know and generally, only after a sample test has been conducted to determine the appropriate level (dosage rate) of Novacrete Admixture that should be used in the final product. This approach substantially reduces the risk of improperly mixing the Novacrete Admixture with chemically adverse substances that could cause product failure.

The Novacrete Admixture is manufactured at the Company's wholly-owned operating subsidiary, Novacrete Canada, and is directly marketed by the company's sales personnel in 22lb. bags or in bulk quantities to end-users, which range from manufacturers of cementitious products such as ready-mix concrete, pre-cast concrete, brick, paver, cinder block and other manufacturers of cement-based pre-packaged products. The company also blends another admixture, synthetic polypropylene fibres, into its Novacrete MPR product. Polypropylene fibres provide secondary-reinforcement to cement-based products and help reduce internal cracking (map cracking) of a product that derives from the heat that is created within a cementitious product during the hydration process.

Upon the completion of its research and development program on the Novacrete Admixture, and assuming the test results support the use of the admixture in industry applications that require the use of high-performance concrete (HPC), the company will seek to implement a marketing strategy to penetrate the market for HPC. HPC can be defined as concrete that has high compressive and flexural strengths and high resistance to chloride and water penetration. Use of HPC is increasing as federal and state agencies demand greater product life and ultimate product strength for high-end uses such as roads, bridges, dams, ports and other concrete applications that have exceptionally high load bearing requirements like building foundations, parking garages and bridge decks.

Following is a list of the Novacrete products by category and if a product was not available for sale on May 31, 1998, the date appearing in parenthesis is the internal date set by the company for the initial release of the product.

     I. PRODUCTS

ADMIXTURES

Novacrete Adment 77-A (Novacrete Admixture formulation)

STRUCTURAL MORTARS AND GELS

Novacrete MP - multi-purpose concrete and masonry repair mortar

Novacrete MAR. - synthetic fibre-reinforced repair mortar

Novacrete FC  -  fast-setting repair mortar (July 15,1998)

Novacrete GEL -  lightweight  gel repair for overhead  repairs and horizontal applications (July 15, 1998)

FLOORING SYSTEMS

Novacrete Duratop - heavy-duty  floor  topping to provide  abrasion and chemical resistance  in  aggressive  service  environments  (July 15,
                    1998)

Novacrete Floorcap -  self-leveling flooring product to ease installation and reduce labor costs

Novacrete  Flexcoat - flexible coating for the protection for new concrete and as an aesthetic coating for restored concrete (July 15, 1998)

     II. Product Status

For those products that are not complete as of May 31, 1998, the company has developed trial formulas for each product that need to be independently tested and subject to field tests to ensure that the product meets the designed specifications for the product and can be used in a commercial environment without a foreseeable risk of failure. Although the company internally tests all its products before they are approved for sale and will continue to monitor the manufacturing of its products through quality control and quality assurance programs, all products undergo test procedures by independent testing laboratories to validate the company's tests results and for more exacting ASTM testing procedures that are not currently available due to the company's lack of equipment. The tests conducted for each product comport with ASTM standards and are monitored each 1-3-7-28 day period in accordance with industry practice.

Although the company has stated in past filings with the Commission that certain products had undergone testing procedures, with the hiring of new technical personnel in February and March the company has undertaken a new product development program which has resulted in additional testing of all Novacrete products and certain technical modifications to the Novacrete Admixture to enhance its performance capabilities. To complete the testing for the Novacrete Repair Products that are not completed as of May 31, 1998, the company is allocating approximately $2,500 to $5,000 per product for outside testing services. The company does not anticipate there being any material modifications to the formulae. Additionnally the company anticipates incurring costs to test the Novacrete Admixture in various design mixes that are submitted to the company for special applications. In instances where the Novacrete Admixture is believed to enhance the performance characteristics of a cement-based product the company will retain an independent testing laboratory to test a sample of the mix design that is submitted by the end-user (engineer, contractor, architect, property owner) to determine the precise amount of Novacrete Admixture that should be blended into the mix design (dosage rate) to achieve the intended result.

Since March, 1998, the company engaged the services of a U.S.-based testing laboratory to conduct tests using various dosage rates of Novacrete Admixture in a cement-based product and anticipates having tests conducted on a monthly basis at an average cost of $2,500 per month. Although the company incurs the cost to have the mix designs tested it intends to recoup these costs over time as the Novacrete Admixture begins to be used in projects, although no guarantees can be made that the Novacrete Admixture will be sold to prospective customers.

     III. Raw Materials

An important aspect of the Company's business is having an adequate supply of raw materials to produce the Novacrete Additive, which is a key ingredient in all the Novacrete Repair Products. The raw materials used in manufacturing the Novacrete Admixture and the Novacrete Repair Products are available in the United States and Canada, and there are no known substitutes for these raw materials. The Company currently purchases the most of its raw materials from five principal suppliers located in Canada and has access to numerous suppliers in the United States. The raw materials are purchased on an as needed basis and at market prices at the time of purchase. The Company does not anticipate that the prices and supplies of the raw materials will fluctuate substantially since the majority of the raw materials are commodity items such as sands and cement. The company currently owns a substantial supply of the main component of its Novacrete Admixture that its warehouses in its Mississauga facility and in a public commercial warehouse. Assuming the company uses the entire inventory of its primary raw material in its Novacrete Repair Products it will have the capacity to produce over 20,000,000 lbs. of product.

     IV. Intellectual Property Rights

The Company does not have patents on any of its technology or its products. The Company received a certificate of registration for the use of the trademark Novacrete from the Canadian Intellectual Property Office on June 15, 1997. The Certificate remains in effect until June 5, 2012 and can be renewed by the company. On March 3, 1998, the company received a Certificate of trademark Registration No. 2,140,062 to use the trademark Novacrete in the United States. The term of the U.S. trademark registration is for ten years. However, an affidavit alleging use of the trademark in commerce must be filed in the Patent and Trademark office between the fifth and sixth year following the granting of the registration in order to keep the registration in force for the full ten-year term. The registration may then be renewed for an additional ten year terms provided that the mark is still being used in commerce at the time renewal is sought.

The Company has not filed an application for a patent on its proprietary technology. The Company believes that the trademark of its brand name Novacrete will be more useful in the commercialization of its products. The core technology that is used in each of the company's products is not easily replicated and if patented will ultimately become public information. The company has developed internal controls to protect the confidentiality of its technology and does not believe that the lack of legal patent protection will impair its ability to effectively compete with other competitors of like products or cause the company to incur unnecessary risk of loss of the technology.

Since the company owns the trademark, Novacrete, for fourteen and ten years, respectively, in Canada and the the United States, with each country allowing for additional extensions of time, the company believes that it will have ample time to establish brand recognition of the Novacrete name and product line. Even if the company had patent portection over its technology, it still assumes the risk that a competitor may misappropriate the technology and that its only recourse would be to commence costly and time consuming litigation. The existence or absence of a patent poses no commercial disadvantage to marketing the Novacrete products.

     V. Seasonality

As part of the construction business, the company is currently subject to seasonal cycles which results in a major slow down in its operations during the months of November through February. March begins the increase in business activity which continues through November, with the peak sales months being April through September. This seasonal cycle is attributable to the slowdown in outdoor construction activity in Canada and the northeastern portion of the United States during the winter months. On account of the company's current operating status it will be subject to the seasonal effects of the winter months, however the company has already begun to recruit agents to sell its products in the southeastern portion of the U.S. and will engage in a very active recruiting program to enroll agents in this territory to sell the Novacrete Admixture and ARM PRO fibre product upon the closing of the ARM PRO transaction later this year. The company's plan is to have at least two full-time experienced salespersons, four agents and at least two major distributors by the end of November, 1998 to help sell the company's products in this southeastern U.S. territory.

     VI. Working Capital Requirements

Since the company's principal market for the foreseeable future will consist of the seven southern provinces of Canada and the East Coast of the United States it will experience cash flow fluctuations that will track the seasonal fluctuations in the company's business due to the construction slowdown in the winter months. From March to September the company will experience its highest level of working capital requirements to sustain higher levels of inventory to meet the anticipated demand for finished products during these months. With the slowdown of construction in the winter months the company anticipates it will generally require less than one-half of the amount of working capital, since sales will likely decrease to one-half to one-third of average monthly sales in the peak months. For the period ending May 31, 1998 the company did not experience a fluctuation in its working capital requirements since it was just emerging from the development stage and did not have a major production demand. However, for the fiscal year ending May 31, 1999, the company will likely experience a fluctuation in its working capital requirements to finance its inventory. To offset its working capital demands in 1999, the company can leverage off of the 600,000 lbs. of the most significant raw material that it uses in its Novacrete Admixture, which in turn is used in the Novacrete Repair Products. This raw material was paid for in 1997. At the close of this fiscal year end the company has $45,418 of finished good inventory, which has a market value of approximately $120,000 assuming all the inventory is sold through distributors versus to end-users which commands a higher price.

In the fiscal year 1998 the net cash used in the company's operations was $742,237. The amount was needed to fund the company's expansion of its operating facility and for operating expenses for: rent, payroll, new operating equipment, research and development, professional fees and trade debts. On account of the company having a sufficient supply of its most needed raw material, other than for ordinary packaging supplies, approximately $180,000 of the $742,237 was incurred on a consistent monthly basis up to February, 1998. Since March, 1998, the company purchased $105,000 of production equipment and making $17,000 of leasehold improvements to the adjacent corporate offices. In addition, from February, 1998 through May 31, 1998, the company hired 6 new people to fill two management level positions, one administrative position, and three persons to manufacture the company's products. With the hiring of the aforementioned personnel and the increase in operating activity, since March, 1998 the company has increased its monthly operating budget to $75,000.

To cover its working capital requirements in 1998, the company sold a 10% Debenture in February of $550,000 and a 90 day note in May, 1998 for $40,000. From April, 1998, the company sold $9,000 of product before the year end and received a purchase order just prior to the close of the year end for another $11,000 of product that was shipped in June. Had the company not been able to sell the debenture to generate working capital it would have had a substantial negative cash flow and would likely have had to formally reorganize or cease its operations.

On September 4, 1998 the company sold a 9% $800,000 Debenture that matures on on September 4, 2000 and a warrant to purchase 1,500,000 shares of common stock at $.45 per share for a period expiring on September 4, 2000. From these proceeds the company intends to use $600,000 to purchase ARM PRO and reserve the remaining $200,000 for working capital. Upon closing the ARM PRO transaction, pursuant to the definitive purchase agreement, ARM PRO is required to have approximately $175,000 of cash, $100,000 in account receivable, $100,000 in inventory and total liabilities not to exceed $50,000.

Although the company's general credit policy will be to invoice customers on a thirty day payment basis, to encourage customers to take larger volume orders it may in limited circumstances allow for payment of an invoice in sixty days. In addition, although invoices are stated as being due in thirty days, it is fairly common practice in the construction products industry for contractor customers to pay outstanding accounts payable over a sixth day period. This delay results from the contractor having to submit invoices for work completed which includes the cost of materials used on the project. Although the company will be very aggressive in allowing extending payment terms to customers where it will result in additional sales of the company's products, extended payment terms will generally be discouraged.

     VII. Customer Dependence

On account of the company having just started to sell its products during the later part of this fiscal period it cannot be deemed as dependent upon a single customer, although the company did only sell product to one customer in this period. In the future the company will not be dependent on one customer since its marketing strategy is to diversify its sales through major distributors that are located in various geographical areas and to a large number of construction professionals, such as engineers, architects, contractors, construction managers and end-users all of whom will likely be involved in separate construction projects. Although it is anticipated that distributors of construction products will represent the majority of sales of

Novacrete Finished Mortar Products, the company anticipates it will have four to five distributors stocking Novacrete products in Canada and at least the same number on the East Coast of the United States. Although the company does not have any historical information relating to sales of its products it does not anticipate that any customer will account for ten percent or more of its annual sales.

     VIII. No Backlog Orders

The company does not have any backlog orders, but did complete the sale of one truckload order in June in which the purchase order was submitted to the company just prior to the year end. This order was shipped in early June.

     IX. Government Contracts

The company does not have any material contracts with the Government or any government agency and therefore does not have any exposure to these types of agreement.

     X. Competition

The construction products industry is a mature, worldwide industry with competitors ranging from multi-national companies to local single product manufacturers and marketers. The concrete repair products and admixture sectors are two major sectors within the construction products industry with each sector being very competitive. The competition in these sectors is generally based on price, service and the performance characteristics of the product being sold. As a new entrant to these, two sectors the company has no empirical basis to categorize itself as competitive other than to rely on the independent test results relating to the performance characteristics of the company's products and price both of which the company believes very competitive based on comparisons to like products. In the concrete repair sector where the Novacrete Finished Mortar products will compete, the company will seek to execute its strategy to have its products distributed by major distributors of pre-packaged products while the company's sales personnel will focus in creating the demand for the products by marketing them to the specification community which consists of engineers, architects and contractors. The Novacrete products have performance characteristics that place them in the highest category of products that are intended for high-end uses such as road repairs, bridge and parking deck repairs, sidewalks, industrial and commercials floors. As such these products will be marketed to professional contractors for use in these types of projects. The market for these products is complex and consists of various sized competitors. Despite these considerations the company will seek to exploit what it believes to be three competitive advantages. First, the company's pre-packaged products are classified as state-of-the-art in that they are single component, which means you only need to add water. The ease of use will aid the installer dramatically when using Novacrete products and cut down on labor costs. Secondly, the company does not have an excessive overhead and will use this cost flexibility to be very competitive in pricing. After having reviewed the market for pre-packaged concrete repair products similar to the company's line of Novacrete Repair Products the company has concluded that the Novacrete line is priced very competitively and can withstand further price competition.

Third, the company will continue to provide on-site technical expertise to users of Novacrete products. The company believes that providing on-site technical advisory services to customers will reinforce existing customer relationships and stimulate use of the company's products. Although other companies also provide technical services to their customers, the company plans to be more pro-active in this area than its competition.

     XI. Research and Development

In each of the past three fiscal years the company has incurred expenses relating to the research and development of its Novacrete Admixture and Novacrete Finished Mortar Products. In fiscal year 1998, and principally after January, 1998 the company spent approximately $35,000 on fees payable to outside independent testing laboratories that were engaged to conduct various test procedures to improve the Novacrete MP and Novacrete MAR. products and for original tests on the Novacrete FC and Novacrete Floorcap products. In addition, the company incurred approximately $35,000 in salaries paid to two individuals that had dedicated substantial time to new product development. In fiscal year 1997 the company spent approximately $20,000 on fees payable to outside testing laboratories to advance testing of the Novacrete MP and Novacrete MAR. products. Other than for a brief period in 1997 in which the company employed the services of a cement technology consultant for approximately three months, the company did not have technical personnel on staff from January, 1997 through February, 1998 to conduct research and development on new products. In 1996, the company spent less than $20,000 on fees payable to outside testing laboratories to advance testing of the Novacrete MP and an old formulation for a Novacrete Fast-Set product that the company has since abandoned and replaced with a new formulation that will be marketed under the name Novacrete FC.

     XII. Environmental Compliance

The company does not manufacture products or use raw materials in its products that are deemed to be subject to rules or regulations relating to the discharge of certain materials into the environment. Although the company has installed a compressed-air dust control system in its facility to maintain a higher quality of air in its operating plant this system is not mandatory. The system cost the company approximately $20,000 and operates during the processing of certain products that contain raw materials that have a very low density and have the physical characteristics of dust-like particles.

With all shipment of product the company issues a material safety and data sheet
(MSDS) which describes the product and its components and precautionary measures when using the product. Since the company's products are environmentally safe it expects to expend a nominal percentage of its operating budget on environmental compliance for the next fiscal year and for the foreseeable future, unless new regulations are adopted by the governments of Canada or the United States.

     XIII. Number of Employees

As of May 31, 1998, the company, on a consolidated basis ,employed ten full-time employees. Of the ten employees, two were located in the company's principal executive offices in New York City, one was located at the company's Cedar Grove, New Jersey sales office and seven were located at the company's operating subsidiary, Novacrete Canada. Of the ten employees: five persons were in management positions, three persons were in plant operations and two person occupied administrative assistant positions.

     D. Financial Information About Foreign and Domestic Operations and Export Sales.

Although the company manufactured its products through a wholly-owned operating subsidiary located in Canada it does not believe that it will be subject to any material risks attendant with it being a foreign operation. The Canadian government is stable and democratic and the company does not foresee any changing conditions that would adversely impact the company. (See Section B Financial Information about Industry Segments). To the contrary, with the recent reduction of the Canadian dollars to the U.S. dollar the company has benefitted by preferential exchange rates and lower cost of operation.

Item 2. Properties

In November, 1997 the company's principal executive offices were relocated to 67 Wall Street, Suite 2411, New York, New York 10005, telephone 212-825-9292, pursuant to a month-to-month subletting agreement with the laws firm of Dowe & Dowe which the company's current president is a partner. There was no charge for the use of this office during the period November, 1997 through March, 1998. When the began occupying an additional office in the Dowe & Dowe office suite in March, 1998 it was charged a monthly rent of $1,500 for use of the office space and conference room facilities. The rent charge is a pass-through charge by Dowe & Dowe which sublets the space to the company for the same costs it pays to its landlord.

In April, 1997, Novacrete Canada entered into a five year lease for a manufacturing and office facility located at 2525 Tedlo Street, Unit B, Mississauga, Ontario, Canada L5A 4A5, telephone (905)-566-0716. This facility is subject to a five year lease commencing on May 1, 1997 and expiring on April 30, 2002. The annual lease payments are $62,500 (CAN). The company has the right to sublease the facility in the event its operating needs expands beyond the current facilities capacity.

In June, 1998 the company entered into a lease agreement to lease offices located at 98 Sand Park Road, Cedar Grove, New Jersey, March, telephone 973-xix-June, for a monthly sum of $500. This lease is on a month-to-month basis.

Item 3.  Legal Matters

Legal Proceedings

On August 26, 1997, the Company filed a lawsuit in Federal District Court located in Minnepin County, Minnesota, Stratford Acquisition Corporation v.
10222 Investments, et. al., Index No. 97-1954 DSD/JMM, against 49 separate defendants to cancel common stock, stock options and stock warrants that the company believes were issued either unlawfully or without consideration and to cancel certain consulting and distribution agreements that the company previously entered into and which are now deemed to be null and void. From the filing of the lawsuit until August 12, 1998 the company entered into settlement agreements whereby it was able to cancel 613,750 shares of common stock. On August 12, 1998 the court acting upon a motion to dismiss the lawsuit for lack of jurisdiction dismissed the action. With respect to the remaining defendants the company is considering joining them in the following lawsuit in Ontario, Canada, to avoid future challenges by the defendant shareholders as to jurisdictional grounds.

In the interim, the company has authorized its transfer agent to place stop transfer orders restricting the transfer of all shares of common stock subject to the lawsuit until it has been adjudicated.

In August, 1997, a company shareholder, Mel Greenspoon, filed a lawsuit in Canada against the Company and one director, Mr. A. Roy MacMillan, Mel B. Greenspoon v. Stratford Acquisition Corporation and A. Roy MacMillan, Ontario Court General Division, Court File No. 97-CV-129814, to secure unrestricted stock certificates for shares of restricted common stock he currently owns and for damages. Mr. Greenspoon is one of the shareholders that is being sued by the company to cancel his common stock holdings (See above paragraph). The company does not believe that the lawsuit will ultimately be successful in light of the company's counterclaims, nor should it have any materially adverse consequences to the Company if it is successful.

On July 17, 1998, the company and all the defendants in the lawsuit Stratford Acquisition Corporation v. Jan Sulkiewicz, et. al., Ontario Court (General Division),Court File No. 97-CV-126925 entered into a global settlement agreement which allowed the company to cancel 130,000 common shares of the 500,000 shares that were originally issued to one of the defendants in exchange for which the remaining 370,000 shares were released to cover a short position that was created by the defendant having sold the stock, to a bona fide purchaser at the average market price of $.30 per share, which was subject to a stop transfer order. In addition one defendant, Mr. Jan Sulkiewicz received authorization to use certain technology for one type of concrete repair product which he alleges to have developed outside of the company and the parties entered into mutual releases for any and all claims arising prior to the settlement date, which resulted in seven defendants being dismissed from the above lawsuit that was filed in federal district court of Minnesota.

In the matter of Barbara Robinson v. The Canadian Bar Association, et.al. Stratford Acquisition Corporation, the plaintiff, formerly a director and officer of the company filed a claim against the defendant alleging that the defendant improperly denied her claim for disability benefits which she believes are due to her for a partial period that covered her employment at the company. The defendant filed a third-party complaint against the company alleging that the application for insurance was improperly prepared and therefore they are not liable for the claim. Both the defendant and the company believe that the claim is frivolous and that it is unlikely to result in a materially adverse judgment against the company.

Other Legal Matters

The SEC has made inquiries of the Company relating to certain accounting and financial reporting issues as reported in its quarterly filings for 1996 and 1995. In addition the SEC has requested that the company respond to comments it raised about the Company's Form 10-K filing for the fiscal year ending May 31, 1997 and that the company has since filed a response and an amended Form 10-K/A for the period. The SEC has further responded with additional comments to the company's first response and 1997 Form 10-K/A which the company has since responded to in writing. The SEC has provided the company with oral assurances that the issues raised with respect to the 1997 Form-K/A are now resolved.

On June 3, 1997, at a meeting of the Board of Directors, the Board adopted the first official set of By-laws for the Company. Although there had been numerous allegations that the Company had duly authorized By-laws, a search of all corporate records, revealed only an unsigned set of By-laws that were not believed to have been adopted by the Company's incorporators, by its first board of directors or by the shareholders at an annual meeting. With interest in correcting all legal, financial and operational problems that the Company has been beset with, the Board adopted the By-laws and will provide the shareholders with the right to vote on the By-laws at the next annual meeting of shareholders. The newly adopted By-laws provide for the removal of directors. In accordance with this provision, the majority of the Board voted, to remove G. Colin Rainier from the Board.

Historical Background

Stratford Acquisition Corporation ("the Company") was incorporated under the laws of the State of Minnesota on February 17, 1966. From its inception to August 15, 1995, the Company had limited operations and was primarily dormant prior to its acquisition of Supercrete N.A., Limited, a corporation organized under the laws of the Turks and Caicos Islands, British West Indies ("Supercrete"). On August 15, the Company executed a definitive acquisition agreement with Supercrete and acquired all of the issued and outstanding shares of Supercrete in exchange for 22,800,000 share of the Company's common stock, of which 21,000,000 shares were exchanged back to the company. Supercrete owned an exclusive license ("Supercrete License") to manufacture and distribute Supercrete products ("Supercrete Products"). Supercrete acquired the Supercrete License from AMR Investments, Ltd. ("AMR"), a corporation organized under the laws of the Turks and Caicos Islands, British West Indies. AMR acquired the Supercrete License pursuant to an agreement dated July 24, 1994 amongst AMR, the late Dr. O.A. Battista ("Battista Estate") who was the original inventor of the technology and processes for making Supercrete Products and a company he controlled, Resources Services Corporation ("RSC"), which is a Texas corporation. In accordance with the agreement between AMR, the Battista Estate and RSC, both the Battista Estate and RSC notified AMR, and all subsequent assignees of the Supercrete License, including the Company, that the agreement had been breached for failure to pay royalties on sales of Supercrete Products and consulting fees to the Battista Estate and RSC. On May 13, 1997, RSC and the Battista Estate presented a final written notice to the Company that the Supercrete License and all rights thereto, had been terminated. In June 1997, the Company after negotiations with representatives of the Battista Estate and RSC, entered into a new licensing agreement with the Battista Estate ("the Stratford Agreement"). The Stratford Agreement provides that in exchange for granting the Battista Estate the right to retain the original 500,000 shares of the Company's common stock they received upon entering the licensing agreement with AMR and the right to receive a future royalty fee of 2% of the gross sales of all Supercrete Products, which royalty fee shall not exceed $500,000 (USD) over the life of the Stratford Agreement, the Company was granted the exclusive and definitive right and title to the Supercrete License. In the event of a default on any royalty fee payment the Battista Estate shall, at its sole option, receive a promissory note or common stock for the unpaid full value of the unpaid royalty fee.

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

In addition, on or about January 8, 1997, the Company provided Globesat Infrastructure Technologies Corporation ("Globesat") with written notice that the Supply and Distribution Agreement entered into on July 31, 1996, amongst the Company, Globesat and Supercrete (the "Globesat Agreement") was terminated. The Company believes that the Globesat Agreement was never entered into on an arm's length basis and that Globestat has not fulfilled any of its obligations under the agreement.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were known by the current management to have been submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report. Upon the filing of this Form 10-K the company intends to notice an annual meeting of its shareholders to be held in late October, 1998.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock, $.001 par value, is traded on the Over-the-Counter Bulletin Board ("OTC") operated by the National Association of Securities Dealers under the ticker symbol HARD. The tables present its high and low closing bid prices for each of the four quarters in the fiscal year ending May 31, 1998. The quotations reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company's common stock became actively traded in July, 1995. On May 31, 1998, the closing bid price was $.40. The Company has paid no cash dividends in 1998 and does not expect to change its dividend policy in the foreseeable future.

                                     Quarterly Common Stock Bid Price Ranges

Quarter           High              Low              Last Day of Quarter
-------           ----              ---
1st               $.43             $.24              August 31, 1997
2nd               $.52             $.25              November 30, 1997
3rd               $.28             $.19              February 28, 1998
4th               $.77             $.20              May 31, 1998

Quarter           High              Low              Last Day of Quarter
-------           ----              ---
1st               $5.75            $1.12             August 31, 1996
2nd               $2.00            $ .06             November 30, 1996
3rd               $ .60            $ .16             February 28, 1997
4th               $ .75            $ .25             May 31, 1997

The number of shares of common stock issued and outstanding as of May 31, 1998 and May 31, 1997 were 11,965,646 and 10,113,381 respectively. On a fully diluted basis, the number of shares of common stock issued and outstanding on May 31, 1998 was 15,695,422. The company has approximately 1,200 shareholders holding stock in record and nominee name.

Item 6.  Selected Financial Data

                                         Year End May 31,              Cumulative
                         ------------------------------------------    Jan. 1 thru
                             1998          1997            1996        May 31, 1998
                         ------------  ------------    ------------  -------------
1998
----
Net Revenues(1):              $9,073             $0       $140,741       $149,814

Income (loss from
continuing operations:   ($1,112,594)   ($2,303,778)     ($375,361)   ($3,932,684)

Income (loss) from
continuing operations
per weighted-average
share of common stock
outstanding:                   ($.10)         ($.24)         ($.07)         ($.68)


Total Assets:               $318,540       $219,533       $479,615            N/A


Long-Term Obligations:            $0       $315,000             $0             $0


Cash Dividends:                   $0             $0             $0             $0




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

1998 vs. 1997

After the senior management change in November, 1997, the company significantly advanced its plans to move from the development stage to the operating stage. On March 15, 1997 the company officially began commercial levels of production of its Novacrete products and recorded its first truckload shipment of product in April, 1998, which was to a construction products distributor in Canada. In addition in May, 1998, the company sold its first truckload of product to a distributor in the United States. As a result of this activity, which began just two and one-half months prior to the close of this fiscal year the company recorded $9,073 in gross revenues for the one truckload sales that took place in April. The truckload that was


----------
(1) The company was in the development stage throughout the entire fiscal year although just prior to the end of its fiscal year the company began to sell product.

ordered in May was not shipped until early June and appears as revenue in the first quarter of the 1999 fiscal year. Although this increase in gross revenues represents a 100% over the operating results in 1997, the percentage increase should only be viewed in light of the fact that the company recorded $0 in gross revenue in the previous fiscal year and had very little capability in the previous year to sell its products, although it did have inventory for sale.

In 1998, the company had $122,134 in inventory. Of this amount, $76,276 consisted of raw materials, $440 consisted of work in process and $45,418 consisted of finished goods. A substantial amount of the raw material inventory consists of the 600,000 lbs. of one raw material that is used in the Novacrete Admixture. The finished goods inventory consists of 55lb. bags of Novacrete Repair Products that are stacked on wood pallets with each pallet containing 56 bags.

In 1997 the company had $143,313 of inventory, all of which was classified as raw materials. A substantial majority of this inventory was hauled to a commercial dumping facility by the company after the new management determined that the material was intended to be used as Novacrete Admixture and was improperly blended. This product was blended on equipment that the new management has discarded as obsolete in place of the new industrial equipment that was installed at the company's operating facility in February, 1998. The company's decision was based on its current operating policy which requires quality controls on all manufactured product and to avoid any rectification claims that could result from selling product that was improperly made and would likely underperform the stated performance standards for the product.

Although the company had obsolete blending equipment this equipment had the capacity to blend over 200 lbs. of admixture per day, and that the admixture that was discarded was packaged by an outside company.

From June 1, 1997 to January, 1998 the company's operations were funded through sales of its common stock to affiliated and non-affiliated parties. In December, 1997, the company under the direction of its current President and Chief Executive Officer announced a 60 Day Plan to advance the company from the development stage. In February, 1998, the company sold a 10% $550,000 Convertible Debenture that matures on October 31, 1998, to three non-affiliated persons who also received warrants to purchase 1,100,000 share of common stock at the exercise price of $.30 per share for a three year period. The proceeds of this debenture were used principally to purchase the industrial blending and bagging equipment that was installed in the company's operating subsidiary, to renovate the company's offices and for working capital to fund the company's operations until sales of its product could materialize.

Operating costs relating to general and administrative cost decreased from $927,451 in 1997 to $824,321 in 1998 or 12% from the previous year. The decrease in operating costs was attributable primarily to the reduction of personnel from November, 1997 to February, 1998, when the company began to increase its payroll with new personnel and with better management of the company's resources. In addition non-cash costs attributable to the issuance of stock compensation decreased substantially in 1998 to $180,405 when compared to the $1,360,580 incurred in 1997. The company fully expects this trend to continue since new management has terminated the stock option plan that was initiated in 1996 and which resulted in the excessive issuance of common stock to insiders at below market prices. In 1998, the company incurred $17,548 of interest expenses versus $12,917 in the previous year and $15,267 of foreign currency losses versus $3,144 in the previous year. In addition the company amortized debt discount of $84,535 in 1998 which resulted from the issuance of warrants to holders of the debenture that was sold in February, 1998.

The net result of operations increase in operating expenses over revenues resulted in a loss from operations of $1,112,594.

On account of the changes that the company made this year to expand and equip its operating facility and to recruit experienced personnel to oversee the technical, operational and marketing aspects of the company's business and the closing of the pending ARM PRO acquisition (See Subsequent Events) the company believes that the fiscal year ending May 31, 1999, could result in material increases in revenue.

1997 vs. 1996

From June 1, 1996 to November, 1997 the company was operated from an office facility with the intention of either licensing its admixture technology to manufacturers and marketers of admixture and cement-based products or to have the admixture and finished mortar products manufactured and warehoused by an outside manufacturing company (toll blended) for a negotiated charge per unit. On November 26, 1996, as a result of substantial differences of opinion by the then existing directors and shareholders of the company and certain allegations of wrongdoing that were made against two of the company's directors, the company's then Chairman and President, Arthur Smith, and his spouse, E. Lee Monaco, resigned as directors and officers of the company. The only remaining director, A. Roy MacMillan then became Chairman and President. On April, 1997 the company leased its existing manufacturing facility in Mississauga, Ontario and began to manufacture its Novacrete Admixture and Novacrete MP products with much smaller blending equipment and with limited personnel to oversee the proper blending and packaging of the final product. Due to the lack of working capital in this fiscal period, the company did limited research and development on its intended line of products and actually accumulated general and administrative costs of $927,451 and costs attributable to non-cash imputed stock compensation of $1,360,580 for a total loss from operations of $2,288,031. In 1996 the company incurred $518,947 in general and administrative costs an $7 of costs attributable to non-cash imputed stock compensation. In 1996 there was a $378,213 in additional deficit due to there being no sales.

Liquidity and Financial Resources

The Company ended the 1998 fiscal year with nominal liquidity and a $1,112,594 in operating losses. However, since the company has begun to sell its products in commercial quantities to large distributors of construction products and anticipates closing the ARM PRO transaction it anticipates that it will have sufficient liquidity from its operations to cover its expenses. Since the company has completed its hiring of all senior level positions it will have an operating overhead in 1999 of approximately $850,000. Based on the profit margin for the company's Novacrete Repair Products the company will need to generate $1,400,000 of gross revenues to break-even. Although the company substantially under performed this level of sale in 1998, the investments in new equipment and sales personnel and marketing materials are expected to significantly enhance the company's prospects for sale in 1999. In addition, in September, 1998 the company sold a 9% $800,000 Debenture of which the Company expects to retain $200,000 for working capital after it purchases ARM PRO. Although the company's preference is to reserve these funds it has full discretion to use them for working capital. As part of this financing which was with an entity that purchased $500,000 of the Debenture that was sold by the company in February, 1998, the holder agreed to convert the principal amount of that Debenture which matures on October 31, 1998 into the company's common stock at a rate equal to the average of the eleven lowest closing trading prices during the month of October, 1998. With the completion of this financing in September, 1998 the company has affectively reduced the principal amount of the $550,000 in note payable by $500,000. The company expects to repay the remaining $50,000 of the note payable with cash.

In addition to the liquidity that should materialize as the selling season continues, the company has sold historically debt and equity securities to provide additional working capital on a need basis. The company however, cannot give any assurances that the revenue prospects that it has budgeted for 1999 will materialize or that it will be able to raise capital through the sale of its securities. In addition any future sales of securities may very well be on terms that are not favorable to the company. (See Working Capital)

Inflation and Changing Prices

The company does not foresee any risks associated with inflation or price increases in the near future. In addition the raw materials that are used in the manufacturing of the company's products are available locally through many sources and are generally commodity items. The one material that the company uses in all its products that cannot be classified as commodity is currently in sufficient supply although the company presently owns approximately 600,000 lbs. of this product. Because the company's operations are in Canada the devaluation of the Canadian dollar against the U.S. dollar has allowed the company to manufacture its products less costly for the sales made in the United States and that any funds raised through the sale of securities are U.S. dollar denominated and then transferred to the Canadian subsidiary at favorable exchange rates. As such, while the Company has exposure to inflation, in the very near future it does not believe that inflation will bear significantly on its financial position.

Item 8.  Financial Statements and Supplementary Data

                                                             Page

Index to Financial Statements and Supplementary              F-1
Financial Data

Report of Independent Certified Public Accountants           F-2

Financial Statements:

Balance Sheet, May 31, 1998 and 1997                         F-3

Statement of Operations, Years Ended May 31,                 F-4
1998, 1997 and 1996

Statement of Changes in Stockholders' Equity,                F-5
Years Ended December 31, 1998, 1997, 1996 and 1995


Statement of cash Flows, Years Ended May 31,                 F-6
1998, 1997 and 1996

Notes to Financial Statements                                F-7

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           MAY 31, 1998, 1997 AND 1996

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-2

Financial Statements

  Balance Sheets
      as of May 31, 1998 and 1997                                            F-3

  Statements of Operations
      for the periods  cumulative January 1, 1994 through May 31, 1998,
      twelve months ended May 31, 1998, 1997 and 1996                        F-4

  Statements of Changes in Shareholders' Equity (Deficit)
      for the years ended May 31, 1998, 1997, and 1996                       F-5

  Statements of Cash Flows
      for the periods  cumulative January 1, 1994 through May 31, 1998,
      twelve months ended May 31, 1998, 1997 and 1996                        F-6

  Notes to Financial Statements                                           F-7-15

                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Board of Directors
Stratford Acquisition Corp.

We have audited the accompanying consolidated balance sheets of Stratford Acquisition Corp. and subsidiary (a development stage enterprise) as of May 31, 1998 and 1997 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the periods cumulative January 1, 1994 through May 31, 1998, and for the years ended May 31, 1998, 1997, and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratford Acquisition Corp. and subsidiary (a development stage enterprise) as of May 31, 1998 and 1997 and the results of its operations, changes in shareholders' deficit and cash flows for the periods cumulative January 1, 1994 through May 31, 1998 and the years ended May 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.


                                            FELDMAN SHERB EHRLICH & CO., P.C.
                                            Certified Public Accountants
                                            (Formerly Feldman Radin & Co., P.C.)


New York, New York
August 20, 1998, except for
Note 12 (B) for which the date
is September 4, 1998

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                May 31,         May 31,
                                                                 1998            1997
                                                              -----------    -----------
CURRENT ASSETS:
      Cash and cash equivalents                               $    49,108    $    10,098
      Accounts receivable                                           9,250           --
      Other receivables                                            17,367         40,579
      Inventory                                                   122,134        143,313
      Marketable securities                                          --           13,250
      Prepaid assets                                                2,801           --
                                                              -----------    -----------

            Total Current Assets                                  200,660        207,240

PROPERTY, PLANT, AND EQUIPMENT, net of
      accumulated depreciation and amortization                   106,598          2,158

OTHER ASSETS                                                       11,282         10,135
                                                              -----------    -----------

                                                              $   318,540    $   219,533
                                                              ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable and accrued expenses                   $   162,115    $   113,218
      Advances from shareholder                                    37,000           --
      Notes payable                                               520,470           --
                                                              -----------    -----------

           Total Current Liabilities                              719,585        113,218

NOTES PAYABLE                                                        --          315,000

SHAREHOLDERS' DEFICIT:
      Common stock -  $0.001 par value
           50,000,000 shares authorized
           11,965,646 and 10,113,381 shares
           issued and outstanding, respectively                    11,966         10,114
      Additional paid-in capital                                3,519,673      2,601,291
      Deficit accumulated during the
               development stage                               (3,932,684)    (2,820,090)
                                                              -----------    -----------

      Shareholders' Deficit                                      (401,045)      (208,685)
                                                              -----------    -----------

                                                              $   318,540    $   219,533
                                                              ===========    ===========


                       SEE NOTES TO FINANCIAL STATEMENTS.
                                       F-3

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Cumulative
                                                                                           January 1, 1994
                                                                                             (Inception)
                                             Year ended      Year ended     Year ended         through
                                               May 31,         May 31,        May 31,          May 31,
                                                1998            1997           1996             1998
                                            ------------    ------------    ------------    ------------
REVENUES:
      Sale of cementitious products         $      9,073    $       --      $      --       $      9,073
      Technology license fees                       --              --           140,741         140,741
                                            ------------    ------------    ------------    ------------
                                                   9,073            --           140,741         149,814
OPERATING EXPENSES:
      General and administrative costs           824,321         927,451         518,947       2,381,287
      Non-Cash imputed Stock Compensation        180,405       1,360,580               7       1,571,557
                                            ------------    ------------    ------------    ------------
                                               1,004,726       2,288,031         518,954       3,952,844
                                            ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                            (995,653)     (2,288,031)       (378,213)     (3,803,030)
                                            ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES)
      Interest income                                409             314             474           1,213
      Interest expense                           (17,548)        (12,917)           --           (30,465)
      Amortization of debt discount              (84,535)           --              --           (84,535)
      Foreign currency gain (loss)               (15,267)         (3,144)          2,378         (15,867)
                                            ------------    ------------    ------------    ------------

NET LOSS                                    $ (1,112,594)   $ (2,303,778)   $   (375,361)   $ (3,932,684)
                                            ============    ============    ============    ============

NET LOSS PER SHARE - BASIC                  $      (0.10)   $      (0.24)   $      (0.07)   $      (0.68)
                                            ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
      OF COMMON STOCK OUTSTANDING             11,472,508       9,590,212       5,552,407       5,768,850
                                            ============    ============    ============    ============


                       SEE NOTES TO FINANCIAL STATEMENTS.
                                       F-4

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                              Common Stock            Additional
                                       -------------------------       Paid-in      Accumulated
                                         Shares         Amount         Capital        Deficit         Total
                                       -----------    -----------    -----------    -----------    -----------
BALANCE, May 31, 1995                    5,000,000    $     5,000    $   359,970    $  (140,951)   $   224,019

Sale of common stock                       494,700            495        617,324           --          617,819
Exercise of granted options
    under employee benefit plan            500,000            500           --             --              500
Issuance of common  stock
    for consulting fees                      7,250              7           --             --                7
Shares issued for no consideration       1,800,000          1,800         (1,800)          --             --
Net loss                                      --             --             --         (375,361)      (375,361)
                                       -----------    -----------    -----------    -----------    -----------
BALANCE, May 31, 1996                    7,801,950          7,802        975,494       (516,312)       466,984

Sale of common stock                     1,513,500          1,514        266,015           --          267,529
Issuance of common  stock
    for services                           626,531            627      1,171,287           --        1,171,914
Issuance of options
    for services                              --             --          128,666           --          128,666
Issuance of common  stock
    for compensation                       171,400            171         59,829           --           60,000
Net loss                                      --             --             --       (2,303,778)    (2,303,778)
                                       -----------    -----------    -----------    -----------    -----------
BALANCE, May 31, 1997                   10,113,381    $    10,114    $ 2,601,291    $(2,820,090)   $  (208,685)

Sale of common stock                       720,750            721        258,522           --          259,243
Issuance of common  stock
    for services                           295,000            295         47,505           --           47,800
Issuance of common  stock
    for debt                               988,824            989        325,533           --          326,522
Issuance of common  stock
    for compensation                       331,441            331         98,119           --           98,450
Redemption of common stock                (483,750)          (484)           484           --             --
Value of warrants issued with debt            --             --          154,065           --          154,065
Value of warrants and options issued
    for services                              --             --           34,155           --           34,155
Net loss                                      --             --             --       (1,112,594)    (1,112,594)
                                       -----------    -----------    -----------    -----------    -----------
BALANCE, May 31, 1998                   11,965,646    $    11,966    $ 3,519,673    $(3,932,684)   $  (401,045)
                                       ===========    ===========    ===========    ===========    ===========


                       SEE NOTES TO FINANCIAL STATEMENTS.
                                       F-5

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        ( A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                       Cumulative
                                                                                                                     January 1, 1994
                                                                                                                       (Inception)
                                                                          Year ended     Year ended     Year ended      through
                                                                             May 31,       May 31,        May 31,        May 31,
                                                                              1998          1997           1996           1998
                                                                          -----------    -----------    -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                            $(1,112,594)   $(2,303,778)   $  (375,361)   $(3,833,384)
      Adjustments to reconcile net loss to net cash
           used in operating activities:
           Depreciation and amortization                                       13,805            345           --           14,150
           Common stock issued as payment for services and compensation       146,250      1,231,914              7      1,408,736
           Common stock issued as payment for interest                         11,522           --             --           11,522
           Options issued as payment for services                              34,155        128,666           --          162,821
           Amortization of debt discount                                       84,535           --             --           84,535

      Changes in assets and liabilities:
           (Increase) decrease in trade receivables                            (9,250)          --             --           (9,250)
           (Increase) decrease in other receivables                            23,212        (28,711)       (11,868)      (183,647)
           (Increase) decrease in inventory                                    21,179       (143,313)          --         (122,134)
           (Increase) decrease in prepaid assets                               (2,801)          --             --           (2,801)
           (Increase) decrease in refundable deposits                            --          178,148       (175,898)       166,280
           (Increase) decrease in other assets                                 (1,147)       (10,135)          --          (11,282)
           Increase (decrease) in accounts payable and accrued expenses        48,897        100,587         12,131        162,115
                                                                          -----------    -----------    -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                                        (742,237)      (846,277)      (550,989)    (2,152,339)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                   (118,246)        (2,503)          --         (120,749)
     Purchase of marketable securities                                         13,250        (13,250)          --             --
                                                                          -----------    -----------    -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                                        (104,996)       (15,753)          --         (120,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in due from shareholders                                         37,000        134,405         87,853         37,000
     Proceeds from bridge financing                                           480,470        265,230           --          745,700
     Proceeds from issuance of debt with warrants                              69,530         49,770           --          119,300
     Proceeds from issuance of debt without warrants                           40,000           --             --           40,000
     Proceeds from the sale of common stock
          and exercise of options                                             259,243        267,529        618,319      1,380,196
                                                                          -----------    -----------    -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     886,243        716,934        706,172      2,322,196


NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                         39,010       (145,096)       155,183         49,108

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                                                      10,098        155,194             11           --
                                                                          -----------    -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $    49,108    $    10,098    $   155,194    $    49,108
                                                                          ===========    ===========    ===========    ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest                                                        $       691    $     1,269    $      --      $     1,960
                                                                          ===========    ===========    ===========    ===========
          Income taxes                                                    $       689    $      --      $      --      $       689
                                                                          ===========    ===========    ===========    ===========
     Non-cash financing and investing activities:
          Conversion of debt to equity                                    $   315,000    $      --      $      --      $   315,000
                                                                          ===========    ===========    ===========    ===========


                       SEE NOTES TO FINANCIAL STATEMENTS.
                                       F-6

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1998

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

     The Company is in the development stage and, through its wholly owned subsidiary, is engaged in the business of manufacturing and marketing a proprietary admixture for enhancing cement-based products, hereinafter referred to as "Novacrete" and various finished products for specific applications which use predetermined amounts of the Novacrete additive. The Company will initially market and sell the Novacrete additive mixture and the Novacrete finished products to large distributors pursuant to distribution agreements covering predetermined geographic areas on a non-exclusive basis.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  Basis of Presentation - The consolidated  financial statements include
          the  accounts  of  the  Company  and  its  subsidiary.   All  material
          intercompany transactions and balances have been eliminated.

     (B) Cash and Cash Equivalents - The Company maintains funds in Canadian financial institutions in both US dollar (US$) and Canadian dollar (CN$) transaction accounts. All transactions reflected in the accompanying financial statements have been converted into US dollar equivalents, as of the end of each respective year at the Wall Street Journal published exchange rate on the last day of the fiscal year, for CN$ accounts and at historical amounts for US$ accounts.

          The Company considers all cash on hand and in banks, including accounts in ledger overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

     (C) Income Taxes - The Company utilizes the liability method of accounting for income taxes as set forth in FASB Statement No.109, "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

          As reflected in the accompanying statements of operations, the Company has incurred losses while in the development stage. Due to the limited operations of the Company and the uncertainty surrounding the eventual utilization of its losses, a valuation allowance has been recorded to fully reserve for the deferred tax benefits generated by its net operating losses.

     (D) Property, Plant and Equipment - Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation for financial statement purposes is computed by the straight-line method over the estimated useful lives of the assets, which is generally five years for equipment.

     (E) Inventories - Inventories are valued at the lower of cost or market determined by the first-in, first-out method of accounting.

     (F) Fair Value of Financial Instruments - The carrying value of cash and cash equivalents, other receivables, marketable securities, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments.

     (G) Marketable Securities - The Company's marketable securities are comprised of equity securities classified as trading securities, which are reported at their fair market values based upon the quoted market prices of those investments at balance sheet date. Accordingly, net realized and unrealized gains and losses on trading securities are included in net earnings.

     (H) Loss Per Share - The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding.

     (I) Foreign Currency Re-measurement - Because the Company's functional currency is the US dollar, the financial statements for the Company's activities in Canada have been remeasured from Canadian dollars.
          Accordingly, all gains and losses arising from Re-measurement of monetary assets and liabilities have been recognized currently in income.

     (J) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

3.   CAPITAL STOCK TRANSACTIONS

     (A) Present management is unable to determine the value received for the 1,800,000 shares issued in fiscal 1996 and is contacting the registered shareholders to determine if appropriate consideration was received for the shares. In the financial statements for the year ended May 31, 1996, the shares have been recorded as outstanding with no consideration received for their issuance. During fiscal 1998, a total of 483,750 shares were returned back and canceled by the Company. The Company intends to continue to pursue all litigation against shareholders who received securities without paying fair consideration to the Company.

     (B) During fiscal 1996, the Company sold an aggregate of 494,700 shares of common stock, pursuant to exemptions from registration under Regulations S and D of the Securities and Exchange Act of 1933, as amended, for an aggregate sum of approximately $618,000.

     (C) In July 1995, the Company filed a Form S-8 with the Securities and Exchange Commission to register approximately 2,000,000 shares of common stock to be issued under the Company's 1995 Non-qualifying Stock Option Plan ("Plan"). The Plan provides that stock options may be issued to any person who is performing or has been engaged to perform services of special importance to management in the operation, development and growth of the Company. The determination of the option price per share for any stock option issued under the Plan is at the sole discretion of the Board of Directors or their designees. The Plan expires on the tenth anniversary of its approval and all ungranted stock options shall expire. During 1996, the Company issued a total of 500,000 options, all of which were immediately exercised by the receiving parties on the respective grant dates. Current management has terminated this stock option plan.

     (D) During fiscal year end 1997, 126,531 options were granted as consideration for various services received by the Company. The Company also issued 500,000 shares of its common stock in connection with certain management services and the acquisition of its formulation costs.

     (E) As payment for his salary in fiscal year end 1997, the Company's then president, accepted 171,400 shares of the Company's common stock in lieu of cash. The shares issued were based on $60,000 of compensation which represented less than the total amount owed for fiscal 1997. The remaining unpaid compensation of $31,250 has been included in Accounts payable and accrued expenses at May 31, 1997.

     (F) During the year ended May 31, 1998 the Company issued 103,000 employee stock options and warrants to purchase common stock at a per share range of $ .25 - $ .50, with exercise periods ranging from 3-5 years.. In addition directors, the former president and the current president were issued 1,819,276 options and warrants to purchase shares at $ .35 per share, exercisable for periods ranging from 3-5 years. A total of 300,000 options were also issued to two individuals as an incentive to join the Company's board of directors. These options are exercisable at $ .40 per share and expire five years from the date of issuance.

          The Company issued 135,000 options and warrants to various consultants in lieu of cash payment for services rendered during the year ended May 31, 1998. All options and warrants are for five years from the date of issuance, exercise price ranges from $ .25 to $ .50 per share of common stock. The company has recorded $34,155 as consulting expenses related to the issuance of these options and warrants.

          The Company issued 1,405,000 warrants and options related to the issuance of debt during the year ended May 31, 1998.

     (G) During fiscal year end 1998, the Company issued 169,084 shares of its common stock as compensation to its former president. Such shares were valued at a price range of $ .32 to $ .35 per share.

          The Company issued 432,357 of its common stock to its current president as compensation for services rendered. Such shares were valued at a price range of $ .20 to $ .35 per share.

          The Company issued 25,000 shares of its common stock for consulting services during the year ended May 31, 1998. Such shares were valued at a price of $ .40 per share.

          The Company for the year ended May 31, 1998, issued 988,914 shares of its common stock for full payment of notes payable of $315,000 and accrued interest.

          During the year ended May 31, 1998, the Company sold 720,750 shares of its common stock to various shareholders, at market prices ranging from $ .24 to $ .40 per share to raise working capital.

     (H) On April 1, 1998, the Company's board of directors approved a resolution to adopt a Non-Qualified Stock Option Plan which shall be subject to shareholder approval to become effective. The Plan consists of stock options to purchase 1,200,000 shares of $ .001 par value common stock for a period of five years from issuance, each option having an exercise price equal to the average closing bid price for common stock prior to date of issuance. The allocation of stock options under the Plan shall be senior management personnel based on total gross revenues generated by the Company's wholly-owned subsidiary, Novacrete Technology (Canada) Inc.

          During the period commencing March 1, 1998 and ending February 28, 1999. In the event any stock options under the Plan shall be undistributed in this period, they will remain unallocated and distributed by the Company pursuant to performance terms set by the board of directors for the period commencing on March 1, 1998 and ending on February 28, 2000. In the event any stock options under the plan shall be undistributed on February 28, 2000, they will remain unallocated and distributed by the Company pursuant to performance terms set forth by the board of directors for the period commencing on March 1, 2000 and ending on February 28, 2001.

4.   COMMITMENTS

     The Company's prior executive office lease was terminated in August 1997. That lease required payments of approximately $2,100 per month. The Company has entered into a new lease for office space commencing June 1, 1997. This lease requires monthly rent payments of approximately $3,400.

     The Company leases telecommunication, reproduction and computer equipment and office furnishings under long-term operating lease agreements. These lease agreements require cumulative monthly payments of approximately $1,656 per month for the terms of the respective leases expiring between October 1998 and January 2001.

     Total rent expense was approximately $61,000 for the year ended May 31, 1998. Future minimum noncancellable lease payments are as follows:

                         Year ending        US$
                           May 31,         Amount
                         -----------     --------
                            1999         $ 56,893
                            2000           57,137
                            2001           48,530
                            2002           40,115
                                         --------
                          TOTALS         $202,675
                                         ========

     In addition, all contracts, joint ventures and licensing agreements have either expired or have been terminated by the Company's new management.

5.   INVENTORY

     Inventories at May 31, 1998 and 1997 consists of the following:

                                                   1998                1997
                                                 --------            --------
     Raw Material                                $ 76,276            $143,313
     Work in Progress                                 440                --
     Finished Goods                                45,418                --
                                                 --------            --------
                                                 $122,134            $143,313
                                                 ========            ========

6.   PROPERTY, PLANT, AND EQUIPMENT

     Property, plant and equipment at May 31, 1998 and 1997 consists of the following:


                                                     1998              1997
                                                  ---------         ---------
     Plant and Office equipment                   $ 103,247         $   1,869
     Leasehold Improvements                          17,330               634
                                                  ---------         ---------
                                                    120,577             2,503
     Less: accumulated depreciation
              and amortization                      (13,979)             (345)
                                                  ---------         ---------
                                                  $ 106,598         $   2,158
                                                  =========         =========

7.   CONTINGENCIES

     (A) The SEC has investigated certain activities of the Company and those of the previous management. Current management strongly believes that this investigation will have no adverse effect on the current position of the Company.

     (B) As consideration for the acquisition of its formulation costs the Company issued 500,000 shares of its $0.001 par value common stock and paid $100,000 to a former employee of the Company and entities related to him. The Company previously commenced an action to recover such amounts, based on lack of consideration. This matter was settled in July 1998, with the return and cancellation of 130,000 shares to the Company.

8.   ADVANCES FROM SHAREHOLDERS

     As of May 31, 1998 the Company was advanced $37,000 from existing shareholders, to purchase additional shares of its common stock to raise working capital. Subsequent to

     May 31, 1998 shares were issued for these advances.

9.   NOTES PAYABLE

     As of May 31, 1998, Notes Payable - consisted of the following:

                                    Number
                        Face          of          Exercise      Warrant     Unamortized
    Issuance Date      Amount      Warrants        Price         Value        Discount
------------------   ----------   ----------   -------------   ----------   -----------
          2/9/98     $  500,000    1,000,000   $      .30      $   94,814    $   63,208
          2/9/98         25,000       50,000          .30           4,741         3,161
          2/9/98         25,000       50,000          .30           4,741         3,161
                     ----------   -----------                  ----------    ----------
                     $  550,000    1,100,000                   $  104,296    $   69,530
                     ==========   ===========                  ==========    ==========
Less: Unamortized
          Discount       69,530
                     ----------
                     $  480,470
                     ==========

     During 1998 the Company raised $ 550,000 by the issuance of debt with warrants attached. The proceeds were allocated between the debt and warrants based on their estimated fair values. A total of 1,100,000 warrants were issued in February 1998 related to these debentures, these warrants expire after three years from the date of issuance and are exercisable at $ .30 per share of common stock. The debentures bear interest at 10% per annum and mature on October 31, 1998. If the Company should default on these notes, the sole recourse of the debt holder shall be the conversion of all outstanding principal and accrued interest to shares of the Company's common stock. Conversion would be based on the lower of $ .20 per share of common stock or at a 20% discount to the average closing bid price for the common stock for the five days prior to the maturity date of the debenture. At May 31, 1997, the Company was obligated to certain shareholders for bridge loans in the amount of $ 315,000. These loans were advanced to the Company as needed to satisfy working capital requirements and bore interest at 10% per annum. In June 1997 the Company issued 305,000 warrants to purchase common stock at $ .35 per share. These warrants expire five years from the date of issuance. In July 1997, these bridge loans were converted to 988,824 shares of common stock in satisfaction of all outstanding principal and accrued interest of $ 11,440. The value attributable to the warrants was $49,770, which was written off as an expense upon conversion.

     In May 1998 the Company issued notes payable for a total of $40,000. The notes bear interest at 10% per annum. The principal of the note and all outstanding interest are due 90 days from the date of issuance. Interest on the notes are payable with the Company's common stock at the rate of $ .40 per share. Furthermore if the notes are not fully satisfied at the maturity date, the Company is obligated to issue 1/2 of a warrant to purchase 1 share of its common stock for each dollar of the outstanding principal amount.

10.  STOCK OPTIONS

     The following table summarizes the activity with regard to options and warrants for the year ended May 31, 1998.


                                   Option /      Options /
                                    Warrant    Warrants Issued    Outstanding at
 Date Granted           Shares       Price       Related To         May 31,1998
 ------------           ------       -----       ----------         -----------
June 1997                3,000                  Employee Stock          3,000
                                                Options
June 1997            1,819,276        .50       Employee Stock      1,819,276
                                                Options
June 1997              305,000        .35       Debt                  305,000
July 1998               50,000        .50       Services               50,000
September 1997          10,000        .50       Employee Stock         10,000
                                                Options
September 1997          40,000        .25       Services               40,000
October 1997           200,000        .40       Employee Stock        200,000
                                                Options
January 1998           100,000        .40       Employee Stock        100,000
                                                Options
February 1998        1,100,000        .30       Debt                1,100,000
February 1998           25,000        .30       Employee Stock         25,000
                                                Options
February 1998           20,000        .25       Services               20,000
April 1998              32,500        .35       Employee Stock         32,500
                                                Options
April 1998              25,000        .31       Services               25,000
May 1998                32,500        .35       Employee Stock         32,500
                                                Options
                     ---------                                      ---------
                     3,762,276                                      3,762,276
                     =========                                      =========

     During fiscal year ended May 31, 1997 the company granted 768,000 options to certain individuals and entities. Included in this amount are 126,531 options issued as consideration for services received by the Company. Immediately after the issuance all 768,000 of these options were exercised and the shares obtained were sold in the open market.

     The remaining parties receiving options granted during fiscal 1997 exercised those options, according to management, for negligible amounts. The Company is seeking to cancel all shares issued to parties through the exercise of options obtained for little or no consideration. Because of the events surrounding the issuance of shares by the exercise of options the Company has not recorded any expense related to their issuance except as previously discussed.

11.  STOCK-BASED COMPENSATION

     In fiscal 1997, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". For disclosure purposes, the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during fiscal year ended May 31, 1998 and 1997 respectively: annual dividends of $0; expected volatility of 50%; risk free interest rate of 7%; and expected life of five years during fiscal 1998 and one month during fiscal 1997. The weighted average fair values of stock options granted during the years ended May 31, 1998 and 1997 was $.20 and $.08 respectively.

     If the Company had recognized compensation costs in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $ 1,562,387 and $.14 for the year ended May 31, 1998 and $2,320,553 and $.24 for the year ended May 31, 1997.

12.  SUBSEQUENT EVENTS:

     (A) In July 1998, the Company entered into an agreement to acquire an Ontario, Canada sited company in the business of producing specialized fibers used in the manufacture of cementitious products. The purchase price is approximately $889,000 (Canadian dollars).

     (B) On September 4, 1998 the Company issued $800,000 (US$) of debt with warrants attached. The debentures were issued in order to facilitate the acquisition of the previously mentioned company and to provide additional working capital. The debentures bears interest at 9% per annum and matures on September 4, 2000. A total of 1,500,000 warrants were issued with this debt, these warrants expire on September 4, 2000 and are exercisable at $ .45 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The company has engaged the certified public accounting firm of Feldman Serb. & Erhlich as its outside auditors to audit the company's annual financial statements for the fiscal year ending May 31, 1997 and has had no disagreements with them.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The  following  provides  certain  information   concerning  the  directors  and
executive officers of the Company and its subsidiaries as of May 31, 1998.

                        Stratford Acquisition Corporation

Name                               Aqe                  Position
----                               ---                  --------

William K. Lavin                   53               Chairman, Secretary

Daniel W. Dowe                     36               Director, President
                                                    and Chief Executive Officer

D. Friedenberg                     45               Director, Treasurer

Edward J. Malloy                   62               Director


Note: the company's former chairman and president, A.Roy MacMillan, retired on November 17, 1998.

* All company directors currently serve for one year periods and will be nominated at the next annual meeting of shareholders to serve as directors for in the case of Messrs. Friedenberg and Dowe, three years, Mr. Lavin, two years and Mr. Malloy one year.

William K. Lavin. Mr. Lavin became a director in October, 1997 and currently operates his own consulting business that he formed in 1994. Prior to forming his firm, he was Chief Executive Officer of Woolworth Corporation (NYSE:Z) from 1993-1994 and immediately prior to that position he served as Woolworth's Chief Administrative and Financial Officer. Mr. Lavin serves on the board of directors of the Allegheny corporation (NYSE:Y) and Chicago Title Corporation (NYSE:CTZ) and is also a trustee of St. John's University.

Daniel W. Dowe. Mr. Dowe became a director in March, 1997 and he became Acting President on November 17, 1997 and President and Chief Executive Officer on April 1, 1998. Mr. Dowe has agree to serve in this capacity for a three year period pursuant to a written employment agreement and will have an option to serve for additional three year period. He is the founder of Dowe & Dowe, a New York City-based law firm that provide some legal services to the company. Since November 17, 1997, Mr. Dowe has provided legal services to the company without charges as part of his employment responsibilities with the company. From 1993 to present, Mr. Dowe has been practicing corporate and securities law. From 1990 to 1993, upon graduating from Fordham University School of Law, Mr. Dowe was an associate Donohue & Donohue a New York City- based law firm concentrating on international trade matters. Prior to practicing law he was employed as an accountant and internal auditor for Alliance Capital Management company, Salomon Brothers (Salomon Smith Barney) and J.P. Morgan bank.

Douglas S. Friedenberg. Mr. Friedenberg has been a director since November, 1996. He has been the President of Firebird Capital Management, a financial advisory firm, since March, 1993 and currently manages two private investment funds for Firebird. He also writes a regular column for HFR Journal, a quarterly publication for the investment industry. In 1991, he co-founded and became
President of Unicorn Capital Management, an investment management firm. From 1983 to 1991, he managed private investment portfolios for Morgan Stanley, Inc. large New York City-based investment banking firm. Mr. Friedenberg currently serves as a Director of Datametrics Corporation.

Edward J. Malloy. Mr. Malloy became a director in January, 1998. He is currently President of the Building and Construction Council of Greater New York. Mr. Malloy represents the interests of over 200,000 laborers involved in the building trades in the Greater New York City area. He is responsible for developing building projects in both the public and private sectors to ensure for an adequate level of work for his union members. Mr. Malloy brings to the company an extensive level of contacts and industry experience.

                       Novacrete Technology (Canada) Inc.

Name                                 Aqe                    Position
----                                 ---                    --------

Daniel W. Dowe                       36            Chairman, President,

Richard Dryburgh                     48            Director, Sales Manager

Gary Lacey                           50            Director, Operations Manager

John Bellocchio                      55            U.S. Regional Sales Manager

Rajinder Bhagrath                    55            Research and Development
                                                   Manager

* All Novacrete Canada directors serve for one periods and at the election of the company's board of directors.

Daniel W. Dowe.  (See above profile)

Richard Dryburgh. Mr. Dryburgh joined the company in February, 1998 as sales and marketing manager for all of North America. Mr. Dryburgh is a Certified Civil Engineering Technologist with more than 20 years' experience in marketing and product development. Prior to joining Novacrete, from 1996 to 1998, Mr. Dryburgh was Sales and Marketing Manager for ProMesh, Inc. of Kitchener, Ontario, where he directed technical development, marketing and media advertising, and international sales. ProMesh is a manufacturer and marketer of polypropylene fibres. Prior to joining ProMesh he was the Sales and Marketing Manager for National Slag (Lafarge) Ltd. From 1995 to 1996. From 1992-1995, Mr. Dryburgh managed the construction division of several companies; coordinated and taught in a program for construction trade students; and established and grew his own contracting consulting firm, R.J. Dryburgh & Associates. Mr. Dryburgh holds a degree in Construction Engineering Technology from Conestoga College of Applied Arts & Technology, Waterloo, Ontario. He also completed professional courses at Xerox International's (Salesmanship and Sales Management) and Humber College (Successful Management).

Gary Lacey. Mr. Lacey joined the company in March, 1998 and oversees operations, including quality control, quality assurance, and new product development. He will also assist with sales, drawing on his extensive experience in the building products industry. Mr. Lacey's experience includes marketing, sales and technical service of concrete repair products, industrial flooring systems, protective coatings, and expansion joint systems. Prior to joining the company, Mr. Lacey was employed from 1995 by EPoxy Industries, Ltd. of Concord, Ontario, where he was Sales Manager of the Canadian division of a U.S. manufacturing company. His responsibilities included defining and developing the Canadian market of a complete product line, and developing a Canadian distribution network. From 1990 to 1995 he was the Technical Sales Representative with Harris Specialty Chemicals and from 1986-1990 he was a Technical Sales Representative for Fosroc Construction Chemicals.

Mr. Lacey holds a Diploma in General Chemistry from the Granton Institute of Technology, Toronto, and a Certificate in Business Administration, Sales and Marketing major, from Sheridan College, Oakville, Ontario. He has also completed technical courses in coatings technology, caulks and sealants, sales and marketing.

John Bellocchio. Mr. Bellocchio will manage Novacrete's Northeastern United States sales program. Prior to Novacrete, Mr. Bellocchio was Director of Marketing and Sales at Anti-Hydro International, a manufacturer of liquid admixtures and marketer of the ProMesh line of polypropylene fibres. Before that, he was Eastern District manager for W.R. Grace Construction Projects division, where he helped pioneer the sales and marketing efforts of a new waterproofing product called Bituthane. This single product grew to over $15 million per year in sales. Prior to joining W.R.Grace he was employed in a privately owned contracting business.

Mr. Bellocchio completed a two-year Certificate in Construction Management at Fairleigh Dickinson University.

Dianne Hartwick. As General Manager, Ms. Hartwick oversees the daily administrative functions of the Company's Canadian subsidiary, Novacrete Technology, Inc., where she also serves as a director. In addition to her primary duties, Ms. Hartwick will serve as the Company's administrative liaison with vendors and distributors of the Company's products. In this capacity, Ms. Hartwick will assist the efforts of the Company's marketing and operations staff to ensure the timely delivery of raw materials and supplies, and that all deliveries of finished products are met with total customer satisfaction.

Ms. Hartwick has been trained by the Industrial Accident Prevention Association in loss control leadership and has been trained in Workplace Hazardous Materials Information System (WHMIS) classification and legislation.

Employed on August 24, 1998

Rajinder S. Bhagrath. Mr. Bhagrath oversees the company's research and development. For a six month period before joining the company, Mr. Bhagrath was employed as a research chemist by one of the construction product industry's leaders, Mapei, Inc. From 1971 to 1998, he was employed by Sternson Construction Products in various capacities that lead to his becoming group leader for all product development and research and development.

Item 11.    Executive Compensation

                           SUMMARY COMPENSATION TABLE

                                               Long-Term Compensation
                                               ----------------------
               Annual compensation          Awards               Payouts
               -------------------          ------               -------
                                                     Securi-
                                                      ties
Name                            Other                Underly-              All
and                             Annual   Restrict-     ing               Other
Princi-                         Compen-  ed Stock    Options/   LTIP   Compen-
pal          Salary    Bonus    sation   Awards       SARs     Payouts  sation
Position/Year ($)      ($)        ($)      (#)         ($)       ($)       ($)
--------------------------------------------------------------------------------
Daniel W.
Dowe
President
(1)(2)(5)    $180,000                   367,500

Douglas
Friedenberg,
Treasurer
(1)(2)(6)                               $38,500

William K.
Lavin,
Chairman,
Secretary
(1)(6)

Edward J.
Malloy,
Director
(1)(6)

Richard
Dryburgh,
(4)

Gary
Lacey,
(4)

John
Bellocchio,
(4)

(1) Except for Mr. Dowe, the three remaining directors receive $2,500 per quarter for services rendered as directors of the company, which is paid in restricted common stock based on the average bid and closing prices of the company's common stock on the last trading day for the months ending March, June, September and December. In addition each non-employee director shall receive an additional $10,000 per annum, payable in equally quarterly installments if such director is a member of a committee of the board of directors that actually meets during the quarterly period.

     For assisting the company with corporate finance advice and capital raising services Mr. Friedenberg has received a total of $38,500 of which $13,500 was paid in common stock at then the existing market price of $.35 per share. In addition, upon the request of the company's President and with full disclosure to the entire board of directors, certain directors may receive additional compensation for services rendered to the company for specifically defined and approved projects that are beyond their duties as directors of the company. As of May 31, 1998, Mr. Lavin has provided the company with approximately 20 hours of service relating to the strategy and due diligence associated with potential corporate acquisitions. In this capacity he charges the company a rate of $200 per hour.

(2) On June 25, 1997, the Company issued an aggregate of 1,727,772 stock options to its then directors, Messrs. MacMillan, Friedenberg and Dowe as an incentive for future performance. Of these options, Messrs. MacMillan, Friedenberg and Dowe each received 575,924 options. The stock options are exercisable when issued at then current market price of $.35 per share and will expire on June 25, 2002.

(3) In lieu of cash, Mr. MacMillan has agreed to accept 189,160 shares of common stock for the period June 1, 1997 to November 17, 1997, as payment for his salary compensation which was based on $150,000 per annum. In addition, Mr. MacMillan is claiming to be owed another $60,000 in unpaid salary which the company disputes.

(4)  Total  compensation  paid to  each  of  these  individuals  did not  exceed
     $100,000.

(5) On April 1, 1998, Mr. Dowe agreed to serve as President and Chief Executive Officer for a three year terms and for an additional three years at his option. His base compensation for the period April 1, 1998 through March 31, 1999 is $180,000 and shall be subject to annual review by the Compensation Committee of the Board of Directors but not less than $180,000 per annum. In addition for agreeing to wind down his equity interest and involvement in his law firm, Dowe & Dowe, Mr. Dowe was granted 270,000 shares of common stock which when granted had a public market value of $.30 per share, although the share issued were restricted from transfer pursuant to Rule 144. In addition Mr. Dowe shall be entitled to a cash bonus equal to seven and one-half percent consolidated revenue not to exceed his base salary and shall be allowed to participate in the company's stock option plan if such plan is approved by the company's shareholders. From November 17, 1997 to March 31, 1998 Mr. Dowe was paid the sum of $15,000 and 30,000 shares of restricted common stock per month to serve as Acting President. All common stock issued to Mr. Dowe can be registered pursuant to Form S-8, although at the time of this filing he has not asked the company to register any of his shares for resale.

(6) Pursuant to a resolution of the board of directors all non-employee directors and employees that are not part of a defined cash bonus plan shall be paid a cash bonus equal to $.50 per gas of a Novacrete Repair Product sold at a price equal or greater to $11.00 per 55 lb. bag. In addition cash bonuses will be paid at ten percent of the gross selling price for Novacrete Admixture sold in excess of $2.00 per pound.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table shows the amount of common stock owned as of May 31, 1998, by each director and officer and affiliates and by all directors and officers as a group. Each individual has beneficial ownership of the shares which are subject to an unexercised stock options and stock warrants held by him, and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned:

                             Amount and Nature
Name and Address               of Beneficial                   Percent of
of Beneficial owner              ownership                     Class (1)
-------------------              ---------                     ---------

Douglas Friedenberg,              3,353,376                     21.4%
Director, Treasurer
1775 Broadway, Suite 1410
New York, New York 10019

Daniel W. Dowe
Director, President
Chief Executive Officer

67 Wall Street, Suite 2411
New York, New York 10005          1,008,281                     6.4%

QuilCap Corporation
375 Park Avenue
New York, New York 10022          1,200,000                     7.6%

William K. Lavin
Chairman
67 Wall Street
Suite 2411
New York, New York 10005                                          *

Edward J. Malloy
Director
71 West 23rd Street
New York, New York March                                          *

Richard Dryburgh
2525 Tedlo Street
Unit B
Mississauga, Ontario L5A 4A8                                      *

Gary Lacey
2525 Tedlo Street
Unit B
Mississauga, Ontario L5A 4A8                                      *

John Bellocchio
67 Wall Street
Suite 2411
New York, New York 10005                                          *

All Directors and
officers as a group               4,759,157                    30.32%

* Percentage of shared beneficially owned by each of these directors and management employees does not exceed one percent of the class so owned, on a fully diluted basis. As of May 31, 1998,the company had 11,965,646 shares outstanding on a primary basis and 15,695,422 on a fully-diluted basis.

(1) The class includes stock options and stock warrants granted to the holders prior to May 31, 1998 and which are deemed by the company to be acquirable by the beneficial owner within 60 days of this filing by exercise of the option or warrant. The company has elected not to include in this Table subsequent common stock or common stock equivalent acquisitions by the directors after May 31, 1998, to enable the financial statements and the disclosures contained in this report to be comparable.

a.     Section 16(a) Beneficial Ownership Reporting Compliance

                                             Form Not         Form
Beneficial Owner    Status                    Filed        Filed late
--------------------------------------------------------------------------------
A. Roy MacMillan    Former Director/Officer  Form 5           (1)

Edward Malloy       Director/Officer         Form 3           (2)


(1) A.Roy MacMillan retired on November 17, 1997 and the company has no record of a Form 5 being filed for the year end.

(2) Mr. Malloy became a director on January 15, 1998 and did not file his Form 3 until March 12, 1998 which was attributable to a delay in his being granted a stock option certificate and agreement representing his ownership of 100,000 stock options.

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

Mr. Friedenberg became a director and officer in November, 1996. On September 5, 1997, Mr. Friedenberg filed Form 3, Form 4 and Form 5 (for the period ending May 31, 1997) as beneficial owner of common stock, common stock options and common stock warrants. Form 3 covered 585,000 common shares acquired by the Friedenberg Entities prior to Mr. Friedenberg becoming a director of the Company. Form 5 recorded one additional transaction not previously disclosed whereby Mr. Friedenberg and the Friedenberg Entities acquired an additional 450,000 shares of common stock. Form 4, which was due on July 15, 1997, disclosed the acquisition by the Friedenberg Entities of 907,150 shares of common stock and 304,000 warrants to purchase common stock and Mr. Friedenberg's acquisition of a stock option to purchase 575,924 shares of common stock.

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

Item 13.  Certain Relationships and Related Transactions

Mr. Friedenberg is a principal shareholder of the Company in addition to being a director and officer. From June 1, 1997 until November 17, 1998, his investment company sub-leased office space to the company at the rate of $1,000 per month. In addition, three private investment funds that are controlled by Mr. Friedenberg have loaned funds to the company and have purchase equity securities to provide working capital to the company. The company has established a policy whereby when common stock is sold to any funds controlled by Mr. Friedenberg, or any other affiliate, the price of the common stock is the average between the closing bid and asking prices for the common stock on the day prior to the purchase, even though the common stock issued is subject to restricted legends. The company believes that this policy is fair being that the common stock issuable to Mr. Friedenberg's funds is not registered and thereby restricted from transfer, and actually has a value that is discounted to the market price of common stock that can be freely-traded.

For providing corporate finance advisory services and assisting with raising capital from entities other than the funds he controls, Mr. Friedenberg has received fees for his services totaling $38,500.

In addition to serving as a director of the company, Mr. Dowe's law firm, Dowe

& Dowe, provided legal services to the company from June 1, 1997 to November 17, 1998. From November 17, 1997 Mr. Dowe has been performing legal work for the company as part of his responsibilities as President. Prior to becoming Acting President in November 17, 1997, Mr. Dowe's law firm charged the company $200 per hour for legal services for corporate and securities matters. From November 17, 1997 to May 31, 1998, no legal fees have been paid to Dowe & Dowe. From June 1, 1997 to November 16, 1997 the company paid Dowe & Dowe approximately $15,000 for services rendered and an additional $22,700 was paid in 64,857 shares of common stock.

Mr. Lavin has provided the company with professional services relating to potential corporate acquisitions. In this capacity he is paid on an hourly basis for services rendered at the hourly rate of $200. In the period ending May 31, 1998 the company did not pay any funds to Mr. Lavin but anticipates paying him $4,000 in the first quarter of 1999.


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

Index to Financial statements and Supplementary                     F-1
Financial Data

Report of Independent Certified Public Accountants                  F-2

Financial Statements:

Balance Sheet, May 31, 1998 and 1997                                F-3

Statement of Operations, Years Ended May 31,                        F-4
1998, 1997 and 1996

Statement of Changes in stockholders' Equity,                       F-5
Years Ended December 31, 1998, 1997, 1996
and 1995

Statement of Cash Flows, Years Ended May 31,                        F-6
1998, 1997 and 1996

Notes to Financial Statements                                       F-7

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(B) Exhibits to be incorporated herein by reference:

Exhibit                                              Incorporated Document

3(i)     -     Articles of Incorporation             Form 10-K/A for the
                                                     period ending May 31,
                                                     1996

3(ii)    -     By-Laws                               Form 10-K/A for the
                                                     period ending May 31, 1996

99       -     Battista Agreement                    Form 10-K/A for the
                                                     period ending May 31,
                                                     1997.

99       -     Supercrete N/A Limited                Form 10-K for the period
               Agreement dated December              ending May 31, 1997
               20, 1996

(B) Exhibits filed herein:

Exhibit

4        -     10% $550,000 Convertible
               Debenture and Stock Warrant
               Agreement

21       -     Subsidiaries of the Company

99       -     Employment Agreement for
               Daniel W. Dowe dated
               April 1, 1998

(C) Reports on Form 8-K

Part IV, Item 14                                      Form 8-K filed on
                                                      August 27, 1997

Part IV, Item 14                                      Form 8-K filed on
                                                      November 3, 1997

Part IV, Item 14                                      Form 8-K filed on
                                                      November 17, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Stratford Acquisition Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

STRATFORD ACQUISITION CORPORATION


By:    /s/ Daniel W. Dowe
       ----------------------------
         Daniel W. Dowe, President


By:    /s/ Douglas Friedenberg
       --------------------------------
         Douglas Friedenberg, Treasurer


Dated: September 15, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:


                                                              Dated
                                                              -----

/s/ Daniel W. Dowe         Director                     September 15, 1998
------------------
Daniel W. Dowe


/s/ William K. Lavin       Director                     September 15, 1998
--------------------
William K. Lavin


/s/ Douglas Friedenberg    Director                     September 15, 1998
-----------------------
Douglas Friedenberg


/s/ Edward J. Malloy       Director                     September 15, 1998
--------------------
Edward J. Malloy