Form 10-Q
period 1998-08-31
STRATFORD ACQUISITION CORP
filed 1998-10-21
CIK 945634

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
     _______________.



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

The Company had 12,243,145 shares of its $.001 par value common stock issued and outstanding on August 28, 1998. On a fully diluted basis, assuming all outstanding stock options and warrants to purchase common are in the money and will be exercised, the Company would have 16,037,921 shares of common stock issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q                                      Incorporated Document
---------------------                                      ---------------------

None

                        STRATFORD ACQUISITION CORPORATION

                                      Index

                                                                      Page No.
                                                                      --------

Part I    Financial Information

Item 1.   Financial Statements (Unaudited)

          Balance Sheet - dated
          August 31, 1998 and May 31, 1998...............................F-1

          Statement of Operations - for the
          three months ended August 31, 1998 and
          August 31, 1997................................................F-2

          Statement of Cash Flows - for the three
          months ended August 31, 1998 and
          August 31, 1997................................................F-3

          Notes to Financial Statements..................................F-5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................1

Part II   Other Information

Item 1.   Legal Proceedings................................................3

Item 2.   Changes in Securities............................................4

Item 3.   Defaults Upon Senior Securities..................................6

Item 4.   Submission of Matters to a Vote of Security Holders..............6

Item 5.   Other Information................................................6

Item 6.   Exhibits and Reports on Form 8-K.................................7

                                     PART I

Item 1.   Financial Statements                                          Page
                                                                        ----

          Balance Sheet - dated
          August 31, 1998 and May 31, 1998...............................F-1

          Statement of Operations - for the
          three months ended August 31, 1998 and
          August 31, 1997................................................F-2

          Statement of Cash Flows - for the three
          months ended August 31, 1998 and
          August 31, 1997................................................F-3

          Notes to Financial Statements..................................F-5

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS

                                                      August 31,        May 31,
                                                        1998             1998
                                                     ----------      -----------
CURRENT ASSETS:
     Cash and cash equivalents                       $       --       $  49,108
     Accounts receivable                                 10,027           9,250
     Other receivables                                    4,877          17,367
     Inventory                                          144,776         122,134
     Prepaid assets                                      18,050           2,801
                                                     ----------      ----------
         Total Current Assets                           177,730         200,660
PROPERTY, PLANT, AND EQUIPMENT, net of
     accumulated depreciation and amortization           96,019         106,598

OTHER ASSETS                                             12,808          11,282
                                                     ----------      ----------
                                                     $  286,557       $ 318,540
                                                     ==========      ==========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Cash deficit                                    $    9,555       $      --
     Accounts payable and accrued expenses              237,028         162,115
     Advances from shareholder                               --          37,000
     Notes payable                                      632,111         520,470
                                                     ----------      ----------
         Total Current Liabilities                      878,694         719,585

SHAREHOLDERS' EQUITY:
     Common stock -  $0.001 par value
         50,000,000 shares authorized
         12,243,145 and 11,965,646 shares
         issued and outstanding, respectively            12,243          11,966
     Additional paid-in capital                       3,654,296       3,519,673
     Deficit accumulated during the
         development stage                           (4,258,676)     (3,932,684)
                                                     ----------      ----------
         Shareholders' Equity (Deficit)                (592,137)       (401,045)
                                                     ----------      ----------
                                                     $  286,557      $  318,540
                                                     ==========      ==========


                       See notes to financial statements.

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                          Three Months Ended
                                                              August 31,
                                                      ---------------------------
                                                          1998           1997
                                                      -----------     -----------
REVENUE
     Sale of cementitious products                     $    9,677      $       --
     Technology license fees                                   --              --
                                                      -----------     -----------
                                                            9,677              --
OPERATING EXPENSES
     Cost of goods sold                                     4,155              --
     General and administrative costs                     258,744         220,871
     Non-Cash imputed stock compensation                   18,750              --
                                                      -----------     -----------
TOTAL OPERATING EXPENSES                                  281,649         220,871
                                                      -----------     -----------
LOSS FROM OPERATIONS                                     (271,972)       (220,871)
                                                      -----------     -----------
OTHER INCOME (EXPENSES)
     Interest income                                           --              34
     Interest expense                                     (15,264)             --
     Amortization of debt discount                        (26,074)             --
     Foreign exchange gain (loss)                         (12,682)          1,007
                                                      -----------     -----------
                                                          (54,020)          1,041
                                                      -----------     -----------
NET LOSS                                               $ (325,992)     $ (219,830)
                                                      ===========     ===========
Basic loss per weighted-average share of
     common stock outstanding                          $    (0.03)     $    (0.02)
                                                      ===========     ===========
Weighted-average share of common stock outstanding     12,150,849      10,655,092
                                                      ===========     ===========


                       See notes to financial statements.

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                          Three Months Ended
                                                                               August 31,
                                                                       ------------------------
                                                                           1998         1997
                                                                       -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $(325,992)    $(219,831)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization                                      5,593          438
         Common stock issued as compensation                               36,900       47,700
         Amortization of debt discount                                     26,641           --

CHANGES IN OPERATING ASSETS AND LIABILITIES:
         (Increase) decrease in accounts receivables                         (777)          --
         (Increase) decrease in other receivables                          12,490       29,067
         (Increase) decrease in inventory                                 (22,642)        (486)
         (Increase) decrease in prepaid assets                            (15,249)          --
         (Increase) decrease in other assets                               (1,526)      (2,430)
         Increase (decrease) in accounts payable and accrued expenses      74,913       48,383
                                                                         --------     --------
NET CASH USED IN OPERATING ACTIVITIES                                    (209,649)     (97,159)
                                                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment                              4,986       (1,013)
         Proceeds from sale of marketable securities                           --       13,831
                                                                         --------     --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                   4,986       12,818
                                                                         --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash deficit                                                       9,555           --
         Decrease in advance from shareholder                             (37,000)          --
         Proceeds from issuance of debentures                              85,000           --
         Proceeds from sale of common stock                                98,000      117,500
                                                                         --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 155,555      117,500
                                                                         --------     --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (49,108)      33,159

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           49,108       10,098
                                                                         --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $     --     $ 43,257
                                                                         ========     ========


                       See notes to financial statements.

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

                                   (Unaudited)


                                                    Common Stock                Additional
                                            -----------------------------        Paid-in         Accumulated
                                              Shares            Amount           Capital           Deficit             Total
                                            -----------       -----------       -----------      ------------      ------------
BALANCE, May 31, 1998                        11,965,646       $    11,966       $ 3,519,673      $(3,932,684)      $  (401,045)

Sale of common stock                            300,000               300            97,700               --            98,000
Issuance of common  stock
   for compensation                              97,499                97            36,803               --            36,900
Redemption of common stock                     (120,000)             (120)              120               --                --
Net loss                                             --                --                --         (325,992)         (325,992)
                                            -----------       -----------       -----------      -----------       -----------
BALANCE, August 31, 1998                     12,243,145       $    12,243       $ 3,654,296      $(4,258,676)      $  (592,137)
                                            ===========       ===========       ===========      ===========       ===========



                       See notes to financial statements.

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1998
                                   (Unaudited)


Reference is made to the financial statements included in the Company's Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended May 31, 1998.

The financial statements for the periods ended August 31, 1998 are unaudited and include all adjustments which, in the opinion of management, are necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

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

The Financial Statements for the period ended August 28, 1998 included in this Form 10-Q are unaudited; however, such information reflects all adjustments (consists solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Three months ending August 31, 1998 vs. August 31, 1997.

The Company has undergone material changes during the last six months of the 1997 fiscal year and because of this the three month period ending August 31, 1998 was significantly different than the corresponding three month period in 1997. Although gross revenues from the sale of the Company's products in the current three month period were only $9,677 the Company has substantially advanced the completion of its Novacrete line of pre-packaged concrete repair products and has worked toward the closing of its first acquisition, ARM PRO, Inc., the manufacturer of the FIBERFORCE line of polypropylene fibres. (See Subsequent Events). However, the significance of the sales in this quarter derives from the customer which was a large distributor of construction products in North Carolina that had purchased a truckload quantity of pre-packaged Novacrete products.

To support the development of its Novacrete products and further research and development of the Company's proprietary Novacrete admixture product the Company hired a cement chemist that has over twenty-five years of research and development experience with cementitious products.

On August 31, 1998, the Company has $144,776 in inventory. Of this amount, $88,036 consisted of raw materials and $56,740 consisted of finished goods -- 55 lb. bags of Novacrete pre-packaged products and large containers of the Novacrete Admixture. In the period ending August 31, 1997 the Company had $143,799 in inventory which consisted of Novacrete admixture that was blended and packaged by an outside toll blender and stored at the Company's Mississauga, Ontario plant. A substantial majority of this inventory was hauled to a commercial dumping facility by the Company after the new management determined that the material was improperly blended and would not meet the Company's current quality control standards on manufactured product.

Liquidity and Financial Resources at August 31, 1998

In the three month period ending August 31, 1998, the Company's operations were funded by the sale of $98,000 of common stock and the sale of notes totalling $85,000. (See Changes in Securities and Subsequent Events)

In this period the Company had a monthly operating budget of approximately $65,000 to cover all its selling, general and administrative expenses. On an annual basis this translates into $780,000. Although the Company has in the past and during this quarter relied on sales of its securities to fund its operating expenses the Company is expecting to have its operations funded by the sales of product for the three month period ending November 30, 1998.

In the three month period ending August 31, 1998 the company had $237,028 in accounts payable versus $162,115 in the prior period. This increase was largely attributable to larger operating costs that the company is incurring to manufacture products and for professional fees attributable to the acquisition of ARM PRO Inc. and for litigation that was settled during the period.

Although the Company cannot provide any assurance that sale of its products will be substantial enough to cover its entire operating budget the Company intends to implement a sales and marketing program to increase sales of its Novacrete line of products. In addition, on September 16, 1998, the Company closed the acquisition of ARM PRO Inc. which is a privately-held manufacturer of polypropylene fibers. ARM PRO has been in business for over ten years and will provide immediate working capital to the Company. With the ARM PRO acquisition, the Company has hired ARM PRO's salesperson and its manufacturer's representative that oversee sales of ARM PRO's products in New York State. In addition, the Company has hired a salesperson to oversee its sales of polypropylene fibres in the United States. This sales person will be based out of Tennessee and was formerly the director of sales for the entire United States territory for the largest manufacturer and marketer of polypropylene fibres for the construction industry.

If the Company cannot meet its financial obligations as they come due from cash generated through sales of its products it will need to sell its debt and equity securities to fund its operations. Although the Company has historically sold securities to funds it operations, there can be assurances that it will be able to continue this course of action or that the terms of any future sales of securities will be materially adverse to the Company.

Subsequent Events

On September 4, 1998 the Company sold a 10% $800,000 debenture and a warrant to purchase 1,500,000 shares of common stock for a two year period commencing on the issuance thereof and for an exercise price of $.45 per share. Of the $800,000 proceeds, $610,000 was used to purchase all the issued and outstanding common stock of ARM PRO Inc. the manufacturer and marketer of the FIBERFORCE line of polypropylene fibres. The acquisition of ARM PRO Inc. closed on September 16, 1998.

The remaining balance of $190,000 of the debenture proceeds will be reserved for working capital.

Inflation and Changing Prices

The Company does not foresee any risks associated with inflation or price increases in the near future. In addition the raw materials that are used by the Company in the manufacturing of its products are available locally through many sources and are for the most part commodity items. The one raw material that the Company uses in all its products that cannot be classified as a pure commodity is currently in sufficient supply although the Company presently owns approximately 600,000 lbs of this product. Because the Company's operations are in Canada the devaluation of the Canadian dollar against the U.S. dollar has allowed the Company to manufacture its products less costly than if manufactured in the United States and that any funds raised from the sale of securities to fund its operations are U.S. dollar denominated and then transferred to the Canadian subsidiary at favorable exchange rates. As such, while the Company has exposure to inflation, it does not believe that inflation will not have any materially significant impact on its operations in the near future.

Part II Other Information

Item 1. Legal Proceedings

On July 17, 1998, the Company and all defendants in the lawsuit Stratford Acquisition Corporation v. Jan Sulkiewicz, et. al., Ontario Court (General Division), Index No. 97-CV-126925 entered into a global settlement and exchanged mutual releases. Part of the settlement agreement provided for the cancellation of 120,000 shares of common stock.

In August, 1997, a shareholder, Mel Greenspoon, commenced an action against the Company and its former President, Mr. A. Roy MacMillan, to enjoin the Company and Mr. MacMillan from taking any action that would restrict the sale of common stock that he allegedly owns. Mr. Greenspoon is one of the shareholders that are subject to the following lawsuit. The Company has raised several defenses to this action and believes the lawsuit is without merit. Mel Greenspoon v. Stratford Acquisition Corporation, et. al., Ontario Court (General Division), Index No. 97-CV-126814.

On August 26, 1997,  the Company  filed a lawsuit in Federal  District  Court in
Minnepin County, Minnesota against 49 separate shareholders seeking, principally, to cancel approximately 1,800,000 shares of common stock and certain stock options which it alleges were unlawfully issued. Stratford Acquisition Corporation v. 10222 Investments, et. al., United States District Court, District of Minnesota, Index No. 97-1954. In addition, the Company has asserted additional claims in this litigation against certain defendants, who were former directors and officers of the Company, for breach of their fiduciary duties of care and loyalty to the Company. From the filing of the lawsuit until August 12, 1998 the Company entered into settlement agreements whereby it was able to cancel 613,750 shares of common stock.

On August 12, 1998 the court dismissed the lawsuit for lack of jurisdiction. The Company may join the remaining defendants in the lawsuit Mel Greenspoon v. Stratford Acquisition Corporation, et. al., Ontario Court (General Division), Index No. 97-CV-126814 to avoid future challenges by the defendants on jurisdictional grounds.

A former director and officer of the Company, Barbara Robinson, filed a lawsuit Barbara Robinson v. The Canadian Bar Insurance, et.al. v. Stratford Acquisition Corporation and Arthur Smith, Ontario Court (General Division), Index No. 97-CV-129642A to seek payment for employment disability insurance that she alleges was due to her under two disability insurance policies. The defendant insurance companies have denied any wrongdoing and, in fact, have filed a third-party complaint against the Company and its former director and President, Arthur Smith, alleging that the application for insurance was improperly prepared and therefore they are not liable for the claim. The defendant and the Company believe that the claim is frivolous and that it is unlikely to result in a materially adverse judgment against the Company.

Item 2. Changes in Securities

In the three month period ended August 31, 1998, the Company issued a total of 397,499 shares of its common stock.

Of this amount 100,000 shares were issued for a purchase of common stock that was paid for in May, 1998. The stock was sold to two investment funds managed by a director, Douglas Friedenberg, for a price of $.37 per share which was the average between the closing bid and ask prices for the stock on the date previous to the day the stock was sold, even though the investor received restricted stock.

On June 18, 1998 the Company sold 100,000 shares of common stock to two investment funds managed by a director, Douglas Friedenberg, for a price of $.32 per share which was the average between the closing bid and ask prices for the stock on the date previous to the day the stock was sold, even though the investor received restricted stock.

On June 22, 1998, the Company issued 6,250 shares of common stock to its three non-employee directors, Douglas Friedenberg, William K. Lavin and Edward J. Malloy for a total of 18,750 shares as payment for services rendered as a director for the first calendar quarter. On July 1, 1998, the Company issued 8,333 shares of common stock to its three non-employee directors, Douglas Friedenberg, William K. Lavin and Edward J. Malloy for a total of 24,999 shares as payment for services rendered as a director for the second calendar quarter. Each non-employee director is paid a quarterly fee of $2,500 (USD) in restricted stock based on the average bid and closing prices of the Company's common stock on the last trading day for the months ending March, June, September and December.

On July 1, 1998 the Company issued 12,500 shares of common stock to four non-management employees of its Canadian subsidiary.

On July 6, 1998 the Company sold 100,000 shares of common stock to two investment funds managed by a director, Douglas Friedenberg, for a price of $.29 per share which was the average between the closing bid and ask prices for the stock on the date previous to the day the stock was sold, even though the investor received restricted stock.

In exchange for the annual cash equivalent of a fringe benefit that was owed to an employee who agreed to accept stock in lieu of the cash payment the Company issued 11,250 shares of common stock to this employee and has reserved the additional 30,000 shares of common stock which shall be issued in 1999 and 2000 in equal installments under the same terms. The different amounts for the stock grants in 1999 and 2000 payments, versus in 1998 is attributable to the employee having been employed by the Company for less than the full year in 1998.

In addition, on July 31, 1998 the Company canceled 120,000 shares of common stock as part of a settlement agreement that it reached with a former employee who received common stock, among other compensation, for entering into a consulting agreement with the Company which the Company alleged was subsequently breached. All claims between the defendant/shareholder and the Company have been resolved and the parties have entered into mutual releases.

On July 13, 1998, the Company issued a stock option to purchase 32,500 shares of its common stock at an exercise price of $.35 per share for a period commencing on June 13, 1998 and terminating on June 13, 2001. This stock option grant was to Mr. John Bellocchio as part of his compensation package for joining the Company in April, 1998 as U.S. Regional Sales Manager.

To meet its working capital requirements during the three month period ending August 31, 1998, the Company sold notes totalling $85,000 to investment funds controlled by a director, Douglas Friedenberg. The notes mature on ninety (90) days from issuance and have a ten percent (10%) interest of which all interest is paid in common stock based on a price of $.40 per share. If the notes are not paid at maturity the Company is obligated to issue a warrant to purchase one (1) share of common stock at the exercise price of $.40 per share for every two dollar ($2.00) increment of the outstanding principal amount of the note for a two year period. If the note is still outstanding on the sixtieth (60) day from the maturity date the holder shall be entitled to receive an additional warrant to purchase common stock under the same terms and conditions. The issuance dates for the notes are July 29, 1998, August 12, 1998, August 20, 1998 and August 27, 1998.

Item 3. Defaults Upon Senior Securities

     Not Applicable.

     Item 4. Submission of Matters to a Vote of Security Holders

     None. The Company has delayed the previously scheduled annual meeting of shareholders that was set for May, 1998 due to time constraints relating to the then impending acquisition of ARM PRO, Inc. which closed on September 16, 1998 and will have its board of Directors convene in early November to establish a new date for the meeting.

Item 5.  Other Information

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Definitive Agreement between Novacrete Technology, (Canada) Inc. and
ARM PRO, Inc.

Reports on Form 8-K

None.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Stratford Acquisition Corporation has duly caused this report to be signed on its behalf by the undersigned person who is duly authorized to sign on behalf of the Registrant and as chief accounting officer.

STRATFORD ACQUISITION CORPORATION


By: /s/ Daniel W. Dowe
    -----------------------------
    Daniel W. Dowe
    President and Chief Executive
    Officer


Date: October 20, 1998