Form 10-Q
period 1998-11-30
STRATFORD ACQUISITION CORP
filed 1999-01-19
CIK 945634

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
     __________.

                        STRATFORD ACQUISITION CORPORATION
             (Exact name of registrant as specified in its charter)

      Minnesota                      0-26112                     41-1759882
(State of Jurisdiction)            (Commission                  (IRS Employer
                                   File Number)              Identification No.)

67 Wall Street, Suite 2001, c/o Daniel W. Dowe, President
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

The Company had 15,036,607 shares of its $.001 par value common stock issued and outstanding on November 30, 1998. On a fully diluted basis, assuming all outstanding stock options and warrants to purchase common are exercised, the Company would have 20,358,883 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q                                  Incorporated Document
Part II
Item 6 - Exhibits and Reports                          Form 8-K filed on
         on Forms 8-K and 8-K/A                        October 2, 1998

                                                       Form 8-K/A filed on
                                                       November 30, 1998

                        STRATFORD ACQUISITION CORPORATION

                                      Index

                                                                        Page No.
                                                                        --------

Part I  Financial Information

Item 1. Financial Statements (Unaudited)

        Balance Sheet - dated
        November 30, 1998 and May 31, 1998.................................. F-1

        Statements of Operations - for the three months ended  November
        30, 1998 and November 30, 1997 and for the six months ended
        November 30, 1998 and November 30, 1997............................. F-2

        Statements of Cash Flows - for the six
        months ended November 30, 1998 and
        November 30, 1997................................................... F-3

        Statements of Changes in Shareholders'
        Equity.............................................................. F-4

        Notes to Financial Statements....................................... F-5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................   1

Part II Other Information

Item 1. Legal Proceedings...................................................   3

Item 2. Changes in Securities...............................................   3

Item 3. Defaults Upon Senior Securities.....................................   3

Item 4. Submission of Matters to a Vote of Security Holders.................   4

Item 5. Other Information...................................................   4

Item 6. Exhibits and Reports on Forms 8-K and 8-K/A.........................   4

                                     PART I

Item 1. Financial Statements                                                Page

        Balance Sheet - dated
        November 30, 1998 and May 31, 1998.................................. F-1

        Statements of Operations - for the three months ended  November
        30, 1998 and November 30, 1997 and for the six months ended
        November 30, 1998 and November 30, 1997............................. F-2

        Statements of Cash Flows - for the six
        months ended November 30, 1998 and
        November 30, 1997................................................... F-3

        Statements of Changes in Shareholders'
        Equity.............................................................. F-4

        Notes to Financial Statements....................................... F-5

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS

                                                     November 30,      May 31,
                                                         1998           1998
                                                     ------------   ------------
CURRENT ASSETS:
     Cash and cash equivalents                       $    66,146    $    49,108
     Accounts receivable                                  77,509          9,250
     Other receivables                                     2,245         17,367
     Inventory                                           235,288        122,134
     Prepaid assets                                       16,331          2,801
                                                     -----------    -----------

         Total Current Assets                            397,519        200,660

PROPERTY, PLANT, AND EQUIPMENT, net of
     accumulated depreciation and amortization            91,296        106,598

GOODWILL, net of accumulated amortization                290,229             --

OTHER ASSETS                                              13,122         11,282
                                                     -----------    -----------

                                                     $   792,166    $   318,540
                                                     ===========    ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses           $   200,652    $   162,115
     Advances from shareholder                                --         37,000
     Notes payable                                       925,000        520,470
                                                     -----------    -----------

         Total Current Liabilities                     1,125,652        719,585

SHAREHOLDERS' DEFICIT:
     Common stock -  $0.001 par value
         50,000,000 shares authorized
         14,996,607 and 11,965,646 shares
         issued and outstanding, respectively             14,996         11,966
     Additional paid-in capital                        4,224,218      3,519,673
     Deficit accumulated during the
         development stage                            (4,572,700)    (3,932,684)
                                                     -----------    -----------

         Shareholders' Deficit                          (333,486)      (401,045)
                                                     -----------    -----------

                                                     $   792,166    $   318,540
                                                     ===========    ===========



                       See notes to financial statements.
                                       F-1

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                            Three Months Ended            Six Months Ended
                                                               November 30,                  November 30,
                                                     ----------------------------    ---------------------------
                                                         1998           1997             1998            1997
                                                     ------------   -------------    ------------    -----------
REVENUE
     Sale of cementitious products                   $    118,599    $         --    $    128,276    $         --
     Technology license fees                                   --              --              --              --
                                                     ------------    ------------    ------------    ------------
                                                          118,599              --         128,276              --

OPERATING EXPENSES
     Cost of goods sold                                    26,418              --          30,573              --
     General and administrative costs                     302,844         147,963         561,588         368,835
     Non-Cash imputed stock compensation                    7,500              --          26,250              --
                                                     ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                                  336,762         147,963         618,411         368,835
                                                     ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                     (218,163)       (147,963)       (490,135)       (368,835)
                                                     ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES)
     Interest income                                          330               6             330              39
     Interest expense                                     (29,913)             --         (45,177)             --
     Amortization of debt discount                        (43,455)             --         (69,529)             --
     Foreign exchange gain (loss)                         (22,823)          7,679         (35,505)          8,686
                                                     ------------    ------------    ------------    ------------
                                                          (95,861)          7,685        (149,881)          8,725
                                                     ------------    ------------    ------------    ------------

NET LOSS                                             $   (314,024)   $   (140,278)   $   (640,016)   $   (360,110)
                                                     ============    ============    ============    ============

Basic loss per weighted-average share of
     common stock outstanding                        $      (0.03)   $      (0.01)   $      (0.05)   $      (0.03)
                                                     ============    ============    ============    ============

Weighted-average share of common stock outstanding     12,471,506      10,655,092      12,310,302      10,807,266
                                                     ============    ============    ============    ============


                       See notes to financial statements.
                                       F-2

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                          Six Months Ended
                                                                             November 30,
                                                                       ------------------------
                                                                           1998         1997
                                                                       -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $(640,016)   $(360,110)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization                                      9,624          524
         Common stock issued as payment for services and compensation      44,400       47,700
         Common stock issued as payment for interest                       15,175           --
         Amortization of debt discount                                     69,529           --
         Amortization of goodwill                                           6,089           --

CHANGES IN OPERATING ASSETS AND LIABILITIES:
         (Increase) decrease in accounts receivables                      (68,259)          --
         (Increase) decrease in other receivables                          15,122       23,126
         (Increase) decrease in inventory                                (113,154)     (55,652)
         (Increase) decrease in prepaid assets                            (13,530)          --
         (Increase) decrease in other assets                               (1,840)      (2,874)
         Increase (decrease) in accounts payable and accrued expenses      38,538       93,515
                                                                        ---------    ---------

NET CASH USED IN OPERATING ACTIVITIES                                    (638,322)    (253,771)
                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment                              5,678       (1,541)
         Proceeds from sale of marketable securities                           --       13,250
         Acquisition of business, net of cash acquired                   (296,318)          --
                                                                        ---------    ---------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                      (290,640)      11,709
                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         (Increase) in loan to shareholder                                     --     (315,000)
         Decrease in advance from shareholder                             (37,000)          --
         Proceeds from bridge financing                                   800,000           --
         Proceeds from issuance of notes payable                           85,000           --
         Proceeds from sale of common stock                                98,000      562,450
                                                                        ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 946,000      247,450
                                                                        ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  17,038        5,388

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           49,108       10,098
                                                                        ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  66,146    $  15,486
                                                                        =========    =========


                       See notes to financial statements.
                                       F-3

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                   (Unaudited)


                                                      Common Stock           Additional
                                               -------------------------      Paid-in     Accumulated
                                                 Shares        Amount         Capital       Deficit         Total
                                               ----------    -----------    -----------   -----------    -----------
BALANCE, May 31, 1998                          11,965,646    $    11,966    $ 3,519,673   $(3,932,684)   $  (401,045)

Sale of common stock                              300,000            300         97,700            --         98,000
Issuance of common  stock for compensation         97,499             97         36,803            --         36,900
Redemption of common stock                       (120,000)          (120)           120            --             --
Net loss                                               --             --             --      (325,992)      (325,992)
                                              -----------    -----------    -----------   -----------    -----------
BALANCE, August 31, 1998                       12,243,145         12,243      3,654,296    (4,258,676)      (592,137)

Issuance of common  stock for compensation         22,725             23          7,477            --          7,500
Conversion of notes payable to common stock     2,730,737          2,730        562,445            --        565,175
Net loss                                               --             --             --      (314,024)      (314,024)
                                              -----------    -----------    -----------   -----------    -----------
BALANCE, November 30, 1998                     14,996,607    $    14,996    $ 4,224,218   $(4,572,700)   $  (333,486)
                                              ===========    ===========    ===========   ===========    ===========



                       See notes to financial statements.

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998
                                   (Unaudited)


Reference is made to the financial statements included in the Company's Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended May 31, 1998.

The financial statements for the period ended November 30, 1998 are unaudited and include all adjustments which, in the opinion of management, are necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

1.   ACQUISITION

     On  September  16, 1998 the  Company  acquired  Armpro,  Inc. in a purchase
     business  acquisition  for  approximately   $592,000.   This  purchase  was
     facilitated by the issuance of $800,000 of debt with warrants attached.

2.   NOTES PAYABLE

     a. On September 4, 1998 the Company issued $800,000 of debt with stock warrants attached, in order to facilitate the acquisition previously mentioned. The debentures bear interest at 9% and mature on September 4, 2000. A total of 1,500,000 warrants were issued and are exercisable at $ .45 per share of common stock. These warrants expire two years from the date of issuance.

     b. In November 1998 the Company converted the February 1998 debentures of $550,000 at 10% interest, plus accrued interest of $15,175 into 2,730,737 shares of common stock.

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

The Financial Statements for the period ended November 30, 1998, included in this Form 10-Q are unaudited; however, such information reflects all adjustments (consists solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Six months ending November 30, 1998 vs. November 30, 1997.

Sales for the six month periods ending November 30, 1998 and November 30, 1997, were $128,276 and $0, respectively. The increase in sales was attributable to two major changes in the Company's business operations. First, the Company sold $30,760 of its Novacrete concrete repair products. Secondly, on September 16, 1998 the Company's wholly-owned subsidiary, Novex Systems International, Ltd. (formerly named Novacrete Technology (Canada) Inc.) purchased all the issued and outstanding common stock of Arm Pro, Inc. Arm Pro, Inc. is in the business of manufacturing a line of synthetic fibers for the concrete industry that are marketed under the tradename Fiberforce. From the date of acquisition through November 30, 1998, the Company sold $97,516 of the Fiberforce products.

Operating expenses for the six month period ending on November 30, 1998, increased approximately 68% to $618,411 when compared to the same period in 1997. The increase was primarily attributable to the addition of twelve new employees, four of which were recruited in the Arm Pro acquisition, that have assumed responsibility in sales, product research, operations and administration.

In the six month period ending on November 30, 1998, losses from operations were $490,135 which are not comparable to the losses incurred in the same period ending on November 30, 1997 due to the substantial operational changes that were made in the Company in 1998.

Although the Company's business operations improved during the six month period ended November 30, 1998, the Company is still in the post-development stage and will need to dedicate substantial resources to increase sales of the Company's products and anticipates that it will continue to generate losses over the next several months.

A substantial component of the Company's business plan is to expand its product line through research and development and by acquiring existing companies and products that would be compatible with the Company's marketing strategy. The Company now has a full-time cement chemist on staff that oversees all research and development and independent testing conducted through outside laboratories.

The Company paid for the acquisition of Arm Pro, Inc. which was $891,000 (CDN) or $574,838 (USD) by selling a two year 9% $800,000 (USD) Debenture and Warrants to purchase 1,500,000 shares of common stock that expire on September 4, 2000 to the largest purchaser of the 10% $550,000 Debenture that the Company issued in February, 1998. The purchasers of the 10% $550,000 Debenture that the Company issued in February, 1998 agreed to convert the full principal amount of the Debenture, plus all unpaid accrued interest, into common stock at an average per share price of $.20. This debt-to-equity conversion resulted in the Company issuing 2,730,737 shares of its common stock in total satisfaction for repayment of the Debenture. By doing so the Company has also eliminated an annual interest payment of $55,000.

Liquidity and Financial Resources at November 30, 1998

On November 30, 1998, the Company had $792,166 in assets, of which $397,519 were current assets which include $235,288 of inventory, $66,146 in cash and cash equivalents and $77,509 in accounts and advances receivable. In addition, the Company had $91,296 of equipment (net of depreciation), organizational costs of $82 and security deposits of $5,936.

In the six month period, the Company had total liabilities of $1,125,652 and $333,486 in shareholders' deficit. However, the Company had an accumulated deficit of $4,572,700.

By selling the 9% $800,000 Debenture and using only $574,838 of the proceeds on the acquisition of Arm Pro, Inc. the Company was able to allocate the remaining balance of the funds toward working capital. In addition, on the closing of the Arm Pro, Inc. transaction Arm Pro had $158,275 in cash; $90,131 in accounts receivable and $65,000 in inventory. The combination of the current assets owned by the Company and Arm Pro, Inc. and the funds from the Debenture that were allocated to working capital have allowed the Company to sustain its operations during this period.

However, due to the fact that the construction product season in Canada and the northeastern portion of the United States substantially slows during the period from December through February, the Company may have to seek additional financing to sustain its operations by using its assets as collateral or by selling debt or equity securities to third parties.

Part II   Other Information

Item 1.   Legal Proceedings

On August 12, 1997, a shareholder commenced an action against the Company and its former President, to enjoin any action that would restrict the sale of common stock that the shareholder allegedly owns. The Company has raised several defenses to this action and believes the lawsuit is without merit. Mel Greenspoon vs. Stratford Acquisition Corporation, et. al., Ontario Court (General Division), Index No. 97-CV-126814.

Item 2.   Changes in Securities

In the three month period ended November 30, 1998, the Company issued 2,730,737 shares of its common stock in exchange for the outstanding principal and unpaid accrued interest on the 10% $550,000 Debenture that the Company sold in February, 1998. (See Results of Operations).

In accordance with its compensation policy for non-employee directors the Company issued an aggregate of 22,725 common shares to its three directors (7,575 shares each) in payment for each directors' quarterly compensation of $2,500.

In addition, the Company sold a 9% $800,000 Debenture and Warrants to purchase 1,500,000 shares of the Company's common stock at $.45 per share for a period commencing on September 4, 1998 and ending on September 4, 2000. The Company has the right to redeem the Warrants by paying the holder $.001 per share if the closing bid price for the Company's common stock is equal to or exceeds $1.50 per share for twenty consecutive trading days prior to the expiration period.

On November 16, 1998, the Company granted a newly hired employee an option to purchase 12,500 shares of its common stock at the exercise price of $.30 per share for a period commencing on issuance and ending on November 16, 2001.

The Company also granted two individuals that provided services and capital to the Company a total of 100,000 stock options to purchase the Company's common stock at $.45 per share for a period commencing on September 4, 1998 and ending on September 4, 2000.

Item 3.   Defaults Upon Senior Securities

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company is planning to hold its next annual meeting of shareholders in March or April, 1999.

Item 5.   Other Information

          Not Applicable.

Item 6.   Exhibits and Reports on Forms 8-K and 8-K/A

Exhibits

None.

Reports on Forms 8-K and 8-K/A

Form 8-K filed on                                Incorporated by reference
October 2, 1998                                  to the Form 8-K Report

Form 8-K/A filed on                              Incorporated by reference
November 30, 1998                                to the Form 8-K/A Report


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Stratford Acquisition Corporation has duly caused this report to be signed on its behalf by the undersigned person who is duly authorized to sign on behalf of the Registrant and as chief accounting officer.

STRATFORD ACQUISITION CORPORATION


By:
     ---------------------------------
     Daniel W. Dowe
     President


Date: January 19, 1999