Form 10-Q
period 1999-02-28
STRATFORD ACQUISITION CORP
filed 1999-04-19
CIK 945634

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                    TO           .


                        STRATFORD ACQUISITION CORPORATION
             (Exact name of registrant as specified in its charter)

     Minnesota                  0-26112                         41-1759882
(State of Jurisdiction)       (Commission                     (IRS Employer
                              File Number)                 Identification No.)

        67 Wall Street, Suite 2001, New York, New York       10005
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

On February 28, 1999 the Company had 15,081,607 shares of its $.001 par value common stock issued and outstanding. On a fully diluted basis, assuming all outstanding stock options and warrants to purchase common are exercised, the Company would have 20,408,883 shares of common stock issued and outstanding.



                                         DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q                                Incorporated Document

Part II, Item 4.                                     Definitive Proxy Statement
                                                     filed on Form 14A on
                                                     March 24, 1999

                        STRATFORD ACQUISITION CORPORATION

                                      Index

                                                                       Page No.

Part I    Financial Information

Item 1.   Financial Statements (Unaudited)

          Balance Sheet - dated
          February 28, 1999 and May 31, 1998................................F-1

          Statement of Operations - for the three months ended  February
          28, 1999 and February 28, 1998 and for the nine months ended
          February 28, 1999 and February 28, 1998...........................F-2

          Statement of Cash Flows - for the nine
          months ended February 28, 1999 and
          February 28, 1998.................................................F-3

          Notes to Financial Statements.....................................F-4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................1

Part II   Other Information

Item 1.   Legal Proceedings...................................................5

Item 2.   Changes in Securities...............................................5

Item 3.   Defaults Upon Senior Securities.....................................6

Item 4.   Submission of Matters to a Vote of Security Holders.................6

Item 5.   Other Information...................................................6

Item 6.   Exhibits and Reports on Form 8-K....................................7

                                     PART I
                                                                       Page No.

Part I    Financial Information

Item 1.   Financial Statements (Unaudited)

          Balance Sheet - dated
          February 28, 1999 and May 31, 1998................................F-1

          Statement of Operations - for the three months ended  February
          28, 1999 and February 28, 1998 and for the nine months ended
          February 28, 1999 and February 28, 1998...........................F-2

          Statement of Cash Flows - for the nine
          months ended February 28, 1999 and
          February 28, 1998.................................................F-3

          Notes to Financial Statements.....................................F-4

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS

                                                            February 28,          May 31,
                                                               1999                1998
                                                           -----------------    ---------------
CURRENT ASSETS:
     Cash and cash equivalents                           $          127,405   $         49,108
     Accounts receivable                                             21,882              9,250
     Other receivables                                               13,499             17,367
     Inventory                                                      263,447            122,134
     Prepaid assets                                                  14,709              2,801
                                                           -----------------    ---------------

         Total Current Assets                                       440,942            200,660

PROPERTY, PLANT, AND EQUIPMENT, net of
     accumulated depreciation and amortization                       86,087            106,598

GOODWILL, net of accumulated amortization                           284,162                  -

OTHER ASSETS                                                          7,982             11,282
                                                           -----------------    ---------------


                                                         $          819,173   $        318,540
                                                           =================    ===============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses               $          237,196   $        162,115
     Advances from shareholder                                            -             37,000
     Loan Payable                                                    65,866                  -
     Notes payable                                                1,180,000            520,470
                                                           -----------------    ---------------

         Total Current Liabilities                                1,483,062            719,585

SHAREHOLDERS' DEFICIT:
     Common stock -  $0.001 par value
         50,000,000 shares authorized.
         15,081,607 and 11,965,646 shares
         issued and outstanding, respectively                        15,082             11,966
     Additional paid-in capital                                   4,252,182          3,519,673
     Deficit accumulated during the
         development stage                                       (4,931,153)        (3,932,684)
                                                           -----------------    ---------------

         Shareholders' Deficit                                     (663,889)          (401,045)
                                                           -----------------    ---------------

                                                         $          819,173   $        318,540
                                                           =================    ===============

                       See notes to financial statements.
                                       F-1

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                  Three Months Ended                     Nine Months Ended
                                                                      February 28,                           February 28,
                                                         ------------------------------------   -----------------------------------
                                                                1999                1998               1999               1998
                                                         ----------------    ----------------   ----------------   ----------------
REVENUE
     Sale of cementitious products                    $           92,566  $                - $          220,842 $                -
     Technology license fees                                           -                   -                  -                  -
                                                         ----------------    ----------------   ----------------   ----------------
                                                                  92,566                   -            220,842                  -

OPERATING EXPENSES
     Cost of goods sold                                           50,356                   -             80,929                  -
     General and administrative costs                            394,075             225,809            955,663            594,643
     Non-Cash imputed stock compensation                          28,050                   -             54,300                  -
                                                         ----------------    ----------------   ----------------   ----------------
TOTAL OPERATING EXPENSES                                         472,481             225,809          1,090,892            594,643
                                                         ----------------    ----------------   ----------------   ----------------

LOSS FROM OPERATIONS                                            (379,915)           (225,809)          (870,050)          (594,643)
                                                         ----------------    ----------------   ----------------   ----------------

OTHER INCOME (EXPENSES)
     Interest income                                                   3                   6                333                 39
     Interest expense                                            (30,197)                  -            (75,374)                 -
     Amortization of debt discount                                     -                   -            (69,529)                 -
     Foreign exchange gain (loss)                                 51,656             (22,281)            16,151            (13,595)
                                                         ----------------    ----------------   ----------------   ----------------
                                                                  21,462             (22,275)          (128,419)           (13,556)
                                                        ----------------    ----------------   ----------------   ----------------

NET LOSS                                              $         (358,453) $         (248,084)$         (998,469)$         (608,199)
                                                        ================    ================   ================   ================

Basic loss per weighted-average share of
     common stock outstanding                         $            (0.02) $           (0.02) $           (0.08)  $          (0.05)
                                                         ================    ================   ================   ================

Weighted-average share of common stock outstanding            15,063,607          11,741,396         13,194,542         11,400,884
                                                         ================    ================   ================   ================


                       See notes to financial statements.
                                       F-2

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                                                                          Nine Months Ended
                                                                                              February 28,
                                                                                ------------------------------------------
                                                                                       1999                 1998
                                                                                -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                 $          (998,469) $          (608,200)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization                                                     14,833                2,319
         Common stock issued as payment for services and compensation                      72,450               61,350
         Common stock issued as payment for interest                                       15,175                    -
         Amortization of debt discount                                                     69,529                    -
         Amortization of goodwill                                                          12,156                    -

CHANGES IN OPERATING ASSETS AND LIABILITIES:
         (Increase) decrease in accounts receivables                                      (12,632)                   -
         (Increase) decrease in other receivables                                           3,868               28,315
         (Increase) decrease in inventory                                                (141,313)              19,286
         (Increase) decrease in prepaid assets                                            (11,908)                   -
         (Increase) decrease in other assets                                                3,300                 (493)
         Increase (decrease) in accounts payable and accrued expenses                      75,082              (40,323)
                                                                                -----------------    -----------------

NET CASH USED IN OPERATING ACTIVITIES                                                    (897,929)            (537,746)
                                                                                -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment                                              5,678             (112,568)
         Proceeds from sale of marketable securities                                            -               13,250
         Acquisition of business, net of cash aquired                                    (296,318)                   -
                                                                                -----------------    -----------------

NET CASH USED IN INVESTING ACTIVITIES                                                    (290,640)             (99,318)
                                                                                -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Loans from (to) shareholder                                                        5,000             (315,000)
         Decrease in advance from shareholder                                             (37,000)                   -
         Proceeds from loan payable                                                        65,866                    -
         Proceeds from bridge finanncing                                                1,050,000              550,000
         Proceeds from issuance of notes payable                                           85,000                    -
         Proceeds from sale of common stock                                                98,000              601,335
                                                                                -----------------    -----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                               1,266,866              836,335
                                                                                -----------------    -----------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  78,297              199,271

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           49,108               10,098
                                                                                -----------------    -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $           127,405  $           209,369
                                                                                =================    =================



                       See notes to financial statements.

                   STRATFORD ACQUISITION CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1999
                                   (Unaudited)


         Reference is made to the financial statements included in the Company's Annual Report (Form 10-K) filed with the Securities and Exchange Commission for the year ended May 31, 1998.

         The financial statements for the period ended February 28, 1999 are unaudited and include all adjustments which, in the opinion of management, are necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

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

The Financial Statements for the period ended February 28, 1999 included in this Form 10-Q are unaudited; however, such information reflects all adjustments (consists solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Three months ending February 28, 1999 vs. February 28, 1998.

On account of the Company having emerged from the development stage in the Spring of 1998, it experienced the first winter season slowdown period that begins in mid-November and continues through early March. Until such time as the Company can develop a sales organization that can effectively service the southern regions of the United States it expects to experience a significant reduction in sales in the months of December, January and February.

Since the Company currently has a limited sales staff that services primarily the Eastern Canada provinces and the northeastern region of the United States, it did not have the capability of selling products in the southern region of the United States or in international markets, except in limited circumstances.

As part of the Company's overall plan to consolidate the operations of acquired companies to realize greater operating efficiencies and enable the Company to achieve its targeted pre-tax profit margin range of 25%-30%, in December, 1998 the Company merged the operations of its first acquisition, Arm Pro, Inc. into its Mississauga, Ontario operating facility and closed Arm Pro's

Teeswater, Ontario plant. This merger resulted in the elimination of two people that were full-time employees of the Company, three plant personnel and approximately $3,500 in monthly rent and utilities. The Company also eliminated a third sales position in the United States and replaced this person with two manufacturers' representatives that are compensated solely on commissions derived from sales. The annual future cost savings from these changes is estimated to be $200,000, although in the three month period ending February 28, 1999, the Company had incurred approximately $30,000 in costs associated with the Teeswater,Ontario plant closing.

In the three month period ending February 28, 1999, and despite the seasonal slowdown period, the Company generated revenues of $92,566 and had a net operating loss of $358,453. Sales in this period were derived primarily from the Fiberforce line of polypropylene fibers that the Company acquired from Arm Pro, Inc.

Nine months ending February 28, 1999 vs. February 28, 1998.

The nine month period ending February 28, 1999 was materially different than the nine month period ending February 28, 1998, principally on account of the Company having been in the development stage up at March, 1998. In April, 1998 the Company's operating facility in Mississauga, Ontario was brought on-line and the Company began selling its Novacrete line of pre-packaged concrete repair products commercially. In addition, in September, 1998, the Company acquired Arm Pro, Inc. Arm Pro, Inc. was in business since 1998 and had been marketing its Fiberforce products to ready-mix concrete producers located in Eastern Canada, and in limited quantities in the United States. Historically, Arm Pro generated approximately $500,000 in annual sales.

In the nine month period ending February, 1999 (although the Company can only account for sales of Fiberforce fibers beginning on September 16, 1998), the Company generated $220,842 in sales of its products. Although the Company had anticipated generating a higher level of sales in this period the Company believes that its narrow product line of concrete repair products and its new entry into the building materials industry were the major obstacles to achieving a higher level of sales in the quarter ended Feburary 28, 1999.

Operating expenses for the nine month period ending on February 28, 1999, increased approximately 80% to $1,090,892 when compared to the same period in 1998. This increase was directly attributable to the cost of operating a manufacturing concern, versus a development stage company. In the nine month period ending February 28, 1999 the Company posted a net loss of $870,050.

Starting with the acquisition of Arm Pro, Inc., the Company has embarked upon its business plan to acquire companies or products lines that will expand and diversify the Company's current product line. If the product line is diversified, end-users will be more inclined to use the Company's products and, equally important distributors of building materials, which prefer to stock complete product lines, will be less resistant to stocking and distributing the Company's products.

Liquidity and Financial Resources at February 28, 1998

On February 28, 1999, the Company had $819,173 in assets, of which $440,942 were current assets consisting of: $127,403 in cash and cash equivalents, $263,447 of inventory and $14,709 in prepaid assets. The Company has $86,087 of equipment (net of depreciation), goodwill of $284,162 attributable to the acquisition of Arm Pro, Inc. and other assets of $7,982.

Based on the Company's average monthly operating expenses of $110,000, the Company has 1.5 months of current liquid assets to operate its business, assuming no revenues are generated in the near future and that the Company is unable to raise capital from third-party sources.

In the three month period ending on February 28, 1999, the Company raised $255,000 for working capital through the sale of short-term promissory notes that mature on May 31, 1999 and also received $65,866 from an equipment-based lender that has received a security interest on the Company's assets in exchange for the equipment loan and for providing the Company with factor financing. The Company entered into the factor financing arrangement to shorten the turnover period for accounts receivables which increases cash flow.

Starting in March 1999 the Company believes it will begin to emerge from the winter slowdown period and begin selling its products at volume levels that will enable the Company to be self-sustaining from internally generated revenues. In the period from March 1999 through

October, 1998 sales of Fiberforce polypropylene fibers on a historical basis were approximately $50,000 per month. On account of the additional sales personnel and manufacturer's representatives that the Company has marketing Fiberforce fibers in the United States, the Company believes it will generate a much higher level of fiber sales in the March 1999 to October 1999 period and that sales in the southern region of the United States should be higher in the coming year.

In the third quarter the Company has also provided price quotes on five construction projects that will require a range of $3,500 to $32,000 per project in certain Novacrete concrete repair and flooring products. The Company is expecting these jobs to be completed in April or early May. The Company believes it will achieve greater success this year with its Novacrete product line, on account of the products having been used in commercial quantities last year which provides contractors (end-users) with confidence that the products will perform in accordance with the Company's representations. In addition, the Company is now in its second year of marketing the Novacrete product line and expects that awareness of the merits of the Novacrete concrete repair products will increase each year.

In the nine month period, the Company had total liabilities of $1,483,062 and an accumulated shareholders' deficit of $663,889 in shareholders' equity. Of the total liabilities, $1,245,866 represents the principal amount of the Debentures outstanding and the remaining balances consists of $237,196 in accounts payable. However,the Company has an accumulated deficit of $4,933,280 relating primarily to the Company's research and development efforts and will be used for tax purposes a net operating loss against future income to minimize corporate taxes.

Subsequent Events

On March 25, 1999, the Company announced that it entered into a definitive agreement with The Sherwin Williams Company to purchase all the assets of its Allied Composition/Por-Rok Division ("Por- Rok") which are located in Clifton, New Jersey. Por-Rok manufacturers a well-known line of grouting and concrete patching products that are distributed throughout the eastern region of the United States, and are currently available in over 300 outlets that stock Por-Rok's products.

The Company believes that the Por-Rok product line will be a natural extension of the Company's line of eight concrete repair products that it markets under the Novacrete name. By diversifying the array of products that the Company can offer to end-users and to distributors of building materials it will increase sales of all products since end-users prefer to use one manufacturer's products in any given construction project and that distributors are generally more reluctant to stock a limited product line.

Upon the Closing of the transaction which is scheduled for late May, 1999 the Company will release financial information on the historical operating performance of Por-Rok which was a profitable division in calendar year 1998 for the Sherwin Williams Company.

In addition, the Company has engaged in discussions with two other manufacturers of specialized building materials about the prospects of acquiring these two companies and merging their two operations into Por-Rok's New Jersey facility. At the time of this filing the discussions were ongoing and no material terms were being considered. The Company anticipates that it will close at least two more transactions this year to expand the array of products that the Company offers and to increase its market share in the United States and in Canada.

Part II           Other Information

 Item 1.          Legal Proceedings

On August 12, 1997, a shareholder, Mel Greenspoon, commenced an action against the Company and its former President, Mr. A. Roy MacMillan, to enjoin the Company and Mr. MacMillan from taking any action that would restrict the sale of common stock that he allegedly owns. Mr. Greenspoon filed an amended complaint in April, 1999 and joined Daniel W. Dowe in the lawsuit. The Company and Mr. Dowe believe the lawsuit is without merit and will raise several counterclaims and defenses to the action. Mel Greenspoon v. Stratford Acquisition Corporation, et. al., Ontario Court (General
Division), Index No. 97-CV-126814.

 Item 2.          Changes in Securities

In the three month period ending on February 28, 1999, the Company issued 95,000 shares of its $.001 par value common stock. Of the

95,000 shares, 45,000 shares we issued to three employees as performance-based compensation and the remaining 40,000 shares were issued to a company that performed investor relations services and agreed to accept 40,000 shares of restricted common stock in exchange for cancelling 85,000 stock options.

In February, the Company sold three month 15% $255,000 Debentures that mature on May 31, 1999 (the "Debentures"). The proceeds from the Debentures were used as bridge financing to cover the cash shortfall that was attributable primarily to the seasonal slowdown in sales. The Company plans to repay the Debenture with proceeds raised in a subsequent private placement of a 9% $3,250,000 debenture that the Company is undertaking principally to pay the purchase price for the Allid Composition/Por-Rok assets.

As further consideration for the Debenture, the Company issued warrants to purchase 155,000 shares of the Company's common stock, each warrant having an expiration date of February 25, 2001 and an exercise price of $.45 per share of common stock issuable upon exercise of the warrant.

 Item 3.          Defaults Upon Senior Securities

                  Not Applicable.

 Item 4.          Submission of Matters to a Vote of Security Holders

                  No matters were submitted to a vote of shareholders in the three month period ending February 28, 1999. However, the Company has scheduled the next annual meeting of shareholders on April 29, 1999 and hereby incorporates by reference the proxy statement and all related documents with respect to any and all matters to be submitted to a vote of shareholders at the next annual meeting of shareholders.

 Item 5.  Other Information

                  Not Applicable.

 Item 6.          Exhibits and Reports on Form 8-K

Exhibits



None.

Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Stratford Acquisition Corporation has duly caused this report to be signed on its behalf by the undersigned person who is duly authorized to sign on behalf of the Registrant and as chief accounting officer.

STRATFORD ACQUISITION CORPORATION


By: /S/Daniel W. Dowe
    __________________
    Daniel W. Dowe
    President and Chief Executive
    Officer


Date: April 19, 1999