Form 10-K
period 1999-05-31
NOVEX SYSTEMS INTERNATIONAL INC
filed 1999-09-16
CIK 945634

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 1999.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                  (Formerly Stratford Acquisition Corporation)
             (Exact name of registrant as specified in its charter)

     New York                          0-26112                   41-1759882
(State of Jurisdiction)        (Commission File Number)    (IRS Employer ID No.)

67 Wall Street, Suite 2001,  New York, New York                     10005
(Address of Principal Executive offices)                          (Zip Code)

Registrant's telephone number, including area code 212-825-9292

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                             Name of each exchange on
     Title of each class                         which registered
     -------------------                         ----------------

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

Based on the closing sale price of $.20 on May 31, 1999, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $1,161,003. The number of shares outstanding of the registrant's common stock, $.001 par value was 15,250,771 on May 31, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Location in Form 10-K                                   Incorporated Document
---------------------                                   ---------------------
Part IV, Item 14                                          Form 8-K filed on
                                                          September 17, 1998

Part IV, Item 14                                          Form 8-K/A filed on
                                                          November 30, 1998

                        NOVEX SYSTEMS INTERNATIONAL, INC.

                                Table of Contents



                                                                       Page No.
                                                                       --------
Part I

Item 1.    Business and Risk Factors                                      1
Item 2.    Properties                                                    21
Item 3.    Legal Proceedings                                             21
Item 4.    Submission of Matters to a Vote of Security
           Holders                                                       22
Part II
Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters                                   23
Item 6.    Selected Financial Data                                       24
Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 24
Item 8.    Financial Statements and Supplementary Data                   27
Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                        28
Part III
Item 10.   Directors and Executive Officers of the
           Registrant                                                    28
Item 11.   Executive Compensation                                        29
Item 12.   Security Ownership of Certain Beneficial
           Owners and Management                                         30
Item 13.   Certain Relationships and Related Transactions                32
Part IV
Item 14.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                           33

                                     PART I

Item 1. Business and Risk Factors

     The Company will be subject to numerous and substantial economic, operational and other risks which should be carefully evaluated. For a more detailed discussion of the risk factors involved in the investment being offered in this offering, see the following "RISK FACTORS."

                                  RISK FACTORS

The Company evolved from the development stage in mid-1998 and any evaluation of the Company and its business should only be made after having given careful consideration to the following risk factors, in addition to those appearing elsewhere in this Form 10-K.

Limited Operating History. Prior to the Company's September 16, 1998 acquisition of Arm Pro, Inc., the manufacturer and marketer of the Fiberforce line of polypropylene fibers which provides secondary reinforcement of concrete products, the Company essentially had no operating history. Since August, 1995, the Company has principally been engaged in research and development activities relating to the development of its mineral-based admixture which, when blended with a cement-based product (mortars, grouts, concrete), enhances the performance characteristics of the products. In Spring, 1998, the Company emerged from the development stage by selling small amounts of its line of pre-packaged Novacrete concrete repair products. With the acquisition of Arm Pro, Inc., the Company began marketing Arm Pro's Fiberforce line of polypropylene fibers for concrete reinforcement, which on an annual historical basis generated approximately $300,000 in sales and positive cash flow of roughly $150,000 to the Company. Upon the closing of the Company's purchase of the Allied Composition/Por-Rok business unit of The Sherwin-Williams Company (hereinafter "Por-Rok")which took place on August 13, 1999, the Company will own the Por-Rok business unit which generated $1,725,853 in revenues and earned $201,208 in the calendar year ending December 31, 1998. Even with the Por-Rok unit the Company will still be considered small and will continue to be subject to the risks, complications, and uncertainties of successfully marketing products with large competitors and the difficulties in recruiting and retaining qualified personnel. (See Subsequent Events)

Lack of Profitability. The Company has recorded net losses for each year of operation (1994-1998) and will record a net loss in the fiscal year ending May 31, 1999 of $1,392,340. The Company will now have a $5,325,024 cumulative operating loss, most of which was accumulated during the Company's research and development stage and was largely generated from accounting charges for non-cash compensation that was paid in common stock and common stock options and not solely from cash losses from operations. This operating loss is eligible to be applied to income generated from future operations to minimize corporate taxes.

Limited Product Line. The Company's revenues will depend on the breadth of its product line. Although the Company initially plans to expand its current product lines initially by acquiring Por-Rok and other companies that the Company has targeted, because of the uncertainties associated with closing transactions there can be no assurances that the Company will achieve its objective to expand its product line this year. (See Subsequent Events; The Company's Future Operations; Company's Products)

Uncertainty of Protection Offered by Patents and Trade Secrets. The Company's proprietary technology is not protected by patents. The Company believes that the patenting of its protects would increase the risk of competitors' infringing on the technology. Competitors could easily infringe on the Company's technology by integrating other chemicals into the Company's proprietary formulations to mask the infringement of the Company's technology. The absence of patent protection represents a risk in that the Company will not be able to prevent other persons from developing competitive products. In addition, there can be no assurance that the Company's technology or products will not infringe on a patent owned by another person. To the extent the Company currently relies on unpatented proprietary technology, processes and know-how and the protection of such property by confidentiality agreements, there can be no assurance that others may not independently develop similar technology and know-how or that the confidentiality will not be breached by an unrelated party.

However, the Company's products and the Por-Rok products are protected by trademarks in the United States and some products are protected by trademarks in Canada and the United Kingdom. The Company currently relies upon laws on trade secrets to protect its confidential and proprietary technology and know how. There can be no assurance that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets. Even if there is an infringement of any of the Company's trade secrets, the cost of enforcing its rights in an infringement action could be substantial and would divert funds and resources that would otherwise be available for other aspects of the Company's operations.

Need for Qualified Personnel. In order to meet its business objectives, the Company will need to recruit additional marketing and manufacturing personnel. The Company will be required to compete for such personnel with companies having greater financial and other resources than the Company. Since the future success of the Company will be dependent, in part, upon its ability to attract and retain qualified personnel, its inability to do so could have a material adverse effect upon the business of the Company.

Absence of Dividends. The Company has not paid any cash dividends and does not anticipate paying any dividends in the foreseeable future. Earnings, if any, will be retained to fund development and expansion. There is no assurance that the Company will at any time pay cash dividends.

Seasonality. Although the Company anticipates that the substantial majority of its sales will be derived from products used for residential, commercial and industrial repair of deteriorating concrete structures and floors, the Company's products will incur some degree of seasonal slow down during the three main winter months of December, January and February.

No Assurance of Market Making Activity. The Common Shares of the Company are presently quoted on the OTC Bulletin Board, a regulated quotation service that captures and displays real-time quotes and indications of interest in securities not listed on The Nasdaq Stock Market, or any U.S. securities exchange. The current trading ticker symbol for the Common Shares is "HARD". The Company may, but has not, entered into any agreements with market makers to make a market in the Company's common stock. In addition, any such market making activity is subject to the limits imposed by the Act, and the Securities Exchange Act of 1934, as amended, ("Exchange Act"). Accordingly, no assurance can be given that an active market will always be available for the Common Shares, or as to the liquidity of the trading market for the Common Shares. If a trading market is not maintained, holders of the Common Shares may experience difficulty in reselling such Common Shares or may be unable to resell them at all. Any such market in the Common Stock may be discontinued at any time. In addition, there is no assurance that the price of the Common Shares in the market will be equal to or greater than the offering price hereof, whether or not the Company employs market makers to make a market in the Company's stock.

     a.   General Business Development

The Company is a corporation formed under the laws of New York and has its principal place of business and executive offices located at 67 Wall Street, Suite 2001, New York, New York 10005, telephone 212-825-9292. Until May 11, 1999, the Company was known as Stratford Acquisition Corp. and had been a corporation organized under the laws of Minnesota. Effective May 11, 1999, the Company merged into its wholly-owned subsidiary, Novex Systems International, Inc., a newly-formed New York corporation, which was the surviving corporation. The Company also has a wholly-owned operating subsidiary, Novex Systems International, Ltd. (formerly known as Novacrete Technology (Canada) Inc.), which is a company registered pursuant to the laws of the Province of Ontario, Canada and is located at 2525 Tedlo Street, Unit B, Mississauga, Ontario L5A 4A8, telephone 905-566-0716 ("Novex Canada").

Prior to August 15, 1995, the Company was a dormant corporation. On August 15, 1998, the Company acquired from the inventor, the exclusive right to manufacture and market a proprietary admixture for the enhancement of cementitious products now known as the "Novacrete Admixture". The Novacrete Admixture is a blend of various materials which when mixed with portland cement and water causes a chemical reaction that creates a calcium silicate hydrate (CSH) paste binder that has a very dense microscopic pore structure. This change in the molecular matrix of the cementitious product increases the bonding between the CSH paste and the aggregates that are mixed into the formula to create a mortar or concrete product. By having a denser pore structure, the end product becomes more durable and resistant to chemicals and water penetration. As such, the Novacrete Admixture causes cement to chemically react in a manner that ultimately produces higher compressive, bonding, flexural and tensile strengths, reduces shrinkage, increases workability and, most importantly, because of its dense pore structure results in a product having a higher resistance to penetration of water and chloride ions from de-icing salts.

Upon acquiring the technology in 1995, the Company's initial plan was to conduct further research and development of the Novacrete Admixture with the intention of marketing the Novacrete Admixture and a line of pre-packaged concrete repair products using the Novacrete Admixture. In the two and one-half year period from August 15, 1995 through November, 1997 the Company underwent a series of management changes, generated no revenues, incurred an accumulated deficit of approximately $3,000,000 and was still in the early development stage.

On November 17, 1997, the Company made a major change in its business plan which has resulted in significant advancements in all aspects of the Company's operations. With the implementation of a 60 Day Business Development Plan that was announced in December, 1997, the Company's new management increased the number and caliber of its board of directors and senior management, installed industrial level manufacturing and packaging equipment and warehousing equipment for raw materials and finished goods, refurbished its executive offices at its operating plant, constructed an internal testing laboratory, opened its first U.S. sales office in New Jersey and closed on a working capital financing for $550,000. The result of this business plan allowed the Company to manufacture and package its Novacrete products, execute a sales and marketing program in Canada and the East Coast of the United States leading the Company to book its first sale in April 1998 of pre-packaged Novacrete Repair Products. Since that time, the Company has developed and marketed a line of eight concrete repair products that it markets under the Novacrete name.

In September 1998, the Company's wholly-owned subsidiary, Novex Systems International, Ltd. ("Novex Canada") purchased all of the issued and outstanding common stock of ARM PRO Inc. ("ARM PRO"), located in Ontario, Canada. Since 1986, ARM PRO has manufactured and marketed the trademarked FIBERFORCE line of polypropylene fibres. Polypropylene fibres are blended into cementitious products to provide secondary reinforcement and reduce cracking. As part of the Company's overall plan to consolidate the operations of an acquired company to realize greater operating efficiencies, and enable the Company to achieve its targeted gross margin of 50% of net sales, the Company in December 1998 merged the operations of ARM PRO into its Mississauga, Ontario operating facility and closed ARM PRO's Teeswater, Ontario plant.

On March 25, 1999, the Company announced that it entered into a definitive agreement with The Sherwin-Williams Company to purchase the Por-Rok business unit which is located in Clifton, New Jersey. Por-Rok manufacturers a well-known line of grouting and concrete patching products that are distributed nationally. The acquisition was completed on August 13, 1999.

The Company believes that the Por-Rok product line is a natural extension of the Company's line of concrete repair and flooring products that it markets under the Novacrete name. By diversifying the array of products that the Company can offer to end-users and to distributors of building materials it will increase sales of all products since end-users prefer to use one manufacturer's products in any given construction project and distributors generally prefer to stock an expanded rather than a limited product line.

The Company is also engaged in discussions with two other manufacturers of specialized building materials about the prospects of acquiring these two companies and merging their two operations into Por-Rok's New Jersey facility. At the time of this filing the discussions were ongoing and no material terms were being considered. The Company anticipates that it will close at least two more transactions in the next fiscal year to expand the array of products that the Company offers and to increase its market share in the United States and in Canada.

     b.   Financial Information About Industry Segments

On account of the Company's small size and limited product line as of the filing of this Form 10-K, it does not presently account for its business operations in separate industry segments. The assets, revenues and operating expenses are all part of the Company's sole operation and are dedicated to one business segment --the manufacturing and marketing of the Novacrete Admixture, Novacrete repair and flooring products and the Fiberforce line of synthetic fibers.

Based upon its current operations and its operating activity for the past three fiscal years, the Company believes that its financial information is adequately presented in its audited financial statements and is cross-referenced herein to the Company's Consolidated Balance sheet and Consolidated Statements of Operations appearing on pages F-3 and F-4, respectively.

Additionally, the financial information accounts only for sales derived from the Arm Pro transaction since the date of the acquisition on September 16, 1999 and the not the entire fiscal year of 1999. As such, the financial statements exclude the sales of Fiberforce products in June, July and August of 1998, which historically have been the three strongest months for sales of these products.

     c.   Subsequent Events

In August, 1999, the Company acquired Por-Rok. Por-Rok manufacturers a line of grouting and concrete patching products. The purchase price was $2.1 million and was paid for in part from the funds derived from a secured term loan from Dime Commercial Corp. in the amount of $890,000 and a revolving line of credit that is secured by the accounts receivable and inventory generated by the Company (excluding Novex Canada) in exchange for which the Company was required to issue to Dime a warrant to purchase 233,365 warrants having an exercise price of $.25 per share and an exercise period commencing upon issuance and terminating in September 2002. The balance of the purchase price was paid for with a secured note in the amount of $1.3 million and 1 million shares of common stock.

     d.   The Company's Current Business Operation

The Company is engaged in the business of manufacturing and marketing premium building product materials that fit into two categories. The first category consists of a line of polypropylene concrete reinforcing fibers that are marketed under the Fiberforce tradename and a proprietary cement-enhancing admixture that the Company will be marketing under the tradename Novacrete. These products are promoted directly to ready-mix and pre-cast concrete manufacturers. The second category of products consists of a line of pre-packaged concrete repair products that are marketed to contractors directly and also to distributors of building material products. (See Company Products)

The Company currently has its executive offices at 67 Wall Street, Suite 2001, New York, New York 10005. The Company's manufacturing operations are conducted through its wholly-owned subsidiary, Novex Canada, in a leased 12,500 square foot facility located at Mississauga, Ontario (20 minutes west of Toronto). This operating facility is divided into the three areas: 2,500 square feet is allocated to offices and a research laboratory; 4,000 square feet is dedicated to the manufacturing of the Company's Novacrete line of cementitious concrete repair products and the remaining 6,000 square feet is used to manufacture the Fiberforce line of polypropylene fibers and for inventorying finished goods.

Until the Company acquires The Por-Rok Division, all manufacturing and distribution of the Company's products will continue to be centralized in its Novex Canada facility. To eliminate excessive shipping costs associated with delivering small quantities of product, the Company sells larger quantities of products (full truckload orders) to distributors that ultimately resell the product into local markets. In addition, the Company has employed the use of a public warehouse in New Jersey that warehouses and ships product on behalf of the Company for a per diem handling charge. The Company will use public warehouses in areas where the sales volume justifies the need to have product readily available in a local market, but where there is not an established distributor that stocks the Company's products. With the acquisition of Por-Rok the New Jersey public warehouse will no longer be necessary.

The Company plans to expand its product line significantly over the next five years by acquiring companies that manufacture and market compatible premium building material products that have already gained an acceptable level of market penetration. The building material industry is large and encompasses a wide variety of products, services and equipment. The Company, however, is interested in acquiring manufacturers of premium flooring and concrete repair products and related accessory products, and cement enhancing admixtures for concrete. These types of products command higher margins since they are not commodity products and are principally sold based on the product's added-value. Because these products are usually made and packaged in either a fully-integrated or, in some instances, a semi-integrated manufacturing facility, large volumes of product can be produced in short-time periods and with minimal amounts of labor.

The consolidation strategy is designed to reap the cost reductions afforded by the elimination of excess facilities and overhead, and to build a full service specialty product line associated with one-stop shopping, which professional contractors have come to prefer for convenience, product compatibility and liability reasons.

     e.   The Classification of Building Materials

Building material products are classified in accordance with standardized performance criteria established by the American Society of Testing Materials
(ASTM). The basic performance characteristics that are considered when classifying the types of building products that the Company sells are:

          (1)  Compressive strength

          (2)  Flexural strength (flexibility)

          (3)  Tensile strength (splitting)

          (4)  Bonding strength (adherence)

          (5)  Shrinkage

          (6)  Resistance to water penetration

          (7)  Durability in freeze/thaw cycles


The Company has a research laboratory located in its Novex Canada facility, and a full-time cement chemist that oversees the development of new products and performs the technical analysis on products that the Company may acquire.

The Company follows a standard format for developing new building material products. The initial step in the development of a building product entails an analysis of the market for a product and the cost to manufacture the product. If the market for a product and the cost to manufacture it are acceptable, the Company's laboratory personnel develop a trial formulation for the product. Once a trial formulation has been developed, a sample of the product is given to a qualified independent testing laboratory, and the above 7 properties, among others, are tested pursuant to established ASTM guidelines.

Standard testing generally requires the recording of the above properties at 1,3,7, and 28 day intervals from the beginning of the test. Early test results are monitored to determine certain performance criteria, such as a product's compressive strength within 24 to 72 hours after it has been installed. This result is particularly important to end-users that need products that will be used to repair areas that have little down time, such as hospitals, gas stations, parking garages and other 24 hour operations. Higher strengths over time are important where load bearing floor areas are involved, or in areas that are exposed to aggressive industrial environments, like waste hauling stations.

If the 1-3-7-28 day results are acceptable, a full batch of the product is made and samples of the product are generally given to contractors to use the product on small job sites to observe the product's performance under non-laboratory conditions. If the 1-3-7-28 day results are unacceptable, or the field trials fail, the trial formulation is reworked and resubmitted for further laboratory testing. In instances where only a slight modification to the product's formulation is required, the need for additional laboratory testing may be unnecessary. If the field trials are acceptable, technical data sheets, package design and marketing materials are finalized and the product is then ready for market.

The ASTM laboratory test results are an important validation of a product's performance capabilities. However, until a product has performed satisfactorily in a number of projects, end-users are reluctant to use a product. The cost to correct a project on account of a product failing and the resulting damage to the reputation of the professional contractor or the specifying architect or engineer are the underlying reasons for this resistance. The Company's products have successfully passed these laboratory tests and have just commenced sales. However, by selling these products in conjunction with Por Rok's well-established product lines will help the Company to overcome this resistance.

Accordingly, although the Company has been selling its line of concrete repair products under the tradename Novacrete, the Company may consider marketing these products in the future under the name of either Por-Rok or one of the other tradenames owned by Por-Rok.

     f.   Marketing Organization

The Company currently has two full-time salespersons who are located in New Jersey and Mississauga, Ontario, respectively, and four manufacturers' representatives, three of whom are located in various regions of the eastern part of the United States and one of whom is located in the Canadian province of Alberta. The Company is in the process of hiring another full-time salesperson in Canada to specialize in sales of the Novacrete and Por-Rok products, since the other salesperson is principally focused on sales of Fiberforce fibers.

With the acquisition of Por-Rok, the Company will inherit eleven new manufacturers' representative organizations that comprise 25 sales persons that will give the Company coverage in all eastern states and as far west as North Dakota. (See Manufacturing and Distribution)

     g.   Manufacturing and Distribution

The Company manufactures and distributes all of its products from its Novex Canada operating facility. This facility has the annual capacity on a single shift basis to produce 11,000,000 lbs. of Novacrete product and approximately 750,000 lbs. of Fiberforce product.

With the acquisition of the Por-Rok Division the manufacturing of Novacrete products will be transferred to the Por-Rok facility. This fully-integrated blending and packaging facility is already packaging products for distribution through building supply yards and retail outlets in packages ranging from 1 and 5lb. plastic containers to 50lb. bags and pails, and will have the capacity to produce over 24,000,000 lbs. on a single shift basis. This will become the Company's distribution center for eastern United States.

The Company has two full-time salespersons and six manufacturer's representatives that market the Company's products. With the acquisition of Por-Rok the Company will acquire eleven more manufacturer's representatives. Based on the territories that these individuals are presently covering the Company would have the personnel to effectively service the following areas of the United States and Canada:

New England Region

Maine                               Massachusetts
New Hampshire                       Connecticut
Vermont                             Rhode Island

New York/Philadelphia Region

New York                            Delaware
New Jersey                          Maryland
Pennsylvania                        Washington, D.C.

Midwest Region

Iowa                                North Dakota
Indiana                             South Dakota
Michigan                            Iowa
Illinois                            Nebraska
Wisconsin                           Kansas
Minnesota

Southeast Region

Missouri                            North Carolina
Arkansas                            South Carolina
Mississippi                         Tennessee
Louisiana                           Alabama
West Virginia                       Georgia
Virginia                            Florida
Kentucky

Canada Distribution

Western Canada                      Eastern Canada

Manitoba                            Ontario
Saskatchewan                        Quebec
Alberta
British Columbia

     h.   A Brief History of the Admixture Technology

The Company's NovaCrete products resulted from its search for a way to strengthen cement-based products without the addition of polymers. The cement chemist that invented the Company's admixture formula intended to develop a purely cementitious product that would equal the performance characteristics of polymer-based products, but which would be significantly cheaper to manufacture.

Over the past four years, the Company has expended considerable resources to develop its proprietary cement-enhancing admixture into a commercially viable product. In this period, the Company has employed the services of two of Canada's largest independent testing laboratories and has worked with a well-known New Jersey-based laboratory to conduct field trials using the admixture in concrete.

To date, the Company has successfully developed a version of its admixture technology that can be used in formulations for concrete repair products to enhance the compressive, bond and flexural strengths of the product and increase the density of the molecular matrix of the product so that is can resist the penetration of erosive elements like water and deicing salts.

The Company is still developing a final formulation of its admixture technology that can be used in new concrete. The Company conducted extensive field trials last Fall with a large ready-mix concrete producer and achieved very promising results regarding the admixture's ability to increase the strength of concrete. Additional laboratory work and field trials will be required to make the admixture product acceptable to the industry and cost effective for ready-mix producers.

Although the Company can manufacture and distribute its final admixture product for concrete in various sizes ranging from 25lb. bags to bulk packages weighing 2,000lbs., it is strongly considering licensing the completed admixture formulation for concrete to a major chemical company that markets products to concrete producers. Most large chemical companies that service the ready-mix industry have the necessary equipment to transport the chemicals and load them into bulk containers (silos) at ready-mix plants. In addition, many of these companies actually loan dispensing equipment to ready-mix producers to eliminate any complications with respect to loading the chemicals into a concrete truck. By licensing the admixture technology for new concrete to a large chemical company the Company will eliminate most, if not all of the transportation and dispensing complications associated with marketing chemicals to ready-mix concrete producers.

     i.   Market  Trends  for  Performance  Enhancing  Admixtures  and  Building
          Materials

The demand for high performance concrete and concrete repair products is growing at a dramatic pace. The catalyst for the increased use of admixtures and the need for higher performance products stems from the increasingly rigorous specifications for new construction and concrete rehabilitation work. Federal and state departments of transportation are increasing the performance standards that need to be met in new construction and for the repair and rehabilitation of roads and bridges in order to expand the life of the structures and to reduce future maintenance.

Infrastructure in both developed and developing countries is aging, and governments with stringent fiscal constraints are looking for effective and durable alternatives to costly demolition and rebuilding. Repairs relating to natural disasters are also adding to this demand. Other special applications, including the storage of nuclear and hazardous waste, the shielding of workers in nuclear medicine and radiology, and the disposal of chemical and other hazardous wastes, are creating demand for high performance products.

A study by the Freedonia group estimates that the market for performance-enhancing additives for cementitious products will grow 8.2% annually, and reach $850 million in the U.S. alone by the Year 2000. At that time the value of world-wide markets for these products will exceed $2 billion.(1)

The growth will be based in part on expected increases in infrastructure and major construction spending. But it will also be driven by the increased use of

----------
(1)  Freedonia  Group Study reported in  Construction  Marketing  Today,  April,
     1997.

admixtures in all types of cement, and concrete and "the growing popularity of value-added proprietary admixture products in place of lower-cost generics."(2)

Markets for new concrete reflect a similar trend toward high performance concerns. High performance is also required in various specialty niches, such as fast-setting products for road repairs and other commercial applications where the cost of shutdown is very high, and impermeable products for hazardous waste disposal and radiation shielding for nuclear applications, to name a couple of examples. With increasing environmental awareness, communities are now demanding products that are safe to use and non-toxic.

The market for concrete and masonry products has been increasing substantially in the United States. With the federally-funded Transportation Equity Act of the 21st Century (TEA 21) having been signed into law last year approximately $216 billion. will be spent over the next six year period, 1998-2003, where up to $173 billion is provided for highways and an additional $41 billion for transit projects. This bill increases the level of highway funding by over 30% when compared to the previous Federal highway bill, the Intermodal Surface Transportation Efficiency Act (ISTEA). Approximately $19.5 billion was programmed for federal highway spending under ISTEA. ISTEA was augmented by the 1995 National Highway System Act that provided for an additional $5.2 billion in funding. In addition, TEA 21 provides that the revenues generated from the 4.3 cents per gallon gas tax now be deposited into the Highway Trust Fund to be spent for the intended purposes, the construction and rehabilitation of highways and bridges.

In addition, with low interest rates and low inflation, and increasing market prices for residential and commercial real estate, the development of new residential and commercial units and the rehabilitation of existing structures is expected to continue over the foreseeable future.

The United States and Canada are not the only geographic areas engaged in significant infrastructure spending. Concrete structures -- buildings, bridges, highways, dams -- all over the world are in need of repair. Stringent government capital budgets inhibit replacement of all structures. Municipalities are continually searching for ways to extend the useful life of these structures through patching, refinishing, and protecting the existing work. The world-wide market for cement-based products to repair concrete structures is projected to be close to as high as $100 billion per year. The additive component of this market is conservatively estimated at more than 2% or $2 billion.(3)

     j.   Competition

The industry for building material products is highly fragmented and has various classes of competitors. Competition ranges from large multi-national companies to local manufacturers. Because the transportation of heavy products like building materials involves sizeable shipping costs, hundreds of manufacturers of building products have been able to sustain market share in local markets, thus resulting in a fragmented industry. The Company would like to capitalize on this opportunity by acquiring selected companies in various regions of North America to gain: (I) premium building products, (ii) market share, and (iii) the

--------
(2)  Freedonia  Group Study reported in  Construction  Marketing  Today,  April,
     1997.

(3)  Based on Statistics Canada Report.

opportunity to consolidate into certain selected operating facilities a number of acquired companies, thereby eliminating excess overhead prevalent throughout the industry. Until the Company can effect its business strategy, which will eliminate some competition, at least in certain markets, the Company believes the following companies will be its primary competitors.

Brand                                       Major Competitors

Por-Rok                                      Conspec
Anchoring Cement                             Custom Builders
                                             Master Builders
                                             Quikcrete
                                             Sonneborn
                                             Sternson
                                             W.R. Meadows
                                             ChemMasters
                                             Rockite
                                             C.G.M.

Super Por-Rok                                (Same as above)
Exterior Anchoring
Cement

Por-Rok                                      (Same as above)
Aqua Plug

Por-Rok                                      (Same as above)
Concrete Patch

Por-Rok                                      Mapei
Halco Grout

Por-Rok                                      Mascrete
Lev-L-Astic                                  WW Henry
                                             Dependable
                                             Mapei
                                             Dap

Por-Rok                                      Dependable
Dash Patch                                   Mascrete
                                             WW Henry
                                             CGM Underlayment
                                             Taylor Vitrex
                                             Umasco

All Novacrete Products                       Sika
                                             Masterbuilders
                                             Mapei
                                             Dayton-Richmond

All Fiberforce  Products                     Pro Mesh
                                             Fibermesh
                                             Forta
                                             Dura-Fiber
                                             Euclid
                                             W. R. Grace

     k.   Product Description - Novacrete Admixture

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

The Novacrete Admixture has the physical characteristics of a greyish-white powder. Admixtures can be in powder form or liquid and can be used for multiple or limited purposes such as slowing or increasing the setting time for a product. Because of the reactive effect of the raw materials in the Novacrete Admixture, the Novacrete Admixture should only be incorporated into cement-based products where the other materials in the product are known and generally, only after a sample test has been conducted to determine the appropriate level (dosage rate) of Novacrete Admixture that should be used in the final product. This approach substantially reduces the risk of improperly mixing the Novacrete Admixture with chemically adverse substances that could cause product failure.

The Novacrete Admixture is manufactured at the Company's wholly-owned operating subsidiary, Novacrete Canada, and is directly marketed by the Company's sales personnel in 22lb. bags or in bulk quantities to end-users, which range from manufacturers of cementitious products such as ready-mix concrete, pre-cast concrete, brick, paver, cinder block and other manufacturers of cement-based pre-packaged products. The Company also blends another admixture, synthetic polypropylene fibres, into its Novacrete MPR concrete repair products. Polypropylene fibres provide secondary-reinforcement to cement-based products and help reduce internal cracking (map cracking) of a product that derives from the heat that is created within a cementitious product during the hydration process.

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

     l.   Products

As of the filing of this Form 10-K, the following is a list of the Por-Rok, Novacrete and Fiberforce products marketed by the Company:

POR-ROK PRODUCTS (A Line of Grouts and Patching Products)

POR-ROK Anchoring Cement - non-shrink expansion cement that requires only water at the job site to create a pourable, yet durable, anchoring, patching or grouting compound.

SUPER POR-ROK Exterior Anchoring Cement - non-shrink expansion cement for exterior applications that requires only water at the jobsite to create exceptionally high early strengths in the first three days from installation.

POR-ROK Halco Grout - contains expansive agents and flow enhancers to provide high strengths yet exceptional flowability for ease of application.

POR-ROK Aqua Plug - durable water resistant hydraulic cement which sets in 3-5 minutes. Designed to stop leaks or running water, patch cracks and fill holes in masonry surfaces. Can be used in interior and exterior surfaces and sets under water.

POR-ROK Concrete Patch - requires only mixing of water at jobsite, will level or smooth most concrete or masonry surfaces and can be used to repair and patch spalled concrete, cracks in masonry, broken steps and porches. Sets in 40-80 minutes and is stronger than ordinary concrete. Can be used in interior and exterior surfaces.

POR-ROK Dash Patch - powder-based product that when mixed with water bonds well to concrete, wood or plaster that is used to smooth surfaces prior to the placement of tile, carpeting or wood. Fills cracks, ruts and score lines, strong bond adhesion and no shrinkage.

POR-ROK Lev-L-Astic - used as an underlayment over concrete, wood, quarry tile, terrazzo, prior to installing asphalt or vinyl asbestos, tile, linoleum, and other types of floor surfaces. Eliminates the need for felt paper over wood surfaces, eliminates high spots on floor, improves bonding base to new tile and linoleum.

NOVACRETE PRODUCTS

ADMIXTURES

Novacrete Adment 77-A (Novacrete Admixture formulation)

STRUCTURAL MORTARS

Novacrete MP - single component, non-shrink, high performance multi-purpose concrete and masonry restoration mortar

Novacrete MPR - single component, synthetic fibre-reinforced, non-shrink, high performance structural repair mortar

Novacrete FC - single component, fast-cure, non-shrink, high bond repair mortar capable of achieving 3,480 psi in four hours. FC can be walked upon in a little less than one hour from installation and driven over within two hours of installation.

FLOORING SYSTEMS

Novacrete  DURATOP  -  single  component,   aggregate  filled,  trowel  applied,
heavy-duty floor topping to provide abrasion and chemical resistance in aggressive service environments.

Novacrete FLOOR UNDERLAYMENT - single component, self-leveling, flooring underlayment designed for ease of installation and to provide a smooth covering over a deteriorated floor surface to enable tile, linoleum or carpeting to be applied to the underlayment for smooth even finish.

FIBERFORCE PRODUCTS - All Fiberforce products are made from polypropylene and are cut into various lengths and shapes. The Company currently manufacturers three types of fibers which are categorized as monofilament, fibrillated and Fiberforce #1. All fiber products are packaged in 1.0, 1.5 and 2.0 lb. bags and are promoted to the ready-mix concrete industry and are designed to reduce cracking and provide secondary reinforcement.

     m.   Raw Materials

An important aspect of the Company's business is having an adequate supply of raw materials. The raw materials used in manufacturing the Novacrete Admixture, the Novacrete Repair, Fiberforce, and the Por-Rok products are available in the United States and Canada. The Company currently purchases most of its raw materials from five principal suppliers located in Canada and has access to numerous suppliers in the United States. The raw materials are purchased on an as needed basis and at market prices at the time of purchase. The Company does not anticipate that the prices and supplies of the raw materials will fluctuate substantially since the majority of the raw materials are commodity items such as sands and cement. The Company currently owns a substantial supply of the main component of its Novacrete Admixture that its warehouses in its Mississauga facility and in a public commercial warehouse.

     n.   Intellectual Property Rights

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

With the Company's acquisition of Por-Rok in August 1999, the Company acquired the registered tradenames for all Por-Rok products currently being produced.

The Company has not filed an application for a patent on its proprietary technology. The Company believes that the Por-Rok tradenames and trademark of its brand name, Novacrete and Fiberforce will be more useful in the commercialization of its products. The core technology that is used in each of the Company's products is not easily replicated and if patented will ultimately become public information. The Company has developed internal controls to protect the confidentiality of its technology and does not believe that the lack of legal patent protection will impair its ability to effectively compete with other competitors of like products or cause the Company to incur unnecessary risk of loss of the technology.

Since the Company owns the trademark, Novacrete, for fourteen and ten years, respectively, in Canada and the United States, with each country allowing for additional extensions of time, the Company believes that it will have ample time to establish brand recognition of the Novacrete name and product line. Even if the Company had patent protection over its technology, it still assumes the risk that a competitor may misappropriate the technology and that its only recourse would be to commence costly and time consuming litigation. The existence or absence of a patent poses no commercial disadvantage to marketing the Novacrete products.

     o.   Seasonality

As part of the construction business, the Company is currently subject to seasonal cycles which results in a major slow down in its operations during the months of November through February. March begins the increase in business activity which continues through November, with the peak sales months being April through September. This seasonal cycle is attributable to the slowdown in outdoor construction activity in Canada and the northeastern portion of the United States during the winter months. On account of the Company's current operating status it will be subject to the seasonal effects of the winter months, however the Company has already begun to recruit agents to sell its products in the southeastern portion of the U.S. and will engage in a very active recruiting program to enroll agents in this territory.

     p.   Working Capital Requirements

Since the Company's principal market for the foreseeable future will consist of the seven southern provinces of Canada and the East Coast of the United States it will experience cash flow fluctuations that will track the seasonal fluctuations in the Company's business due to the construction slowdown in the winter months. From March to October the Company will experience its highest level of working capital requirements to sustain higher levels of inventory to meet the anticipated demand for finished products during these months. With the slowdown of construction in the winter months the Company anticipates it will generally require less than two-thirds of the amount of working capital, since sales will likely decrease to this level of average monthly sales in the peak months. For the period ending May 31, 1999 the Company experienced a fluctuation in its working capital requirements since it was just emerging from the development stage and only owned the Fiberforce product line for two months prior to the winter slowdown period. However, for the fiscal year ending May 31, 2000, the Company will be much less likely to experience a fluctuation in its working capital requirements to finance its operations on account of the less seasonal nature of the Por-Rok products and the $750,000 revolving line of credit that the Company now has with Dime Commercial Corp. To offset its working capital demands in 1999, the Company secured a $250,000 bridge loan from a shareholder to cover the cash shortfall and entered into a factoring agreement with Montcap Financial Corporation which also provided the Company with $70,000 advance that is secured by substantially all assets of the Company's subsidiary.

In the fiscal year 1999 the net cash used in the Company's operations was approximately $1.0 million. The amount was needed to fund the Company's expansion of its operating facility and for operating expenses for: rent, payroll, new operating equipment, raw materials, research and development, professional fees and trade debts.

To cover its  working  capital  requirements  in 1999,  the  Company  sold a 10%
Debenture in February 1998 of $550,000. Had the Company not been able to sell the debenture and notes to generate working capital it would have had a substantial negative cash flow and would likely have had to formally reorganize or cease its operations.

On September 4, 1998 the Company sold a 9% $800,000 Debenture that matures on September 4, 2000 and a warrant to purchase 1,500,000 shares of common stock at $.45 per share for a period expiring on September 4, 2000. From these proceeds the Company used $610,000 to purchase ARM PRO and reserve the remaining $190,000 for working capital and transaction expenses. Upon closing the ARM PRO transaction, pursuant to the definitive purchase agreement, ARM PRO was required to have approximately $175,000 of cash, $100,000 in account receivable, $100,000 in inventory and total liabilities not to exceed $50,000.

Although the Company's general credit policy is to invoice customers on a thirty day payment basis, to encourage customers to take larger volume orders it may in limited circumstances allow for payment of an invoice in sixty days. In addition, although invoices are stated as being due in thirty days, it is fairly common practice in the construction products industry for contractor customers to pay outstanding accounts payable over a 45-day period. This delay results from the contractor having to submit invoices for work completed which includes the cost of materials used on the project. Although the Company will be very aggressive in allowing extending payment terms to customers where it will result in additional sales of the Company's products, extended payment terms will generally be discouraged.

     q.   Customer Dependence

On account of the Company having just started to sell its products during the later part of this fiscal period it cannot be deemed as dependent upon a single customer. In the future the Company will not be dependent on one customer since its marketing strategy is to diversify its sales through major distributors that are located in various geographical areas and to a large number of construction professionals, such as engineers, architects, contractors, construction managers and end-users all of whom will likely be involved in separate construction projects. In addition the Fiberforce products are sold to various outlets none of which account for more than 5% of Fiberforce product sales, and the Company does not anticipate that any customer will account for ten percent or more of its annual sales in the coming fiscal year.

     r.   No Backlog Orders

The Company does not have any backlog orders.

     s.   Government Contracts

The Company does not have any material contracts with the Government or any government agency and therefore does not have any exposure to these types of agreement.

     t.   Research and Development

In each of the past three fiscal years the Company has incurred expenses relating to the research and development of its Novacrete Admixture and Novacrete Repair Products. In fiscal year 1999, the Company spent approximately $30,000 on fees payable to outside independent testing laboratories that were engaged to conduct various test procedures to improve the Novacrete products and incurred approximately $60,000 in expenses for personnel and laboratory equipment. In fiscal year 1998 the Company spent approximately $40,000 on fees payable to outside testing laboratories to advance testing of the Novacrete MP and Novacrete MPR products. Other than for a brief period in 1997 in which the Company employed the services of a cement technology consultant for approximately three months, the Company did not have technical personnel on staff from January, 1997 through February, 1998 to conduct research and development on new products. In 1996, the Company spent less than $20,000 on fees payable to outside testing laboratories to advance testing of the Novacrete MP and an old formulation for a Novacrete Fast-Set product that the Company has since abandoned and replaced with a new formulation that will be marketed under the name Novacrete FC.

     u.   Environmental Compliance

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

As part of the Por-Rok acquisition, a Phase I Environmental Compliance Review was conducted at Por-Rok's Clifton, New Jersey plant and no material findings were reported.

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

     v.   Number of Employees

As of May 31, 1999, the Company, on a consolidated basis, employed ten full-time employees. Of the ten employees, two were located in the Company's principal executive offices in New York City, one was located at the Company's Cedar Grove, New Jersey sales office and seven were located at the Company's operating subsidiary, Novex Canada. Of the nine employees: four persons were in management positions, three persons were in plant operations and two person occupied administrative assistant positions. With the Por-Rok acquisition, the Company will gain two management employees and five plant employees.

     w. Financial Information About Foreign and Domestic Operations and Export Sales.

Although the Company manufactured its products through a wholly-owned operating subsidiary located in Canada it does not believe that it will be subject to any material risks attendant with it being a foreign operation.
The Canadian government is stable and democratic and the Company does not foresee any changing conditions that would adversely impact the Company. (See

Financial Information about Industry Segments). To the contrary, with the recent reduction of the Canadian dollars to the U.S. dollar the Company has benefitted by preferential exchange rates and lower cost of operations.

     x.   The Company's Future Operations

          Private Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this memorandum contain statements that are forward-looking, such as statements relating to future anticipated direction of the Company, plans for expansion, corporate acquisitions, anticipated sales growth and capital funding sources. Such forward-looking information involves risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may even materially differ from those expressed in any forward-looking statements made by or on behalf of the Company.

Upon the closing of the Por-Rok transaction, the Company will transfer the manufacturing of its Novacrete products from its Novex Canada operating facility to Por-Rok's 25,000 square foot facility located in Clifton, New Jersey. Por-Rok's fully-integrated manufacturing plant has the capacity to manufacture approximately 2 million lbs. of product per month on a single shift, which translates into roughly $8 million per annum in sales. Currently Por-Rok manufacturers 5.5 million lbs. of product, or $1.8 million in revenues per annum.

Por-Rok's facility consists of three buildings located on a 1.6 acre tract of commercially-zoned land. The main building is 15,000 square feet, of which 3,000 square feet in dedicated to office space and a reception area and the remaining 12,000 square feet in allocated to the manufacturing of Por-Rok products and the warehousing of certain raw materials. The majority of raw materials used at this facility are stored in silos affixed to the roof of the building. Through an automated raw material batching system that is controlled by a plant supervisor, the raw materials are fed through the silo system and into mixing blenders. When the raw materials have been blended into a finished product, the finished batch is forced from the blender by compressed air into an automated packaging system that packages the products into 50lb. bags. The bags are then manually stacked onto wood pallets and are prepared for shipping. In addition, certain quantities of the blended finished product are transported in large metal bins by a forklift to another packaging system that packages the blended product into 1lb., 5lb., 7lb. and 50lb. pails. Most of the smaller quantity pails are then repacked into cardboard boxes in quantities of 4-8 items per carton for distribution to hardware and retail outlets.

The other two buildings at the Por-Rok facility are approximately 5,000 square feet each and are used for warehousing supplies, raw materials and finished goods. In addition, there is another 10,000 square feet of undeveloped land that could be used to expand the manufacturing and warehousing capacity of the Por-Rok facility.

By shifting the Novacrete product manufacturing to the Por-Rok facility, the Company will have adequate space in its Novex Canada facility to inventory Novacrete, Por-Rok and Fiberforce products for distribution throughout eastern Canada. The Por-Rok facility will also be used to warehouse Fiberforce fiber inventory that will be distributed in the United States. This arrangement will enable both facilities to serve as distribution centers for all Company products and will allow for each facility and its personnel to specialize in the manufacturing of select products.

     y.   Company's Plan to Increase Sales

Although an integral component of the Company's business plan and future growth will be the acquisition of targeted companies and product lines in the building materials industry, the Company's operating strategy will be to expand sales of all its products. The Company will seek to expand its sales through a number of initiatives each of which is discussed in detail in this section.

     1.   Systems Approach to Selling Building Materials

In 1998, the Company conducted extensive "hands-on" market research which has become the underlying basis for the Company's "systems approach" to marketing building materials. End-users prefer to purchase complete repair "kits" from one manufacturer than to purchase isolated products from various manufacturers. To serve end-users that desire to purchase products that are compatible, distributors of building materials prefer to stock the products of manufacturers that produce a full line of products that are intended to be used together.

Responding to market preferences, the Company's foremost goal this year will be to grow and diversify the Company's product line. Growing through acquisitions (versus solely by research and development) will shorten the time period needed to achieve this goal, and will provide the Company with the advantage of marketing compatible products that have already gained commercial acceptance.

An everyday concrete repair project, such as the worn floor of a large industrial plant, could require a surface bonding agent, a very durable concrete repair product, a floor hardener or smoother topping product, and possibly a cure or sealing product to protect the installation from damage from water and chemicals. The Company would like to be in the position to offer its customers all of these products. They in turn, prefer to use products that are compatible and are backed by the warranty of one manufacturer. By offering all the products as a complete repair system under one warranty, the Company believes it will increase both sales of all products and its ability to attract stocking distributors that prefer to handle complete product lines.

     2.   One Label, One Store

The Company's One Label, One Store marketing program will be presented to all distribution outlets that currently stock products offered by the Company and Por-Rok.

"One Label, One Store" essentially means that the Company will be offering a diversified line of products that can be used together under one warranty and all of the Company's products will be available in most locations. One stop shopping will benefit the customer and the distributor alike by eliminating the customer's need to source products at various locations. By purchasing a wider array of products from one manufacturer, distributors will be satisfying their customers needs, eliminating the stocking logistics of using multiple vendors and will obtain volume discounts.

This program will be offered to the 300+ outlets that distribute Por-Rok products and to these new distributors and retail outlets that the Company will be pursuing. In March, the Company first introduced the One Label, One Store program to The Home Depot and, at the initiation of Home Depot's headquarters, the Company has had a second meet with the Northeastern USA Division merchandising manager and has been approved to begin marketing its Fiberforce line of products in five Home Depot stores in Ontario, Canada as soon as the Company can complete a packaging design for retail distribution. The Company currently packages its Fiberforce products in bags of 1lb. or larger for distribution to ready-mix producers.

To gain early participation into the One Label,One Store program the Company will: (i) offer early entry price discounts for distributors that purchase additional products that the Company will be offering, (ii) arrange pre-scheduled store visits to demonstrate the benefits of the new products to the distributors' customers and employees, (iii) provide point-of-purchase (POP) displays and other marketing materials to assist the distributors's sale of the new products, and (iv) coordinate mailings of marketing pieces on the One Label, One Store program to the distributors's customers.

     3.   Improve Por-Rok's Sales Organization.

Por-Rok currently markets its products by using the services of 11 manufacturing representatives. There are no full-time sales personnel to coordinate the sales and marketing function. The Company plans to dedicate one full-time sales person to work with 11 manufacturer's representatives to adequately train them on the Por-Rok and Novacrete product lines, along with other products that the Company plans to acquire and develop internally, and to make personal calls to each Por-Rok customer to promote the One Label, One Store program. In addition, the local manufacturer's representative will be responsible for making periodic follow-up calls to monitor the sales activity of the Por-Rok distribution outlets in his territory.

In addition, the Company plans to advertise its product line (including Por-Rok products) in trade journals and at trade shows.

     4.   Architect and Engineering Representative

The Company plans to hire a technical salesperson to coordinate the introduction of the Company's products to architects, engineers and contractors that write specifications for construction projects. Having its products "speced" into a job will create product demand in that the contractor that is awarded the project is required to use the specified product. In addition, as the Company's products begin to appear in construction project specifications, distributors will become more interested in stocking the Company's products as the demand for the products becomes established.

In addition, the Company plans to hire a full-time sales person in Canada and engage the services of one or two more manufacturing representatives to cover the territory consisting of Eastern Canada. The Company currently uses a manufacturers' representative located in the Province of Alberta to cover the Western provinces of Canada, principally Alberta.

     5.   Future Acquisitions

The Company is currently considering the acquisition of companies that would expand the Company's product line into specialized flooring and concrete repair products, cures and seals, moisture protection products, specialized industrial grouts, bonding agents, and other accessory products.

     6.   New Retail Channels

As part of the Company's efforts to expand sales of products in all possible distribution channels, the Company will work aggressively to expand Por-Rok's existing retail base by offering promotional discounts to other regional hardware outlets and purchasing cooperatives along with "big-box" stores like Home Depot and Lowe's.

     7.   Performance Based Compensation

The Company will increase the performance-based compensation of the 11 manufacturers' representative organizations that it will acquire with Por-Rok. By increasing the actual percentage of sales that will be paid to sales personnel as commissions and by offering them the opportunity to participate in other performance-based compensation the Company believes it will be offering the incentives needed to motivate its sales force and reduce attrition by develop long-term relationships with these individuals.

     Item 2. Properties

The Company's principal executive offices are located at 67 Wall Street, Suite 2001, New York, New York 10005, 212-825-9292, pursuant to a sublease that the Company has entered into with Dowe, Capetankis and Priete the primary tenant and a law firm in which Janet L. Dowe, spouse of Daniel W. Dowe is a partner. Mr. Dowe has no affiliation with the firm or any duties to the firm.

The Company's subsidiary, Novex Systems International, Ltd.operates from a facility housing its executive offices and a 12,500 square foot manufacturing facility located at 2525 Tedlo Street, Unit B, Mississauga, Ontario, Canada L5A 4A8, 905-566-0716. This facility is subject to a five year lease commencing on May 1, 1997 and expiring on April 30, 2002. The annual lease payments are $62,500 (CDN).

Upon the closing of The Sherwin-Williams Transaction, the Company will own all the real property, buildings and personal property being located 16 Cherry Street, Clifton, New Jersey 07014, 973-777-2307. The real property consists of a
1.58 acre tract of land with three separate buildings consisting approximately of 15,000, 6,000 and 5,000 square feet, respectively.

In June, 1998 the Company entered into a lease agreement to lease offices located at 98 Sand Park Road, Cedar Grove, New Jersey, March, for a monthly sum of $500, 973-571-0930. This lease was on a month-to-month basis and expired in August 1999 at which time the Company acquired the Por-Rok facility in Clifton, New Jersey, and relocated its Cedar Grove office to Clifton.

     Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders that was held on April 29, 1999, the following proposals were submitted to a vote of the shareholders and approved by the requisite number of votes.

I.   THE ELECTION OF DIRECTORS:

                    Nominees                                 Term
                    --------                                 ----
        Class 1: Edward J. Malloy                              1
        Class 2: William K. Lavin                              2
        Class 3: Daniel W. Dowe                                3
                 Douglas S. Friedenberg                        3

II. A proposal to change the name of the Company from Stratford Acquisition Corp. to Novex Systems International, Inc.

III. Proposals  to  adopt  various  amendments  to  the  Company's  Articles  of
     Incorporation:

     A.   authorizing the Board of Directors to issue preferred stock.

     B. authorizing the Board of Directors or 75% of the outstanding shares to amend the By-Laws of the Company;

     C. authorizing the Chairman of the Board or the Secretary within 10 days of receipt of a written request from a majority of the Board of Directors to call a special meeting of shareholders;

     D. authorizing the Board of Directors to increase to no more than twelve or decrease to no less than three the number of directors of the Company and to establish a classified board of directors;

     E. permitting 75% of the outstanding shares to remove a director for cause only and only at an annual or special meeting of shareholders called for that purpose;

     F. authorizing the Company to limit the personal liability of directors to the maximum extent permitted by law;

     G.   authorizing   the  Company  to  indemnify  the  officers,   directors,
          employees and agents of the Company to the maximum extent permitted by law; and

     H. requiring the affirmative vote of 75% of all outstanding shares to make, amend or repeal any provision in the Articles of Incorporation relating to any of the foregoing proposed resolutions which are adopted at the meeting.

IV. A proposal to redomesticate the Company from the State of Minnesota to the State of New York by way of a merger of the Company into its wholly-owned subsidiary, Novex Systems International, Inc.

V. A proposal to approve and ratify the appointment of Feldman Sherb Ehrlich & Co., P.C. (now known as Feldman Sherb Horowitz & Co., P.C.) as the Company's independent auditors.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock, $.001 par value, is traded on the Over-the-Counter Bulletin Board ("OTC") operated by the National Association of Securities Dealers under the ticker symbol HARD. The tables present the high and low closing bid prices for each of the four quarters in the fiscal year ending May 31, 1999. The quotations reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company's common stock became actively traded in July, 1995. On May 31, 1999, the closing bid price was $.20. The Company has paid no cash dividends in the fiscal year ended May 31, 1999 and does not expect to change its dividend policy in the foreseeable future.

                     Quarterly Common Stock Bid Price Ranges

Quarter                   High              Low              Last Day of Quarter
-------                   ----              ---
1st                       $.50              $.27             August 31, 1998
2nd                       $.36              $.19             November 30, 1998
3rd                       $.20              $.13             February 28, 1999
4th                       $.38              $.13             May 31, 1999

Quarter                   High              Low              Last Day of Quarter
-------                   ----              ---
1st                       $.43              $.24             August 31, 1997
2nd                       $.52              $.25             November 30, 1997
3rd                       $.28              $.19             February 28, 1998
4th                       $.77              $.20             May 31, 1998

The number of shares of common stock issued and outstanding as of May 31, 1999 and May 31, 1998 were 15,250,771 and 11,965,646, respectively. On a fully diluted basis, the number of shares of common stock issued and outstanding on May 31, 1999 was 20,918,047. The Company has approximately 1,200 shareholders holding stock in record and nominee name.

Item 6. Selected Financial Data

This table should be read in conjunction with the consolidated financial statements and Management's Discussion and Analysis of Finanical Condition and Results of Operations, provided elsewhere herein.


                                                Year End May 31,
                                   ----------------------------------------
                                       1999          1998          1997
                                   ------------  ------------  ------------

Net Sales(4):                         $321,311        $9,073            $0
Loss from
operations:                        ($1,181,253)    ($ 995,653) ($2,288,031)

Net loss from
operations
per weighted-average
share of common stock
outstanding:                             ($.10)        ($.10)         (.24)

Total Assets:                         $656,058      $318,540      $219,533

Long-Term Obligations:                $772,582            $0      $315,000

Cash Dividends:                             $0            $0            $0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

1999 vs. 1998

The fiscal year ending May 31, 1999 was the first year in which the Company was not in the development stage for the entire year. In addition, the Company closed one acquisition, Arm Pro, Inc., and signed another contract to purchase Por-Rok which transaction closed after the fiscal year on August 13, 1999. In this past year the Company generated $321,311 in Net sales which excludes Fiberforce sales during the first quarter, which is the strongest period for fiber sales, on account of the acquisition having closed on September 16, 1998. The Company generated a loss from operations of $1,181,253 of which $122,315 was attributable to non-cash stock compensation.

As the operating analysis indicates the Company has formally emerged from the development stage but was still required to rely on funds from external sources to cover its cash shortfall from operations. To maintain a positive cash balance the Company upon the acquisition of Arm Pro, Inc.'s common stock, the Company acquired assets that included the bank accounts owned by Arm Pro which had a balance of $158,000 at the closing. This cash, along with the $175,000 balance from the $800,000 debenture that was sold to purchase Arm Pro, Inc. for $610,000, plus transaction expenses, was used to fund the Company's operations. To cut costs the employment of four persons having occupied administrative and sales positions were terminated. The increase in general and administrative costs of approximately $400,000 is primarily due to the ArmPro acquisition.

In the 1999 fiscal period, other than for approximately $75,000 derived from sales of Novacrete products, sales were generated from the Company's Fiberforce line of products. Despite the lower than expected level of sales in what was

--------
(4)  The Company was in the development stage until Spring 1998.

first post-development stage year of operation for NovaCrete products, the Company did exceed its targeted gross margin of 60% of net sales by generating a 65% gross margin, or $208,006 on sales of $321,311.

On May 31, 1999 the Company had $252,785 in current assets and $80,914 of property and equipment and goodwill of $316,300. The increase in good will was attributable to the excess of the purchase price for Arm Pro, Inc. over the net assets acquired in the transaction.

As of May 31, 1999, the Company had $221,707 in inventory. Of this amount, $113,288 consisted of raw materials, $3,217 consisted of work in progress and $105,202 consisted of finished goods. A substantial amount of the raw material inventory consists of the 600,000 lbs. of one raw material that is used in the Novacrete Admixture. The finished goods inventory consists of 55lb. bags of Novacrete Repair Products that are stacked on wood pallets with each pallet containing 56 bags and bags of Fiberforce products that are packed in cardboard boxes. In the increase in inventory from was primarily attributable to new inventory of Fiberforce products and a build up of Novacrete products.

The Company had $1,579,444 in total liabilities at the end of the fiscal year which was an increase of 119% over the prior year. The majority of the increase in liabilities resulted from the Company's sale of an $800,000 note to acquire Arm Pro, Inc. and a note for $250,000 that was sold to the holder of the $800,000 note to provide additional working capital to the Company.

As part of the Por-Rok transaction, the holder of the $800,000 note agreed to convert the principal amount of the note into common stock at $.17 per share. The $250,000 working capital note was to be satisfied in full from the proceeds of the $750,000 line of credit that the Company secured on August 13, 1999.

The increase in accounts payable and accrued expenses was directly attributable to the Company's expansion of its operations in the current fiscal year.

As part of the Por-Rok transaction, the current portion of long-term debt of $393,548 net of the $250,000 working capital note will be converted into common stock. (See Subsequent Events.)

1998 vs. 1997

After the senior management change in November, 1997, the Company significantly advanced its plans to move from the development stage to the operating stage. On March 15, 1997 the Company officially began commercial levels of production of its Novacrete products and recorded its first truckload shipment of product in April, 1998, which was to a construction products distributor in Canada. In addition in May, 1998, the Company sold its first truckload of product to a distributor in the United States. As a result of this activity, which began just two and one-half months prior to the close of this fiscal year the Company recorded $9,073 in gross revenues for the one truckload sales that took place in April. The truckload that was ordered in May was not shipped until early June and appears as revenue in the first quarter of the 1999 fiscal year. Although this increase in gross revenues represents a 100% increase over the operating results in 1997, the percentage increase should be viewed in light of the fact that the Company recorded $0 in gross revenue in the previous fiscal year and had very little capability in the previous year to sell its products, although it did have inventory for sale.

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

From June 1, 1997 to January, 1998 the Company's operations were funded through sales of its common stock to affiliated and non-affiliated parties. In December, 1997, the Company under the direction of its current President and

Chief Executive Officer announced a 60 Day Plan to advance the Company from the development stage. In February, 1998, the Company sold a 10% $550,000 Debenture that matured on October 31, 1998, to three non-affiliated persons who also received warrants to purchase 1,100,000 share of common stock at the exercise price of $.30 per share for a three year period. The proceeds of this debenture were used principally to purchase the industrial blending and bagging equipment that was installed in the Company's operating subsidiary in March 1998, to renovate the Company's offices and for working capital to fund the Company's operations until sales of its product could materialize.

Operating costs relating to general and administrative cost decreased from $927,106 in 1997 to $810,516 in 1998 or 12% from the previous year. The decrease in operating costs was attributable primarily to the reduction of personnel from November, 1997 to February, 1998, when the Company began to increase its payroll with new personnel and with better management of the Company's resources. In addition non-cash costs attributable to the issuance of stock compensation decreased substantially in 1998 to $180,405 when compared to the $1,360,580 incurred in 1997. The Company fully expects this trend to continue since new management has terminated the stock option plan that was initiated in 1996 and which resulted in the excessive issuance of common stock to insiders at below market prices. In 1998, the Company incurred $17,548 of interest expenses versus $12,917 in the previous year and $15,267 of foreign currency losses versus $3,144 in the previous year. In addition the Company amortized debt discount of $84,535 in 1998 which resulted from the issuance of warrants to holders of the debenture that was sold in February, 1998.

The net result of operations increase in operating expenses over revenues resulted in a loss from operations of $1,112,594 as compared to a loss from operations of $2,303,778 in 1997.

On  account  of the  changes  that the  Company  made to  expand  and  equip its operating facility and to recruit experienced personnel to oversee the technical, operational and marketing aspects of the Company's business and the closing of the pending ARM PRO acquisition (See Subsequent Events) the Company believes that the fiscal year ending May 31, 1999, could result in material increases in revenue.

Liquidity and Financial Resources

The Company ended the 1999 fiscal year with nominal liquidity and a $1,181,253 in operating losses. However, since the Company has begun to sell its products in commercial quantities to large distributors of construction products and to ready-mix concrete producers it anticipates that it will have substantially improved its liquidity from operations to cover its expenses. In addition, as part of the Por-Rok acquisition the Company obtained a $750,000 secured line of credit from Dime Commercial Corp. With the Por-Rok acquisition the Company will also be acquiring a mature line of products having a historical level of sales in the $2 million range, net income of $201,000 and positive cash flow of $350,000. Based on the Company's targeted gross margin of 60% of net sales the Company will need to generate approximately $3,000,000 of gross revenues to break-even before interest and debt retirement. Although the Company substantially under performed this level of sales in 1999, the Arm Pro, Inc. and Por-Rok acquisitions along with the additional year of marketing the Novacrete products are expected to significantly enhance the Company's prospects for sales in 2000.

In September, 1998 the Company sold a 9% $800,000 Debenture to an entity that had purchased $500,000 of the Debenture that was sold by the Company in February 1998. The holder agreed to convert the principal amount of the $500,000 debenture which was due to mature on October 31, 1998 into the Company's common stock at a rate equal to the average of the eleven lowest closing trading prices during the month of October, 1998.

Of the $800,000 note, $610,000 was used to purchase ARM PRO Inc. The balance of the proceeds was used for working capital, transaction expenses and primarily to move the ARM PRO operations to the Company's Mississauga Canada facility.

In addition, Montcap Financial Corporation advanced to the Company's wholly-owned subsidary $70,000 that is secured by substantially all the asests of the Subsidiary. One director loaned the Company $145,000 in notes during the summer of 1998 to assist with cashflow shortfalls prior to the Company's acquisition of Arm Pro and the Company received a bridge loan of $250,000 during February 1999. (See Footnotes to Financial Statements)

Inflation and Changing Prices

The Company does not foresee any risks associated with inflation or price increases in the near future. In addition the raw materials that are used in the manufacturing of the Company's products are available locally through many sources and are generally commodity items. Because the Company's operations are in Canada, the devaluation of the Canadian dollar against the U.S. dollar has allowed the Company to manufacture its products less costly for the sales made in the United States and that any funds raised through the sale of securities are U.S. dollar denominated and then transferred to the Canadian subsidiary at favorable exchange rates. As such, while the Company has exposure to inflation, in the very near future it does not believe that inflation will bear significantly on its financial position.

Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two-digit entries to represent years in the date code field. Computer systems and products that do not accept four-digit year entries will need to be upgraded or replaced to accept four-digit entries to distinguish years beginning with 2000 from prior years. Management is in the process of becoming compliant with the Year 2000 requirements and believes that its management information system will be compliant on a timely basis. The Company currently does not anticipate that it will experience any material disruption to its operations as a result of the failure of its management information system to be Year 2000 compliant. There can be no assurance, however, that computer systems operated by third parties, including customers, vendors, credit card transaction processors, and financial institutions, with which the company's management information system interface will continue to properly interface with the company's system and will otherwise be compliant on a timely basis with Year 2000 requirements. The Company currently is developing a plan to evaluate the Year 2000 compliance status of third parties with which its system interfaces. Any failure of the Company's management information system or the systems of third parties to timely achieve Year 2000 compliance could have a material adverse effect on the company's business, financial condition, and operating results. The Company has not yet established a contingency plan in the event that it is unable to correct the Year 2000 problem.

Item 8. Financial Statements and Supplementary Data
                                                                   Page

Index to Consolidated Financial Statements                         F-1

Independent Auditors Report                                        F-2

Financial Statements:

Consolidated Balance Sheets as of May 31, 1999 and 1998            F-3

Consolidated Statements of Operations for the years ended          F-4
May 31, 1999, 1998 and 1997

Consolidated Statements of Changes in Shareholders' Equity         F-5
(Deficiency) for the years ended May 31, 1999, 1998, and 1997

Consolidated Statements of Cash Flows for years ended May 31,      F-6
1999, 1998 and 1997

Notes to Consolidated Financial Statements                         F-7 - 21

Financial Statement Schedules
-----------------------------

Schedule II - Valuation and Qualifying Accounts                    F-22

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated
Financial Statements or Notes thereto.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page

Independent Auditors' Report                                              F-2

Consolidated Balance Sheets
        as of May 31, 1999 and 1998                                       F-3

Consolidated Statements of Operations
       for the years ended  May 31, 1999, 1998 and  1997                  F-4

Consolidated Statement of Changes in Shareholders' Equity (Deficiency)
       for the years ended May 31, 1999, 1998, and 1997                   F-5

Consolidated Statements of Cash Flows
       for the years ended May 31, 1999, 1998 and 1997                    F-6

Notes to Consolidated Financial Statements                                F-7-21


Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts                           F-22

  Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
Novex Systems International, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Novex Systems International, Inc. and Subsidiary (Formerly Stratford Acquisition Corp. and Subsidiary) as of May 31, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' equity (deficiency) and cash flows for the years ended May 31, 1999, 1998, and 1997. We have also audited the financial statement schedule on page F-22. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novex Systems International, Inc. and Subsidiary (Formerly Stratford Acquisition Corp. and Subsidiary) as of May 31, 1999 and 1998 and the consolidated results of its operations, changes in shareholders' equity (deficiency) and cash flows for the years ended May 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement
schedule   referred  to  above,   when  considered  in  relation  to  the  basic
consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                          /s/ Feldman Sherb Horowitz & Co., P.C.
                                          Feldman Sherb Horowitz & Co., P.C.
                                          Certified Public Accountants

New York, New York
September 8, 1999

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                     May 31,
                                                          --------------------------
                                                             1999            1998
                                                          -----------    -----------
CURRENT ASSETS:
     Cash and cash equivalents                            $     1,788    $    49,108
     Accounts receivable, net of allowance for doubtful        20,690          9,250
         accounts of $890 in 1999 and $0 in 1998
     Inventory                                                221,707        122,134
     Other receivables                                           --           17,367
     Prepaid expenses and other current assets                  8,600          2,801
                                                          -----------    -----------

         Total Current Assets                                 252,785        200,660

PROPERTY AND EQUIPMENT, net of
     accumulated depreciation and amortization                 80,914        106,598

GOODWILL, net of accumulated amortization                     316,300           --

OTHER ASSETS                                                    6,059         11,282
                                                          -----------    -----------

                                                          $   656,058    $   318,540
                                                          ===========    ===========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Due to factor                                        $    56,700    $      --
     Current portion of long term debt                        393,548        520,470
     Accounts payable                                         241,424         84,968
     Advances from shareholder                                   --           37,000
     Accrued interest                                          63,729         17,515
     Accrued expenses and other current liabilities            51,461         59,632
                                                          -----------    -----------

         Total Current Liabilities                            806,862        719,585
                                                          -----------    -----------

COMMITMENTS AND CONTINGENCIES

LONG TERM DEBT, net of current portion                        772,582           --

SHAREHOLDERS' DEFICIENCY:
     Common stock -  $0.001 par value
         50,000,000 shares authorized
         15,250,771 and 11,965,646 shares
         issued and outstanding, respectively                  15,251         11,966
     Additional paid-in capital                             4,386,387      3,519,673
     Accumulated deficit                                   (5,325,024)    (3,932,684)
                                                          -----------    -----------

         Total shareholders' deficiency                      (923,386)      (401,045)
                                                          -----------    -----------

                                                          $   656,058    $   318,540
                                                          ===========    ===========

                 See notes to consolidated financial statements.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Year ended May 31,
                                                           --------------------------------------------
                                                               1999            1998         1997
                                                           ------------    ------------    ------------
NET SALES                                                  $    321,311    $      9,073    $       --
COST OF GOOD SOLD                                               113,305            --              --
                                                           ------------    ------------    ------------
GROSS PROFIT                                                    208,006           9,073            --
                                                           ------------    ------------    ------------

OPERATING EXPENSES:
     General and administrative costs                         1,211,760         810,516         927,106
     Depreciation and amortization                               55,184          13,805             345
     Stock compensation costs                                   122,315         180,405       1,360,580
                                                           ------------    ------------    ------------
         TOTAL OPERATING EXPENSES                             1,389,259       1,004,726       2,288,031
                                                           ------------    ------------    ------------

LOSS FROM OPERATIONS                                         (1,181,253)       (995,653)     (2,288,031)
                                                           ------------    ------------    ------------

OTHER INCOME (EXPENSES):
     Interest income                                                335             409             314
     Interest expense                                           (82,730)        (17,548)        (12,917)
     Stock issued for payment of interest expense               (15,175)           --              --
     Amortization of debt discount                             (146,674)        (84,535)           --
     Foreign currency gain (loss)                                33,157         (15,267)         (3,144)
                                                           ------------    ------------    ------------
        TOTAL NET OTHER EXPENSES                               (211,087)       (116,941)        (15,747)
                                                           ------------    ------------    ------------

NET LOSS                                                   $ (1,392,340)   $ (1,112,594)   $ (2,303,778)
                                                           ============    ============    ============

BASIC NET LOSS PER COMMON SHARE                            $      (0.10)   $      (0.10)   $      (0.24)
                                                           ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING                                     13,720,171      11,472,508       9,590,212
                                                           ============    ============    ============



                 See notes to consolidated financial statements.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)



                                                                Common Stock            Additional
                                                        --------------------------        Paid-in      Accumulated
                                                          Shares          Amount          Capital         Deficit          Total
                                                        -----------     -----------     -----------     -----------     -----------
BALANCE, May 31, 1996                                     7,801,950     $     7,802     $   975,494     $  (516,312)    $   466,984

Sale of common stock                                      1,513,500           1,514         266,015            --           267,529
Issuance of common  stock
    for services                                            626,531             627       1,171,287            --         1,171,914
Issuance of options
    for services                                               --              --           128,666            --           128,666
Issuance of common  stock
    for compensation                                        171,400             171          59,829            --            60,000
Net loss                                                       --              --              --        (2,303,778)     (2,303,778)
                                                        -----------     -----------     -----------     -----------     -----------
BALANCE, May 31, 1997                                    10,113,381          10,114       2,601,291      (2,820,090)       (208,685)

Sale of common stock                                        720,750             721         258,521            --           259,242
Issuance of common  stock
    for services                                            295,000             295          47,505            --            47,800
Issuance of common  stock
    for debt                                                988,824             989         325,533            --           326,522
Issuance of common  stock
    for compensation                                        331,441             331          98,119            --            98,450
Redemption of common stock                                 (483,750)           (484)            484            --              --
Value of warrants issued with debt                             --              --           154,065            --           154,065
Value of warrants and options issued
    for services                                               --              --            34,155            --            34,155
Net loss                                                       --              --              --        (1,112,594)     (1,112,594)
                                                        -----------     -----------     -----------     -----------     -----------
BALANCE, May 31, 1998                                    11,965,646          11,966       3,519,673      (3,932,684)       (401,045)

Sale of common stock                                        300,000             300          97,700            --            98,000
Issuance of common  stock
    for services                                            179,164             179          48,437            --            48,616
Issuance of common  stock
    for debt                                              2,730,737           2,731         562,444            --           565,175
Issuance of common  stock
    for compensation                                        195,224             195          66,555            --            66,750
Redemption of common stock                                 (120,000)           (120)            120            --              --
Value of options issued for services                           --              --             6,949            --             6,949
Value of warrants issued with debt                             --              --           106,014            --           106,014
Cancellation of options issued for services                    --              --           (21,505)           --           (21,505)
Net loss                                                       --              --              --        (1,392,340)     (1,392,340)
                                                        -----------     -----------     -----------     -----------     -----------
BALANCE, May 31, 1999                                    15,250,771     $    15,251     $ 4,386,387     $(5,325,024)    $  (923,386)
                                                        ===========     ===========     ===========     ===========     ===========


                 See notes to consolidated financial statements.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Years ended May 31,
                                                                                      ---------------------------------------------
                                                                                         1999             1998             1997
                                                                                      -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $(1,392,340)     $(1,112,594)     $(2,303,778)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                                                  55,184           13,805              345
            Common stock and options issued for payment
              of services and compensation                                                122,315          146,250        1,231,914
            Common stock issued for payment of interest expense                            15,175           11,522             --
            Options issued as payment for services                                           --             34,155          128,666
            Cancellation of options for services                                          (21,505)            --               --
            Amortization of debt discount                                                 146,674           84,535             --
     Changes in assets and liabilities, net of the
         effect from acquisition:
            Accounts receivables                                                          (11,440)          (9,250)            --
            Inventory                                                                     (99,573)          21,179         (143,313)
            Other receivables                                                              17,367           23,212          (28,711)
            Prepaid and other current assets                                               (5,799)          (2,801)            --
            Refundable deposits                                                              --               --            178,148
            Other assets                                                                    5,223           (1,147)         (10,135)
            Accounts payable                                                              156,456           26,404           53,305
            Accrued interest                                                               46,214            5,868           12,077
            Accrued expenses and other current liabilities                                 (8,171)          16,625           35,205
                                                                                      -----------      -----------      -----------


NET CASH USED IN OPERATING ACTIVITIES                                                    (974,220)        (742,237)        (846,277)
                                                                                      -----------      -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment                                            (15,564)        (118,246)          (2,503)
         Sale (purchase) of marketable securities                                            --             13,250          (13,250)
         Acquisition of business, net of cash acquired                                   (330,236)            --               --
                                                                                      -----------      -----------      -----------

NET CASH USED IN INVESTING ACTIVITIES                                                    (345,800)        (104,996)         (15,753)
                                                                                      -----------      -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
         Due to factor                                                                     56,700             --               --
         (Decrease) increase in advance from shareholders                                 (37,000)          37,000          134,405
         Proceeds from debt financing                                                   1,155,000          480,470          265,230
         Proceeds from issuance of debt with warrants                                        --             69,530           49,770
         Proceeds from issuance of debt without warrants                                     --             40,000             --
         Proceeds from the sale of common stock
            and exercise of options                                                        98,000          259,243          267,529
                                                                                      -----------      -----------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                               1,272,700          886,243          716,934
                                                                                      -----------      -----------      -----------


NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                     (47,320)          39,010         (145,096)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF YEAR                                                                     49,108           10,098          155,194
                                                                                      -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $     1,788      $    49,108      $    10,098
                                                                                      ===========      ===========      ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
                   Interest                                                           $    36,513      $       691      $     1,269
                                                                                      ===========      ===========      ===========
                   Income taxes                                                       $       689      $       689      $      --
                                                                                      ===========      ===========      ===========
         Non-cash financing and investing activities:
                Conversion of debt to equity                                          $   550,000      $   315,000      $      --
                                                                                      ===========      ===========      ===========

                 See notes to consolidated financial statements.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1999, 1998 and 1997


1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

     Novex Systems International, Inc. (the "Company") and, through its wholly owned subsidiary Novex Systems International, Ltd., (the "Subsidiary") is engaged in the business of manufacturing and marketing a proprietary admixture for enhancing cement based products (hereinafter referred to as "Novacrete"), various finished products for concrete repair and flooring projects, and the manufacturing and marketing of polypropylene fibers used in concrete products.

     During January, 1997, the Company acquired 100% of the outstanding stock of Novacrete Technology (Canada) Inc., a newly created company established to manufacture and distribute the Company's Novacrete product line.

     During September, 1998, the Company acquired all the issued and outstanding common stock of Arm Pro Inc., ("Arm Pro") located in Ontario, Canada. Arm Pro manufactures and markets polypropylene fibers which are blended into cementitious products to provide secondary reenforcement and to reduce cracking.

     In December, 1998, Arm Pro was merged into the Subsidiary, the surviving corporation.

     In fiscal 1999, the Company and the Subsidiary (Formerly Novacrete Technology (Canada), Inc.) were renamed to Novex Systems International, Inc. and Novex Systems International, Ltd., respectively. The Company, at this time reincorporated itself from the state of Minnesota to the state of New York.

     During fiscal 1998 and 1997, the Company was a development stage enterprise and in fiscal 1999, the Company and its wholly owned Subsidiary emerged from the development stage.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1999, 1998 and 1997

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Principles of consolidation - The consolidated financial statements include the accounts of the Company and its Subsidiary (hereinafter referred to as the "Companies"). All material intercompany transactions and balances have been eliminated.

     (b) Cash and Cash Equivalents - The Companies maintains funds in both US and Canadian financial institutions. The Company considers highly-liquid investments with maturities of three months or less to be cash and cash equivalents.

     (c) Income Taxes - The Companies utilizes the asset and liability method of accounting for income taxes as set forth in FASB Statement No.109, "Accounting for Income Taxes". Under the asset and liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     (d) Property and Equipment - Property and equipment are recorded at cost. Depreciation is provided on the straight-line method based upon the estimated useful lives of the respective assets. Property and equipment are being depreciated over a period of five years. Maintenance, repairs and minor renewals are charged to operations as incurred, whereas the cost of significant betterments is capitalized. Upon the sale or retirement of property and equipment, the related costs and accumulated depreciation are eliminated from the accounts and gains or losses are reflected in operations.

     (e) Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

     (f) Fair Value of Financial Instruments - The carrying value of cash and cash equivalents, accounts receivable, other receivables, due to factor, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of long-term debt was also estimated to approximate fair value.

     (g) Loss Per Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the years ended May 31, 1999, 1998 and 1997, diluted loss per share is the same as basic.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1999, 1998 and 1997


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (h) loss per share since the inclusion of stock options and warrants would be antidilutive.

     (i) Foreign Currency Translation - The Subsidiary functional currency is the US dollar and therefore translates the nonmonetary assets and liabilities at the historical exchange rates, while monetary assets and liabilities are translated at the current exchange rates in effect at the balance sheet date. Sales and expenses are translated at the weighted average exchange for the year. Accordingly, all gains and losses arising from foreign currency translation have been recorded in the accompanying consolidated statements of operations.

     (j) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (k) Reclassification - Certain reclassifications have been made to the 1998 consolidated financial statements in order to conform with the 1999 presentation.

     (l) Impairment of Long-Lived Assets - The Company reviews long-lived assets, certain identifiable assets and goodwill related to those assets on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At May 31, 1999, the Company does not believe that any impairment has occurred.

3.   CONCENTRATION OF CREDIT RISK

     (a)  Cash and Cash Equivalents

          The Companies maintains cash balances at several commercial banks. Accounts at these financial institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

     (b)  Accounts Receivable

          The concentration of credit risk in the Company's accounts receivable is mitigated by the Company's credit evaluation process, credit limits, monitoring procedures and reasonably short collection terms. Credit losses have been within management's expectations and the Companies does not require collateral to support accounts receivable.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1999, 1998 and 1997


4.   INVENTORY


     Inventories at May 31, 1999 and 1998, consists of the following:


                                                       1999                1998
                                                    --------            --------
Raw Material                                        $113,288            $ 76,276
Work in Progress                                       3,217                 440
Finished Goods                                       105,202              45,418
                                                    --------            --------
                                                    $221,707            $122,134
                                                    ========            ========

5.   PROPERTY AND EQUIPMENT

     Property and equipment at May 31, 1999 and 1998, consists of the following:


                                                       1999              1998
                                                    ---------         ---------
Property and equipment                              $ 231,095         $ 103,247
Leasehold Improvements                                 17,330            17,330
                                                    ---------         ---------
                                                      248,425           120,577
Less: accumulated depreciation
        and amortization                             (167,511)          (13,979)
                                                    ---------         ---------
                                                    $  80,914         $ 106,598
                                                    =========         =========

6.   GOODWILL

     Goodwill arose in connection with the acquisition of Arm Pro by the Company in September, 1998, and is being amortized on the straight-line method over 10 years. As of May 31, 1999, goodwill, net of accumulated amortization of $30,795, is $316,300 (see Note 15).

7.   DUE TO FACTOR

     During February 1999, the Subsidiary entered into a commercial factoring arrangement, with a Canadian financial institution, where they sold certain accounts receivable to the commercial factor, with recourse. In addition, this arrangement provides for advances based on working capital requirements. Advances bear interest at the commercial factor's prime rate plus one thousand four hundred and twenty five basis points (20.50% at May 31, 1999).

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1999, 1998 and 1997

7.   DUE TO FACTOR (Continued)

     At May 31, 1999, receivables assigned to the factor were offset against factor advances of approximately $70,000.

     Advance availability is limited to the lesser of 75% of eligible inventory, not to exceed $25,000 (Canadian dollars), or 25% of the lower of cost or market value of the eligible inventory, not to exceed $25,000 (Canadian dollar), plus 25% of the appraised value of the Subsidiary's equipment.

     The arrangement is collateralized by substantially all assets of the Subsidiary and is guaranteed by the Company. The arrangement also requires that the benefits of the Subsidiary's business insurance be assigned to the commercial factor.

8.   ADVANCES FROM SHAREHOLDERS

     During fiscal 1998, the Company was advanced $37,000 from existing shareholders to provide working capital for operations. In fiscal 1999, the Company issued 100,000 shares of its common stock as payment for the funds advanced in 1998.

9.   INCOME TAXES

     At May 31, 1999, the Company had federal, state and city net operating loss carryforwards of approximately $3,175,000 resulting from accumulated operating losses through fiscal 1999. At May 31, 1999 and 1998, the Company have net deferred tax assets of approximately $1,260,000 and $848,000, respectively. The Company has established a valuation allowance for the full amount of such net deferred tax assets at May 31, 1999 and 1998, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

     The Company's wholly owned subsidiary has not had to pay Canadian income taxes as they have generated operating losses since its inception.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1999, 1998 and 1997

10.  LONG TERM DEBT

     At May 31, long-term debt consists of:


                                                          1999          1998
                                                       ----------     ----------
Debentures payable (a)                                 $     --       $  550,000
Notes payable (b)                                          40,000         40,000
Debentures payable (c)                                    800,000           --
Debenture payable (d)                                     250,000           --
Notes payable (e)                                         105,000           --
                                                       ----------     ----------
                                                        1,195,000        590,000
Less: Unamortized discount on debentures                   28,870         69,530
                                                       ----------     ----------
                                                        1,166,130        520,470
Less: Current portion                                     393,548        520,470
                                                       ----------     ----------
                                                       $  772,582     $     --
                                                       ==========     ==========

     (a) At May 31, 1998, the Company was obligated to debenture holders for $550,000 with 1,100,000 detachable stock warrants exercisable at $0.30. A total of $104,296 was allocated to the warrant portion of the debt, with an un-amortization discount of $69,530 at year end resulting in a net note payable of $480,470. The debentures bore interest at 10% per annum and were converted with accrued interest of $15,175 into 2,730,737 shares of common stock in October, 1998, (see
          Note 11(d)).

     (b) In May 1998, the Company issued notes payable for a total of $40,000, to parties associated with a director of the Company, that bear interest at 10% per annum. The principal of the notes and all outstanding interest are due 90 days from the date of issuance. Interest on the notes, are payable with the Company's common stock at the rate of $0.40 per share. Furthermore, if the notes are not fully satisfied at the maturity date, the Company is obligated to grant half of a warrant to purchase one share of its common stock for each dollar of the outstanding principal. As of May 31, 1999, these notes have not been satified (see Note 17).

     (c) These debentures from September 4, 1998, bear interest at 9% per annum and mature on September 4, 2000. There are 1,500,000 stock warrants, exercisable at $0.45, with an expiration date of two years from the date of the notes' issuance. A total of $ 104,241 was allocated to the warrant portion of the debt, with an un-amortized discount of $27,417 as of May 31, 1999 (see Note 17).

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1999, 1998 and 1997

10.  LONG TERM DEBT (Continued)

     (d) This debenture from February 25, 1999, bears interest at 15% per annum and matures on May 31, 1999. There are 150,000 stock warrants attached, exercisable at $0.45, with an expiration date of two years from the date of the notes' issuance. A total of $1,773 was allocated to the warrant portion of the debt, with an un-amortized discount of $1,453 as of May 31, 1999 (see Note 17).

     (e) At various dates during fiscal 1999, the Company issued promissory notes payable for a total of $105,000 to parties associated with a director of the Company, that bear interest at 10% per annum. The principal of the notes and all outstanding interest are due 90 days from the date of issuance. Interest on the notes, are payable with the Company's common stock at the rate of $0.40 per share. Furthermore, if the notes are not fully satisfied at the maturity date, the Company is obligated to grant half of a warrant to purchase one share of its common stock for each dollar of the outstanding principal. As of May 31, 1999, these notes have not been satified (see Note 17).

11.  SHAREHOLDERS' EQUITY

     (a) During fiscal 1996, former management of the Company issued 1,800,000 shares for an amount that present management is unable to determine. The Company has been contacting the registered shareholders to determine if appropriate consideration was received for these shares. The shares have been recorded as outstanding with no consideration received for their issuance. During the years ended May 31, 1999 and 1998, a total of 120,000 and 483,750 shares of common stock, respectively, were returned by the registered shareholders and have been canceled by the Company. The Company intends to continue to pursue litigation against the remaining shareholders who it alleges have received securities without paying fair consideration to the Company.

     (b) During fiscal 1997, the Company issued 500,000 shares of common stock for the purchase of the Novacrete Admixture formulation.

          During fiscal 1997, the Company's president, at the time, accepted 171,400 shares of the Company's common stock as partial payment for his annual salary. The shares issued were based on $60,000 of compensation and the remaining unpaid compensation of $31,250 was included in accrued expenses and other current liabilities at May 31, 1997. During fiscal 1998, the Company issued 97,665 shares of common stock as payment for the $31,250 in compensation owed to him.

          During fiscal 1997, the Company issued 126,531 shares as consideration for various services.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1999, 1998 and 1997

11.  SHAREHOLDERS' EQUITY (Continued)

     (c) During fiscal 1998, the Company issued 295,000 shares of its common stock as payment for services provided by the current president prior to assuming his role as a Company officer, and to a financial consultant. These shares were valued at prices ranging from $0.14 to $0.40 per share.

          In fiscal 1998, the Company issued 331,441 of its common stock to its former and current president as compensation. These shares were valued at a price range of $ .20 to $ .35 per share.

          The Company issued 988,824 shares of its common stock as full payment for the notes payable of $315,000 plus accrued interest of $11,522 during fiscal 1998.

          During fiscal 1998, the Company sold 720,750 shares of its common stock to various shareholders, at market prices ranging from $ .24 to $ .40 per share to raise working capital.

     (d) During fiscal 1999, the Company issued 96,474 shares of its common stock as compensation to three board members for their services. These shares were valued at prices ranging between $ .25 to $ .40 per share.

          The Company issued 98,750 shares of its common stock to various employees as a work incentives during fiscal 1999. These shares were valued at prices ranging from $ .30 to $ .44 per share.

          The Company issued 179,164 shares of its common stock for consulting services during fiscal 1999. These shares were valued at prices ranging from $.25 to $.33 per share.

          During fiscal 1999, the Company issued 2,730,737 shares of its common stock as full payment for debentures payable of $550,000 plus accrued interest of $15,175 (see note 10(a)).

          During fiscal 1999, the Company sold 300,000 shares of its common stock to various shareholders, at market prices ranging from $ .29 to $ .37 per share to raise working capital.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1999, 1998 and 1997

12.  STOCK OPTIONS

     The following table summarizes the activity with regard to options and warrants for the years ended May 31, 1999, 1998, and 1997 (See page F-16 for chart references).

                                              Stock Options                                          Warrants
                         ---------------------------------------------        ---------------------------------------------
                                            Exercise                                             Exercise
                            Shares            Price         Exercisable         Shares            Price         Exercisable
                         -----------      -----------       -----------       ---------        -----------      -----------
Outstanding at
May 31, 1996                        --     $         --              --               --        $         --            --
           Granted                  --               --              --  (3)      768,000               0.50        768,000
           Exercised                --               --              --          (768,000)                --       (768,000)
           Granted                  --               --              --  (3)       91,504               0.50         91,504
                           -----------      -----------       ---------         ---------        -----------      ---------
Outstanding at
May 31, 1997                         -                -               -            91,504               0.50         91,504
   (1)     Granted           1,727,772             0.50       1,727,772 (2)       308,000               0.35        308,000
   (3)     Granted              40,000             0.25          40,000 (3)        60,000               0.50         60,000
   (1)     Granted             300,000             0.40         300,000 (2)     1,100,000               0.30        308,000
   (1)     Granted              25,000             0.30          25,000                 -                  -              -
   (3)     Granted              20,000             0.25          20,000                 -                  -              -
   (1)     Granted              65,000             0.35          65,000                 -                  -              -
   (3)     Granted              25,000             0.31          25,000                 -                  -              -
                           -----------      -----------       ---------         ---------        -----------      ---------
Outstanding at
May  31, 1998                2,202,772      0.25 - 0.50       2,202,772         1,559,504        0.30 - 0.50      1,559,504
   (1)     Granted             195,000             0.40         195,000 (2)     1,650,000               0.45      1,650,000
   (1)     Granted             100,000             0.45         100,000 (2)         5,000               0.20          5,000
   (1)     Granted              12,500             0.30          12,500                 -                  -              -
   (1)     Granted              27,500             0.50          27,500                 -                  -              -
   (3)     Canceled            (60,000)           (0.25)        (60,000)                -                  -              -
   (3)     Canceled            (25,000)           (0.31)        (25,000)                -                  -              -
                           -----------      -----------       ---------         ---------        -----------      ---------
Outstanding at
May  31, 1999                2,452,772     $0.25 - 0.50       2,452,772         3,214,504      $ 0.20 - 0.50      3,214,504
                           ===========      ===========       =========         =========        ===========      =========

     (1)  issued for employee services, including directors fees
     (2)  issued with debt
     (3)  issued for consulting services

     During fiscal 1997, stock options were granted and exercised by certain individuals and organizations for insufficient consideration according to current management and therefore no amount was originally recorded in the accompanying consolidated financial statements. The Company is currently seeking to have all shares issued to these parties returned and canceled.

     On April 1, 1998, the Company's board of directors approved a resolution to adopt a Non-Qualified Stock Option Plan which shall be subject to shareholder approval to become effective. During fiscal 1999, the Company's board of directors and management decided not to establish a Non-Qualified Stock Option Plan and therefore no formal shareholder approval will be required.

     The Company granted 135,000 options and warrants to various consultants for services rendered during the year ended May 31, 1998. The options and warrants expire five years from the date of grant and have an exercise price ranging from $ .25 to $ .50 per share. The Company has recorded $34,155 in consulting expenses in the accompanying consolidated statement of operations.

     During fiscal 1999, the Company granted 100,000 options for services. The Company has recorded $6,949 in consulting expenses in the accompanying consolidated statement of operations.

13.  STOCK-BASED COMPENSATION

     The Company accounts for its stock option plans under APB No. 25, "Accounting for Sock Issued to Employees," ("APB 25"), under which no compensation cost is recognized. In fiscal 1997, the Company adopted SFAS no. 123 "Accounting for Stock-Based

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1999, 1998 and 1997

13.  STOCK-BASED COMPENSATION (Continued)

     Compensation" ("SFAS 123") for disclosure purposes; accordingly, no compensation has been recognized in the results of operations for its stock option plan as required by APB 25, other than for options and warrants issued for services or with debt. The valuation for options and warrants issued for services during the years ended May 31, 1999, 1998, and 1997 was $6,949, $34,155 and $128,666 respectively. The valuation for options and warrants issued with debt during the years ended May 31, 1999, 1998, and 1997 was $106,014, $154,065 and $0, respectively.

     For disclosure purposes, the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during fiscal year ended May 31, 1999, 1998 and 1997 respectively: annual dividends of $0; expected volatility of 50%; risk free interest rate of 6%; and expected lives ranging from 2.5 to 5. The weighted average fair values of stock options granted during the years ended May 31, 1999, 1998 and 1997, was $0.17, $.20 and $.08 respectively.


                                          Year ended May 31,
                                 ---------------------------------------
                                 1999              1998             1997
                                 ----              ----             ----
Net loss to shareholders:
      As reported            $(1,392,340)     $(1,112,954)     $(2,303,778)
      Pro forma              $(1,432,076)     $(1,562,387)     $(2,320,553)
Net loss per share:
      As reported                 $(0.10)          $(0.10)          $(0.24)
      Pro forma                   $(0.10)          $(0.14)          $(0.24)

     The  Black-Scholes   option  valuation  model  was  developed  for  use  in
     estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Companies employee stock options have characteristics significantly different from those of traded options, and since changes in subjective input assumptions can materially affect the fair value estimate, in managements's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and warrants.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1999, 1998 and 1997

14.  SEGMENT INFORMATION

     The Companies operate in the building material products industry and prior to its acquisition of Arm Pro, its operations were in the development stage. The Companies management has determined the operating segments based on how the business is managed and operated. The Companies manufacture, market and sell cement admixture and concrete repair products to the building material industry. The Companies sales and long-lived assets by operating segment and country as of May 31, 1999, 1998 and 1997, are as follows:


                                               United
                                               States     Canada    Consolidated
                                             ---------   ---------  ------------
For the year ended May 31, 1999:
          Sales to unaffiliated customers    $ 128,909   $ 192,402    $321,311
                                             =========   =========    ========
          Long-Lived assets                  $    --     $ 358,073    $358,073
                                             =========   =========    ========

For the year ended May 31, 1998:
          Sales to unaffiliated customers    $    --     $   9,073    $  9,073
                                             =========   =========    ========
          Long-Lived assets                  $    --     $ 106,598    $106,598
                                             =========   =========    ========

For the year ended May 31, 1997:
          Sales to unaffiliated customers    $    --     $    --      $   --
                                             =========   =========    ========
          Long-Lived assets                  $    --     $   2,899    $  2,899
                                             =========   =========    ========

15.  ACQUISITION

     On September 16, 1999 the Companies purchased all the issued and outstanding common stock of Arm Pro. The purchase price was $592,000 ($891,000 Canadian dollars) and the funds used to purchase Arm Pro were raised from the sale of debentures for $800,000 (see Note 10(c)). The acquisition is accounted for as a purchase business combination. The following table summarizes the acquisition:

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1999, 1998 and 1997

15.  ACQUISITION (Continued)


     Purchase price                      $592,400
     Acquisition costs                     10,638
                                        ---------
                                          603,038
                                        ---------
     Assets acquired                      403,313
     liabilities assumed                 (147,370)
                                        ---------
                                          255,943
                                        ---------
     Goodwill                             347,095
                                        =========

     The following schedule combines the unaudited pro-forma results of operations of the Company and Arm Pro, as if the acquisition occurred on June 1, 1996 and includes such adjustments which are directly attributable to the acquisition, including the amortization of goodwill. It should not be considered indicative of the results that would have been achieved had the acquisition not occurred or the results that would have been obtained had the acquisition actually occurred on June 1, 1996.


                                               Years ended May 31,
                                   ---------------------------------------------
                                      1999            1998            1997
                                   ------------    ------------    ------------
Net Sales                          $    421,305    $    327,554    $    373,712
Cost of sales                           212,059         133,988         174,364
                                   ------------    ------------    ------------
Gross profit                            209,246         193,566         199,348
Operating expenses                    1,406,026       1,189,113       2,576,302
                                   ------------    ------------    ------------
Loss from operations                 (1,196,780)       (995,547)     (2,376,954)
Net other expenses                      180,254         138,269           2,016
                                   ------------    ------------    ------------
Net loss                           $ (1,377,034)   $ (1,133,816)   $ (2,378,970)
                                   ============    ============    ============
Net loss per share                 $      (0.10)   $      (0.10)   $      (0.25)
                                   ============    ============    ============
Shares used in calculation           13,720,171      11,472,508       9,590,212
                                   ============    ============    ============

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1999, 1998 and 1997

16.  COMMITMENTS AND CONTINGENCIES

     (a) The Company has a verbal month to month sublease arrangement for its headquarters in New York City as of fiscal 1999. The Subsidiary has a lease arrangement for office and production facilities commencing May 1, 1997 and expiring on April 30, 2002. This lease requires monthly rental payments of approximately $3,400 in the first two years of the lease and $3,600 in the last three years of the lease.

          The Company leases telecommunication, reproduction and computer equipment and office furnishings under long-term operating lease agreements. These lease agreements require cumulative monthly payments of approximately $1,656 per month for the terms of the respective leases expiring between October 1998 and January 2001.

          Future noncancellable lease payments are as follows:


          Year ending
             May 31,               Amount
           ----------             --------
               1999               $ 56,893
               2000                 57,137
               2001                 48,530
               2002                 40,115
                                  --------
            TOTALS                $202,675
                                  ========

          Total rental expenses for the years ended May 31, 1999, 1998 and 1997 was approximately $57,000, $61,000 and $64,000, respectively.

     (b) The Companies have a licensing agreement for certain concrete related products, including an admixture that is capable of enhancing the basic characteristic of cementitious products. The Companies are obligated to pay royalties based on a percentage of sales, subject to an annual guaranteed minimum royalty. Currently, the Company has not had to pay royalties as the licensed products are still in the development stage and therefore have not been ready for sale to customers. Furthermore, the Company has had several discussions with the licensor who has agreed to defer the minimum royalty payments until the Novacrete Admixture product emerges from the research and development stage.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1999, 1998 and 1997

16.  COMMITMENTS AND CONTINGENCIES (Continued)

     (c) During fiscal 1997, a shareholder commenced an action against the Company and its former President to enjoin the Company and the former President from taking any action that would restrict the sale of common stock that he allegedly owns. In the opinion of management, this action is without merit and will not have a material adverse effect on the Companies financial position or results of operations.

17.  SUBSEQUENT EVENT

     During August 1999, the Company acquired from the Sherwin-Williams Company ("Sherwin") substantially all the assets of their Allied Composition and Por-Rok ("Por-Rok") business line. Por-Rok manufactures and distributes specialty building products.

     Pursuant to the purchase agreement the Company (i) paid $800,000 to Sherwin, (ii) issued 1,000,000 shares of restricted common stock to Sherwin with the requirement to register the common stock with the Securities and Exchange Commission and (iii) issued a note payable for $1,300,000 which bears interest at 10% per annum and is payable over a one year period. In order, to induce Sherwin to accept the note payable, the Company had to convert all the previously issued debt to equity, except for the $250,000 debenture which will it be paid as a condition of the Por-Rok acquisition (see Note 10). Further, Sherwin has a subordinated security interest in substantially all the assets of the Companies.

     The Company has entered into a $890,000 installment term note with a commercial bank of which $800,000 was used for the purchase of Por-Rok and the remaining $90,000 was used for working capital needs in fiscal 2000. This financing arrangement also provides for a $750,000 revolving note payable to fund future working capital requirements. In addition, the Company granted class B warrants to purchase 233,365 shares of restricted common stock at an exercise price of $.25 to the commercial bank. The commercial bank has a senior secured interest in substantially all the assets of the Companies.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                     Years ended May 31, 1999, 1998 and 1997





                                           Additions
                            Balance at    charged to                  Balance at
                            beginning      cost and     Deductions-    end of
     Description             of year       expenses      describe       year
     -----------             -------       --------     ----------    ---------
Allowance for doubtful
accounts
Year ended May 31, 1997        $--          $ --         $ --           $ --
Year ended May 31, 1998         --            --           --             --
Year ended May 31, 1999         --           890           --            890

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has engaged the certified public accounting firm of Feldman Sherb & Horowitz as its outside auditors to audit the Company's annual financial statements for the fiscal year ending May 31, 1999 and has had no disagreements with them.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The  following  provides  certain  information   concerning  the  directors  and
executive officers of the Company and its subsidiaries as of May 31, 1999.

Name                               Age              Position
----                               ---              --------

William K. Lavin                   55            Chairman, Secretary

Daniel W. Dowe                     37            Director, President
                                                 and Chief Executive Officer

D. Friedenberg                     47            Director, Treasurer

Edward J. Malloy                   63            Director

* At the annual shareholders meeting held on April 29, 1999, Messrs. Friedenberg and Dowe were elected to serve as directors for a period of three years; Mr. Lavin for a period of two years and Mr. Malloy for one year.

William K. Lavin. Mr. Lavin became a director in October, 1997 and currently operates his own consulting business that he formed in 1994. Prior to forming his firm, he was Chief Executive Officer of Woolworth Corporation (renamed "Venator") from 1993-1994 and immediately prior to that position he served as Woolworth's Chief Administrative and Financial Officer. Mr. Lavin serves on the board of directors of the Allegheny Corporation (NYSE:Y) and Chicago Title Corporation (NYSE:CTZ).

Daniel W. Dowe. Mr. Dowe became a director in March, 1997, Acting President on November 17, 1997 and President and Chief Executive Officer on April 1, 1998. Mr. Dowe has agreed to serve in this capacity for a three year period pursuant to a written employment agreement and will have an option to serve for additional three year period. He was the founder of Dowe & Dowe, a New York City-based law firm that provided legal services to the Company. From 1993 to November 17, 1997, Mr. Dowe was practicing corporate and securities law at his firm. From 1990 to 1993, Mr. Dowe was an associate with Donohue & Donohue, a New York City-based law firm concentrating on international trade matters. Prior to practicing law, he was employed by Alliance Capital Management Company, Salomon Brothers (Salomon Smith Barney, a division of Citigroup, Inc.) and J.P. Morgan Bank.

Douglas S. Friedenberg. Mr. Friedenberg has been a director since November, 1996. He has been the President of Firebird Capital Management, a financial advisory firm, since March, 1993. In 1991, he co-founded and became President of Unicorn Capital Management, an investment management firm. From 1983 to 1991, he managed private investment portfolios for Morgan Stanley, Inc., a large New York City-based investment banking firm. Mr. Friedenberg currently serves as a Director of Datametrics Corporation (AMEX:DC).

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

Item 11. Executive Compensation

The following table shows all remuneration in excess of $100,000 paid by the Company and its subsidiaries through March 31, 1999, to all directors and officers:

                                     Table 1

                           Summary Compensation Table

                                                                           Long-Term Compensation
                          Annual compensation                               Awards        Payouts
                          -------------------                               ------        -------

                                                                        Securi-
                                                                         ties
Name                                          Other                     Underly-                   All
and                                           Annual       Restrict-      ing                      Other
Princi-                                       Compen-       ed Stock    Options         LTIP      Compen-
pal            Fisc.  Salary        Bonus     sation        Awards        SARs         Payout     sation
Position       Year    ($)          ($)         ($)          (#)          (#)           ($)        ($)
---------------------------------------------------------------------------------------------------------
Daniel
Dowe
President     1996  n/a
(1)(2)(3)     1997  n/a
              1998  $89,850                                 432,357     575,924
              1999 $180,000



(1) From November 17, 1997 through March 31, 1998, during which time Mr. Dowe served as interim president of the Company, he earned $52,500 in cash compensation. Commencing April 1, 1998, Mr. Dowe became an employee of the Company at an annual salary of $180,000. In the fiscal year ending May 31, 1999, Mr. Dowe received $150,000 in cash compensation and deferred the remaining $30,000 until the Company closed the Por-Rok transaction. In addition, Mr. Dowe loaned the Company $29,000 in the fiscal year 1999 to cover working capital shortfalls. Mr. Dowe does not receive any additional remuneration for serving as a director.

(2) Prior to becoming an employee of the Company, Mr. Dowe received 64,857 shares of common stock in payment for $22,700 of legal services rendered to the Company through November, 1997. From November 17, 1997 through March

31, 1998, during which time Mr. Dowe served as interim president of the Company, he earned 97,500 shares of Common Stock. When Mr. Dowe became an employee of the Company, he received 270,000 shares of Common Stock representing 30,000 shares per month for the remainder of the calendar year.

(3) On June 25, 1997, the Company issued an aggregate of 1,727,772 stock options to its directors as an incentive for future performance. Of these options, Mr. Dowe received 575,924 options. The stock options were exercisable when issued at then current market price of $.37 per Share and will expire on June 25, 2002. As part of the financing of the Por-Rok acquisition Mr. Friedenberg agreed to waive his ownership interest in his option to purchase 575,924 shares of common stock. In addition as part of his severance from the Company, Mr. MacMillan also agreed to waive his ownership interest in his option to purchase 575,924 shares of common stock.

Item 12. Security Ownership of Certain Beneficial Owners

                        DIRECTORS AND EXECUTIVE OFFICERS

The following table shows the amount of common stock owned as of May 31, 1999 by each director and officer and affiliates and by all directors and officers as a group. Each individual has beneficial ownership of the shares which are subject to unexercised stock options and stock warrants held by him, and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned:

                                     Table 1

Security Ownership of Certain Beneficial Owners and Management

                                       Amount and Nature
Name and Address                         of Beneficial         Percent
of Beneficial owner                       Ownership            Class(1)
-------------------                       ---------            --------

Douglas Friedenberg,                        2,879,883            13.74%
Director, Treasurer
67 Wall Street, Suite 2001
New York, New York 10005

Daniel W. Dowe                              1,008,281            4.81%
Director, President,
Chief Executive Officer
67 Wall Street, Suite 2001
New York, New York 10005

William K. Lavin                              222,158            1.07%
Chairman, Secretary
67 Wall Street, Suite 2001
New York, New York 10005

Edward J. Malloy                              222,158            1.07%
Director
71 West 23rd Street
New York, New York 10010

All Directors and Officers
as a group                                  4,332,480           20.91%

(1) The class includes stock options and stock warrants granted to the directors and officers prior to May 31, 1999 which are deemed by the Company to be acquirable by the beneficial owner within 60 days of the date of this offering memorandum by exercise of the option or warrant. As of May 31, 1999, there were 15,250,771 shares issued and outstanding, 20,918,047 on a fully diluted basis. Percentages are stated on a fully diluted basis.

Except for Mr. Dowe, the three remaining directors receive $2,500 per quarter for services rendered as directors of the company, which is paid in restricted common stock based on the average bid and closing prices of the company's common stock on the last trading day for the months ending March, June, September and December. In addition each non-employee director shall receive an additional $10,000 per annum, payable in equally quarterly installments if such director is a member of a committee of the board of directors that actually meets during the quarterly period. During the fiscal year 1999, there were no committee meetings.

                                     Table 2

                 Security Ownership of Certain Beneficial Owners

                                (Non-Management)

Set forth below is certain information about the only shareholder known by the Company (other than Mr. Friedenberg and his affiliated companies) to be a beneficial owner of more than 5% of the outstanding Common Shares of the Company as of the May 31, 1999:

Name and Address                   Amount and Nature        Percent
of Beneficial Owner of             Beneficial Ownership    of Class(1)
----------------------------------------------------------------------
Quilcap Corporation                5,113,277                  24.40%
375 Park Avenue
Suite 1404
New York, New York

(1) Percentage is stated on a fully diluted basis.

Item 13. Certain Relationships and Related Transactions

Mr. Friedenberg is a principal shareholder of the Company in addition to being a director and officer. Mr. Friedenberg does not receive a salary, but from time to time is compensated by the Company for services rendered on various financial projects.

Mr. Dowe's spouse Janet L. Dowe is a partner in the law firm Dowe, Capetanakis & Priete, which occasionally provides legal services to the Company, and sublets office space to the Company. Any payments to Dowe, Capetankis and Priete for services rendered to the Company must be approved by the Audit Committee of the Board of Directors, which consists of Messrs. Friedenberg and Lavin.

In addition to serving as an unpaid director of the Company, Mr. Lavin, or his consulting firm WKL, Inc. will receive compensation for services rendered to the Company for various acquisition projects.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                   Page

(A) The following financial statements and supplementary data are included in Part II Item 8

Index to Consolidated Financial Statements                         F-1

Independent Auditors' Report                                       F-2

Financial Statements:

Consolidated Balance Sheets as of May 31, 1999 and 1998            F-3

Consolidated Statements of Operations for the years ended          F-4
May 31, 1999, 1998 and 1997

Consolidated Statements of Changes in Shareholders' Equity         F-5
(Deficiency) for the years ended May 31, 1999, 1998, and 1997

Consolidated Statements of Cash Flows for years ended May 31,      F-6
1999, 1998 and 1997

Notes to Consolidated Financial Statements                         F-7 - 21

Financial Statement Schedules
-----------------------------

Schedule II - Valuation and Qualifying Accounts                    F-22

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated
Financial Statements or Notes thereto.


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(B)  Exhibits to be incorporated herein by reference:

Exhibit                                         Incorporated Document
-------                                         ---------------------

3(i)    -     Articles of Incorporation          Form 10-K/A for the
              of Stratford Acquisition           period ending May 31,
              Corp.                              1996

4       -     10% $550,000 Convertible           Form 10-K for the
              Debenture and Stock Warrant        period ending May 31,
              Agreement                          1998

99      -     Battista Agreement                 Form 10-K/A for the
                                                 period ending May 31,
                                                 1997.

99      -     Supercrete N/A Limited             Form 10-K for the period
              Agreement dated December           ending May 31, 1997
              20, 1996

99      -     Employment Agreement for           Form 10-K for the period
              Daniel W. Dowe dated               ending May 31, 1998
              April 1, 1998

(B) Exhibits filed herein:

Exhibit

3(i)                       Certificate of Incorporation of
                           Novex Systems International, Inc.

                           Plan of Merger of Stratford
                           Acquisition Corp. And Novex Systems
                           International, Inc. Into Novex Systems
                           International, Inc.

                           New York Certificate of Merger of
                           Stratford Acquisition Corp. into
                           Novex Systems International, Inc.

                           Minnesota Articles of Merger of
                           Stratford Acquisition Corp. Into
                           Novex Systems International, Inc.

3(ii)             By-Laws

4        -                 9% $800,000 Convertible
                           Debenture and Stock Warrant
                           Agreement

                           15% $250,000 Senior Debenture and
                           Stock Warrant Agreement

                           Terms Sheets re Director Loans to Company dated July 29, 1998; August 13, 1998; August 20, 1998; August
                           27, 1998; September 4, 1998; and May 14, 1999

21       -                 Subsidiaries of the Company


(c) Reports on Form 8-K

Part IV, Item 14                                  Form 8-K filed on
                                                  October 2, 1998

Part IV, Item 14                                  Form 8-K/A filed on
                                                  November 30, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Stratford Acquisition Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NOVEX SYSTEMS INTERNATIONAL CORPORATION


By:       /s/ Daniel W. Dowe
          ----------------------------------
          Daniel W. Dowe, President


By:       /s/ Douglas Friedenberg
          ----------------------------------
          Douglas Friedenberg, Treasurer


Dated: September 13, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:


                                                  Dated
                                                  -----
/s/ Daniel W. Dowe
---------------------     Director          September 13, 1999
Daniel W. Dowe

/s/ William K. Lavin
---------------------     Director          September 13, 1999
William K. Lavin

/s/ Douglas Friedenberg
---------------------     Director          September 13, 1999
Douglas Friedenberg

/s/ Edward J. Malloy
---------------------     Director          September 13, 1999
Edward J. Malloy