Form 10-Q
period 1999-08-31
NOVEX SYSTEMS INTERNATIONAL INC
filed 1999-10-21
CIK 945634

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                                      TO .

                        NOVEX SYSTEMS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

       NEW YORK                   0-26112                 41-1759882
(State of Jurisdiction)         (Commission             (IRS Employer
                                 File Number)          Identification No.)

 67 WALL STREET, SUITE 2001,  NEW YORK, NEW YORK               10005
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

The Company had 21,898,264 shares of its $.001 par value common stock issued and outstanding on August 31, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

LOCATION IN FORM 10-Q               INCORPORATED DOCUMENT

Part II, Item 6                             Form 8-K filed August 23, 1999

                        NOVEX SYSTEMS INTERNATIONAL, INC.

                                      INDEX

                                                                        PAGE NO.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                  Balance Sheet - dated

                  August 31, 1999 and May 31, 1999..........................F-1

                  Statement of Operations - for the
                  three months ended August 31, 1999 and

                  August 31, 1998...........................................F-2

                  Statement of Cash Flows - for the three
                  months ended August 31, 1999 and

                  August 31, 1998...........................................F-3

                  Notes to Financial Statements.............................F-5

Item 2.  Management's Discussion and Analysis of Financial

                  Condition and Results of Operations.........................1

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................4

Item 2.  Changes in Securities................................................5

Item 3.  Defaults Upon Senior Securities......................................6

Item 4.  Submission of Matters to a Vote of Security Holders..................6

Item 5   Other Information....................................................6

Item 6.  Exhibits and Reports on Form 8-K.....................................7

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)                         PAGE

                  Balance Sheet - dated

                  August 31, 1999 and May 31, 1999..........................F-1

                  Statement of Operations - for the
                  three months ended August 31, 1999 and

                  August 31, 1998...........................................F-2

                  Statement of Cash Flows - for the three
                  months ended August 31, 1999 and

                  August 31, 1998...........................................F-3

                  Notes to Financial Statements.............................F-5

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS

                                                       August 31,      May 31,
                                                         1999           1999
                                                     -----------   -------------
CURRENT ASSETS:
     Cash and cash equivalents ...................   $    15,961    $     1,788
     Accounts receivable, net of allowances ......       466,226         20,690
     Inventory ...................................       476,125        221,707
     Prepaid expenses and other current assets ...        10,064          8,600
                                                     -----------    -----------
         Total Current Assets ....................       968,376        252,785

PROPERTY, PLANT, AND EQUIPMENT, net of
     accumulated depreciation and amortization ...     1,452,794         80,914

GOODWILL, net of accumulated amortization ........       818,972        316,300

OTHER ASSETS .....................................         6,091          6,059
                                                     -----------    -----------
                                                     $ 3,246,233    $   656,058
                                                     ===========    ===========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Due to factor ...............................   $    73,204    $    56,700
     Bank line of credit .........................       192,577           --
     Current portion of long term debt ...........     1,696,745        393,548
     Accounts payable and accrued expenses .......       399,474        356,614
     Advances from shareholder ...................        43,884           --
                                                     -----------    -----------
         Total Current Liabilities ...............     2,405,884        806,862

COMMITMENTS AND CONTINGENCIES

LONG TERM DEBT, net of current portion ...........       743,278        772,582

SHAREHOLDERS' EQUITY:
     Common stock -  $0.001 par value
         50,000,000 shares authorized ............
         21,898,264 and 15,250,771 shares
         issued and outstanding, respectively ....        21,898         15,251
     Additional paid-in capital ..................     5,670,737      4,386,387
     Accumulated deficit .........................    (5,595,564)    (5,325,024)
                                                     -----------    -----------
         Shareholders' Equity (Deficit) ..........        97,071       (923,386)
                                                     -----------    -----------
                                                     $ 3,246,233    $   656,058
                                                     ===========    ===========



                       See notes to financial statements.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                          Three Months Ended
                                                              August 31,
                                                     --------------------------
                                                          1999          1998
                                                     ------------  ------------

NET SALES ........................................  $     281,287 $       9,677
Cost of goods sold ...............................        111,637         4,155
                                                     ------------  ------------
     Gross Profit ................................        169,650         5,522

OPERATING EXPENSES
     General and administrative costs ............        355,758       258,744
     Non-Cash imputed stock compensation .........           --          18,750
                                                     ------------  ------------
            Total operating expenses .............        355,758       277,494
                                                     ------------  ------------

LOSS FROM OPERATIONS .............................       (186,108)     (271,972)
                                                     ------------  ------------
OTHER INCOME (EXPENSES)
     Interest expense ............................        (49,201)      (15,264)
     Amortization of debt discount ...............        (28,870)      (26,074)
     Foreign exchange loss .......................         (6,361)      (12,682)
                                                     ------------  ------------
                                                          (84,432)      (54,020)
                                                     ------------  ------------

NET LOSS .........................................   $   (270,540) $   (325,992)
                                                     ============  ============

Basic loss per weighted-average share of
     common stock outstanding ....................   $      (0.02) $      (0.03)
                                                     ============  ============

Weighted-average share of common stock outstanding     15,534,657    12,150,849
                                                     ============  ============



                       See notes to financial statements.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                                                     Three Months Ended
                                                                          August 31,
                                                                 --------------------------
                                                                     1999           1998
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ................................................   $  (270,540)   $  (325,992)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization ....................        19,400          5,593
            Common stock issued as compensation ..............         7,500         36,900
            Common stock issued for acquisition of business ..       260,000           --
            Conversion of debt into common stock .............     1,023,497           --
            Amortization of debt discount ....................        28,870         26,641

CHANGES IN OPERATING ASSETS AND LIABILITIES:
         Increase in accounts receivable .....................      (445,536)          (777)
         Decrease in other receivables .......................          --           12,490
         Increase in inventory ...............................      (254,418)       (22,642)
         Increase in prepaid expenses and other current assets        (1,464)       (15,249)
         Increase in other assets ............................           (32)        (1,526)
         Increase in accounts payable and accrued expenses ...        42,860         74,913
                                                                 -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES ........................       410,137       (209,649)
                                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment ...............    (1,381,360)         4,986
         Acquisition of business, net of cash acquired .......      (512,592)          --
                                                                 -----------    -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES ....................    (1,893,952)         4,986
                                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash deficit ........................................          --            9,555
         Due to factor .......................................        16,504           --
         Proceeds from bank line of credit ...................       192,577           --
         Increase (decrease) in advance from shareholder .....        43,884        (37,000)
         Increase in debt ....................................     1,245,023           --
         Proceeds from issuance of debentures ................          --           85,000
         Proceeds from sale of common stock ..................          --           98,000
                                                                 -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ....................     1,497,988        155,555
                                                                 -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .........        14,173        (49,108)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............         1,788         49,108
                                                                 -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................   $    15,961    $      --
                                                                 ===========    ===========





                       See notes to financial statements.
                                       F-3

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

The Financial Statements for the period ended August 31, 1999 included in this Form 10-Q are unaudited; however, such information reflects all adjustments (consists solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

RESULTS OF OPERATIONS

THREE MONTHS ENDING AUGUST 31, 1999 VS. AUGUST 31, 1998

On August 13, 1999, the Company had completed its acquisition of all the assets belonging to the Allied Composition/Por-Rok business unit that were formerly owned by The Sherwin-Williams Company ("Por-Rok"). Due to its expanded operations in the United States, the Company realized a significant increase in its revenues and costs versus the prior period even though the Company only owned this unit for two weeks during the fiscal quarter ending August 31, 1999.

In this three month period, the Company had sales of $281,287 versus $9,677 in the corresponding three month period in 1998. Cost of goods sold in this period was $111,637 which was 40% of gross revenues, versus 43% in 1998. The Company incurred general and administrative costs of $355,758 which resulted in a loss from operations of $186,108 in this period. In this period, the Company generated $49,201 in interest expense and $28,870 in amortization of debt discount which arose from the Company's issuance of common stock warrants to the holders of the 9% $800,000 note that was sold in September, 1998 to finance the Company's acquisition of Arm Pro, Inc. In August 1999, the holders of the
$800,000 note agreed to convert the outstanding principal, plus accrued interest, into common stock at $.17 per share and agreed to forfeit 2,650,000 warrants to purchase the Company's common stock.

Included in the general and administrative costs of $355,758 were approximately $75,000 of non-recurring expenses for professional fees and miscellaneous costs. The increase in sales, cost of goods sold and general operating expenses was attributable primarily to the Por-Rok acquisition and the increase in sales of the Company's Fiberforce line of polypropylene fibers.

On August 31, 1999, the Company had $968,376 in current assets which consisted primarily of inventory of $476,125 and accounts receivable of $466,226. The Company's property plant and equipment increased to $1,452,794 and goodwill increased by $502,672 net of amortization to $818,972. These increases were directly attributable to the Por-Rok transaction.

LIQUIDITY AND FINANCIAL RESOURCES AT AUGUST 31, 1999

In the three month period ending August 31, 1999, the Company had $2,405,884 in current liabilities, which includes $1,696,745 that represents the current portion of long-term debt obligations. Of this amount, $1,294,973 is owed to The Sherwin-Williams Company as a one-year seller's note bearing interest at 10% per annum which was accepted as partial payment on the Company's acquisition of Por-Rok. Long-term debt of $743,278 consists of the long-term portion owing to Dime Commercial Corp. for issuing to the Company a three year $890,000 note the proceeds of which were used to pay Sherwin-Williams $800,000 and the remaining $90,000 was allocated to transaction expenses and reserved for working capital. In addition to this note, the Company secured a $750,000 revolving line of credit from Dime Commercial Corp. to be used for working capital.

INFLATION AND CHANGING PRICES

The Company does not foresee any risks associated with inflation or substantial price increases in the near future. In addition the raw materials that are used by the Company in the manufacturing of its products are available locally through many sources and are for the most part commodity items. The one raw material that the Company uses in all its products that cannot be classified as a pure commodity is currently in sufficient supply although the Company presently owns approximately 600,000 lbs. of this product. Because a portion of the Company's operations are in Canada the devaluation of the Canadian dollar against the U.S. dollar has allowed the Company to manufacture its products less costly than if manufactured in the United States and any funds raised from the sale of securities to fund its operations are U.S. dollar denominated and then transferred to the Canadian subsidiary at favorable exchange rates. As such, while the Company has exposure to inflation, it does not believe that inflation will not have any materially significant impact on its operations in the near future.

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

ITEM 2.           CHANGES IN SECURITIES

In the three month period ended August 31, 1999, the Company issued 1,000,000 shares of its $.001 par value common stock ("Common stock") to The Sherwin-Williams Company as part of the acquisition of Por-Rok and also issued a warrant to purchase 233,365 shares of the Company's common stock at $.30 per share to Dime Commercial Corporation as part of the financing of the Por-Rok transaction.

In exchange for converting a $800,000 note plus interest into common stock at $.17 per share, the Company issued 5,041,569 shares to the note holders who agreed to forfeit ownership of 2,650,000 warrants to purchase common stock.

As part of its policy regarding directors' compensation, the Company issued a total of 30,000 shares of common stock to its three non-management directors as compensation for the second quarter board meeting.

As part of a termination agreement entered into with a former director and officer, the Company canceled a warrant to purchase 575,924 common shares at $.37 per share and an option to purchase 91,504 shares of common stock. The company was obligated to pay this party $10,000 and to remove restrictive legends on common shares previously issued to the party and held in excess of the minimum holding periods pursuant to Rule 144.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.           OTHER INFORMATION

                  Not Applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

Part II, Item 6                             Form 8-K filed August 23, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Novex Systems International Incorporated has duly caused this report to be signed on its behalf by the undersigned person who is duly authorized to sign on behalf of the Registrant and as chief accounting officer.

NOVEX SYSTEMS INTERNATIONAL, INC.

BY:
    Daniel W. Dowe
    President and Chief Executive
    Officer

Date: October 20, 1999