Form 10-Q
period 1999-09-01
NOVEX SYSTEMS INTERNATIONAL INC
filed 2000-01-14
CIK 945634

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                                      TO .

                        NOVEX SYSTEMS INTERNATIONAL, INC.

      (Exact name of registrant as specified in its charter)

      NEW YORK            0-26112                 41-1759882

(State of Jurisdiction)   (Commission           (IRS Employer
                          File Number)          Identification No.)

16 CHERRY STREET         CLIFTON, NEW JERSEY             07014
(Address of Principal Executive offices)                (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 973-777-2307

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the PAST 90 DAYS. YES X NO .

The Company had 21,987,738 shares of its $.001 par value common stock issued and outstanding on November 30, 1999. On a fully diluted basis, assuming all outstanding stock options and warrants to purchase common are exercised, the Company would have 24,099,537 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

LOCATION IN FORM 10-Q                                     INCORPORATED DOCUMENT
None.

                        NOVEX SYSTEMS INTERNATIONAL, INC.

                                      INDEX

                                                                                                PAGE NO.

PART I            FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheet - dated
                  November 30, 1999 and May 31, 1999.............................................................F-1

                  Consolidated Statement of Operations - for the three months ended  November
                  30, 1999 and November 30, 1998 and for the six months ended
                  November 30, 1999 and November 30, 1998........................................................F-2

                  Consolidated Statement of Changes in Shareholders'
                  Deficit,  November 30, 1999....................................................................F-3

                  Consolidated Statement of Cash Flows - for the six
                  months ended November 30, 1999 and
                  November 30, 1998..............................................................................F-4

Item 2.           Management's Discussion and Analysis of Financial

                  Condition and Results of Operations..............................................................1

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings................................................................................3

Item 2.           Changes in Securities............................................................................4

Item 3.           Defaults Upon Senior Securities..................................................................4

Item 4.           Submission of Matters to a Vote of Security Holders..............................................4

Item 5.           Other Information................................................................................4

Item 6.           Exhibits and Reports on Form 8-K.................................................................4







                                     PART I
ITEM 1.           FINANCIAL STATEMENTS                                                                         PAGE

                  Consolidated Balance Sheet - dated
                  November 30, 1999 and May 31, 1999.............................................................F-1

                  Consolidated Statement of Operations - for the three months ended  November
                  30, 1999 and November 30, 1998 and for the six months ended
                  November 30, 1999 and November 30, 1998........................................................F-2

                  Consolidated Statement of Changes in Shareholders'
                  Deficit, November 30, 1999.....................................................................F-3

                  Consolidated Statement of Cash Flows - for the six
                  months ended November 30, 1999 and
                  November 30, 1998..............................................................................F-4


                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                                     ASSETS
                                                                                 November 30,     May 31,
                                                                                    1999           1999
                                                                                 -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents ..................................................   $    27,979    $     1,788
  Account receivable, net of allowances ......................................       516,406         20,690
  Inventory ..................................................................       495,015        221,707
  Prepaid expenses and other current assets ..................................        42,734          8,600
                                                                                 -----------    -----------
    Total Current Assets .....................................................     1,082,134        252,785

PROPERTY, PLANT, AND EQUIPMENT, net of .......................................     1,477,138         80,914
  accumulated depreciation and amortization

GOODWILL, net of accumulated amortization ....................................       875,949        316,300

OTHER ASSETS .................................................................          --            6,059
                                                                                 -----------    -----------
                                                                                 $ 3,435,221    $   656,058
                                                                                 ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

  Bank line of credit ........................................................   $   434,741    $      --
  Current Portion of Long-Term Debt ..........................................          --          393,548
  Note payable-Sherwin Williams ..............................................     1,504,730           --
  Accounts payable ...........................................................       546,384        322,502
  Accrued expenses ...........................................................       203,691         34,112
  Officer's loan .............................................................        30,378
                                                                                 -----------    -----------
    Total Current Liabilities ................................................     2,719,924        750,162

COMMITMENTS AND CONTINGENCIES

LONG TERM DEBT, net of current portion .......................................       872,552        829,282

SHAREHOLDERS' DEFICIT:
  Common stock - $0.001 par value
    50,000,000 shares authorized
    21,987,738 and 15,250,771 shares
    issued and outstanding, respectively .....................................        21,987         15,251
  Additional paid-in capital .................................................     5,688,150      4,386,387
  Accumulated deficit ........................................................    (5,867,392)    (5,325,024)
                                                                                 -----------    -----------
    Shareholders' Deficit ....................................................      (157,255)      (923,386)
                                                                                 -----------    -----------
                                                                                 $ 3,435,221    $   656,058
                                                                                 ===========    ===========


                       See notes to financial statements.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                              Three Months Ended               Six Months Ended
                                                  November 30,                   November 30,
                                              1999           1998            1999           1998
                                         ------------    ------------    ------------    ------------
Net Sales ............................   $    570,187    $    118,599    $    851,474    $    128,276
  Cost of goods sold .................        444,490          26,418         556,127          30,573
                                         ------------    ------------    ------------    ------------
    Gross Profit .....................        125,697          92,181         295,347          97,703

Operating Expenses
  Selling expenses ...................        141,938         141,938
  General and administrative expenses         141,575         302,844         497,333         561,588
  Research and development expenses ..         26,016          26,016
  Stock compensation .................          7,500           7,500           7,500          26,250
                                         ------------    ------------    ------------    ------------
    Total operating expenses .........        317,029         310,344         672,787         587,838
                                         ------------    ------------    ------------    ------------

Loss from operations .................       (191,332)       (218,163)       (377,440)       (490,135)
                                         ------------    ------------    ------------    ------------

Other expenses
  Interest expense ...................        (63,871)        (73,368)       (141,942)       (114,706)
  Other expenses .....................        (16,625)        (22,493)        (22,986)        (35,175)
                                         ------------    ------------    ------------    ------------
                                              (80,496)        (95,861)       (164,928)       (149,881)

Net Loss .............................   $   (271,828)   $   (314,024)   $   (542,368)   $   (640,016)
                                         ============    ============    ============    ============
Net loss per weighted-average share of
   common stock outstanding              $      (0.01)   $      (0.03)   $      (0.03)   $      (0.05)
                                         ============    ============    ============    ============
Weighted-average share of common .....
    stock outstanding                      21,987,738      12,471,506      20,233,440      12,310,302
                                         ============    ============    ============    ============


                       See notes to financial statements.
                                       F-2

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

                                   (Unaudited)

                                                               Additional
                                         Common Stock           Paid-in  Accumulated
                                  -------------------------
                                    Shares        Amount        Capital      Deficit          Total
                                  -----------   -----------   -----------   -----------    -----------
BALANCE, MAY 31, 1999 .........    15,250,771   $    15,251   $ 4,386,387   $(5,325,024)   $  (923,386)

Issuance of common stock
  in connection with acquisition
  of Allied/Por Rok Division .     1,000,000         1,000       259,000          --          260,000

Issuance of common stock
  for compensation............        30,000            30         7,470          --            7,500

Conversion of debt and interest
  to equity ..................      5,041,569         5,041       852,023         --          857,064

Conversion of debt and interest
  to equity ...................       575,924           576       165,859         --          166,435

Net loss ......................          --            --            --        (270,540)      (270,540)
                                  -----------   -----------   -----------   -----------    -----------
BALANCE, August 31, 1999 ......    21,898,264   $    21,898   $ 5,670,739   $(5,595,564)   $    97,073

Issuance of common stock
  for compensation ............        39,474            39         7,461          --            7,500

Conversion of debt to equity ..        50,000            50         9,950          --           10,000

Net loss ......................          --            --            --        (271,828)      (271,828)
                                  ===========   ===========   ===========   ===========    ===========
BALANCE, November 30, 1999 ....    21,987,738   $    21,987   $ 5,688,150   $(5,867,392)   $  (157,255)
                                  ===========   ===========   ===========   ===========    ===========



                       See notes to financial statements.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                             Six Months Ended
                                                                November 30,
                                                      --------------------------
                                                          1999          1998
                                                      -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ........................................   $  (542,368)  $  (640,016)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization ...............        51,902        15,713
      Common stock issued as payment for interest .          --          15,175
      Common stock issued as compensation .........         7,500        44,400
      Amortization of debt discount ...............        28,870        69,529

CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Change in accounts receivable .................      (495,716)      (68,259)
    Change in other receivables ...................          --          15,122
    Change in inventory ...........................      (273,308)     (113,154)
    Change in prepaid expenses and other current assets   (34,134)      (13,530)
    Change in other assets .........................        6,059        (1,840)
    Change in accounts payable and accrued expenses       393,461        38,538
                                                      -----------    -----------

CASH USED IN OPERATING ACTIVITIES .................      (857,734)     (638,322)
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ...........    (1,424,868)        5,678
  Acquisition of business, net of cash acquired ...      (582,907)     (296,318)
                                                      -----------    -----------

CASH USED IN INVESTING ACTIVITIES .................    (2,007,775)     (290,640)
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank line of credit ...............       434,741          --
  Proceeds from bridge financing ..................          --         800,000
  Change in officer's loan ........................        30,378       (37,000)
  Change in debt ..................................     2,166,581          --
  Proceeds from issuance of notes payable .........          --          85,000
  Common stock issued in connection with acquisition      260,000
  Proceeds from sale of common stock ..............          --          98,000
                                                      -----------    -----------

CASH PROVIDED BY FINANCING ACTIVITIES .............     2,891,700       946,000
                                                      -----------    -----------


INCREASE IN CASH AND CASH EQUIVALENTS .............        26,191        17,038

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..         1,788        49,108
                                                      -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ........   $    27,979   $    66,146
                                                      ===========    ===========




                       See notes to financial statements.
                                       F-4

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

The Consolidated Financial Statements for the period ended November 30, 1999, included in this Form 10-Q are unaudited; however, such information reflects all adjustments (consists solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

RESULTS OF OPERATIONS

SIX MONTHS ENDING NOVEMBER 30, 1999 VS. NOVEMBER 30, 1998.

Net sales for the six month periods ending November 30, 1999 and November 30, 1998, were $851,474 and $128,276, respectively. The increase in sales was attributable principally to the Company's acquisition of the Allied Composition/Por-Rok business unit from The Sherwin-Williams Company ("Por-Rok Unit") on August 13, 1999.

In the three month periods ending November 30, 1999 and November 30, 1998, net sales were $570,187 and $118,559, respectively. The increase in revenues in the second quarter ending November 30, 1999, versus the first quarter ending August 31, 1999 resulted from the second quarter reflecting a full quarter of revenues derived from the Por-Rok Unit versus, there only being two weeks of revenue from the Por-Rok Unit in the previous quarter. The Company experienced a decrease in its gross margin in the three months ending November 30, 1999 to 22% versus 34%, which was the result of a change in the Company's inventory valuation methodology which caused an artifically higher cost of goods sold, and that sales of its Por-Rok products in November were low which is consistent with the historical sales patterns. In the third quarter ending February 28, 2000, the Company anticipates that its gross margin will return to a level that is closer to the gross margin in the first quarter. Management's targeted goal of generating a 50% gross margin could be achieved if net sales were to increase to an annualized level of approximately $4 million dollars. This higher level of sales volume would reduce factory overhead expenses as a percentage of net sales, thus resulting in a higher gross margin.

In the three month period ending November 30, 1999, the Company generated a loss from operation of $191,332. In this period, however, the Company estimates that the change in its inventory valuation methodology caused the Company to generate approximately $50,000 in additional costs. The Company also incurred approximately $100,000 in freight expenses which the Company will pass on to its customers through a new shipping policy to become effective March 1, 2000. Also, in this period, the Company had incurred non-cash charges for depreciation and amortization of approximately
$42,000. The net effect of these non-cash accounting charges and the cash expenses relating to shipping costs, would have resulted in the Company posting a nominal operating profit for the three month period ending November 30, 1999, before expenses for interest which in the quarter totaled $80,496. The Company's overall operating results for the six month period ending November 30, 1999 is less reflective of the Company's current operations since the first quarter only includes two weeks of the revenues and expenses generated by the Por- Rok Unit.

On November 30, 1999, the Company had $1,082,134 in current assets, which consisted principally of accounts receivable of $516,406 and INVENTORY OF 495,015. The Company's property, plant and equipment totaled $1,477,138 and goodwill was $875,949. All of the Company's asset categories increased substantially when compared to its year ending balance sheet dated May 31, 1999 on account of the integration of the assets it acquired as part of the Por-Rok transaction.

LIQUIDITY AND FINANCIAL RESOURCES AT NOVEMBER 30, 1999

In the three month period ending November 30, 1999, the Company had $2,719,924 in current liabilities, which includes a seller's note for $1,300,000 that was issued to The Sherwin-Williams Company upon the acquisition of the Por-Rok Unit ("Sherwin-Williams Note"). The Company also has $434,741 outstanding on its secured revolving line of credit with Dime Commercial Corp. which is used to fund the Company's operations and it has accounts payable of $546,384, and accrued expense of $203,691. The officer's loan of $30,378 was made to the Company by its current President, Daniel W. Dowe, in June and July, 1999 to assist the Company with its operating cash flow needs prior to the Company's acquisition of the Por-Rok Unit and the opening of the line of credit with Dime Commercial Corp. Mr. Dowe has entered into an agreement with the Company's board of directors to have the loan repaid without interest as the Company's cash flow increases.

Long-term debt of $872,552 consists of the long-term portion of a three year $890,000 term loan that was made by Dime Commercial Corp. to enable the Company to acquire the Por-Rok Unit. The remaining portion of the purchase price for the Por-Rok Unit was paid with the Sherwin-Williams Note.

If the Company were to convert its accounts receivable and its finished goods inventory into cash it will be able to pay all its current obligation in full, except for the Sherwin-Williams Note. The Company has already begun the early stage process of refinancing the Sherwin-Williams Note which matures on August 12, 2000, with an equity or a partial equity and debt security offering which may be completed as part of another acquisition. The net effect of this refinancing, assuming a portion, if not all, of the refinancing is completed through an equity offering would enable the Company to increase its shareholders equity which was a negative $157,255 on November 30, 1999. Although management's plans to refinance the Sherwin-Williams Note are being undertaken, no assurance can be made that the refinancing will be completed, or that it will be on terms that are favorable to the Company.

INFLATION AND CHANGING PRICES

The Company does not foresee any risks associated with inflation or substantial price increase in the near future. In addition, the raw materials that are used by the Company in the manufacturing of its materials are available locally through many sources and are, for the most part, commodity products. The one raw material that the Company uses in all its products that cannot be classified as a pure commodity is currently in sufficient supply, although the Company presently owns approximately 600,000 lbs. of this product. As such, while the Company will always have exposure to inflationary risks, it does not believe that inflation will have any materially significant impact on its operations in the near future.

PART II           OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

On August 12, 1997, a shareholder, who was a former director and officer of the Company commenced an action against the Company and its former President to enjoin the Company from taking any action that would restrict the sale of common stock that the plaintiff allegedly owns. The plaintiff has since named the Company's current president in the lawsuit. The court acting on a motion for summary judgment submitted by the plaintiff denied the relief requested in the motion. The Company has raised several defenses to this action and believes the claims against the Company are without merit. The Company has also asserted multiple counterclaims against the plaintiff and, in December, 1999, asserted multiple claims against two other third-party defendants that the Company alleges were associated with the plaintiff and were direct participants in the underlying actions and omissions that gave rise to the counterclaims against the plantiff. Mel Greenspoon vs. Stratford Acquisition Corporation, et. al., Ontario Court (General Division), Index No. 97- CV-126814.

ITEM 2.           CHANGES IN SECURITIES

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

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

NOVEX SYSTEMS INTERNATIONAL, INC.

BY:/S/Daniel W. Dowe
      Daniel W. Dowe
      President
Date: January 14, 2000