Form 10-Q
period 2000-02-29
NOVEX SYSTEMS INTERNATIONAL INC
filed 2000-04-19
CIK 945634

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                    TO           .

                       NOVEX SYSTEMS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

     NEW YORK                      0-26112                           41-1759882
------------------             -----------------            --------------------
(State of Jurisdiction)         (Commission                        (IRS Employer
                                 File Number)                Identification No.)

                   16 CHERRY STREET CLIFTON, NEW JERSEY 07014
               --------------------------------------------------
               (Address of Principal Executive offices) (Zip Code)

Registrant's telephone number, including area code 973-777-2307
                                                   ------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES _ X_ NO____ .

The Company had 21,987,738 shares of its $.001 par value common stock issued and outstanding on February 29, 2000. On a fully diluted basis, assuming all outstanding stock options and warrants to purchase common are exercised, the Company would have 24,084,527 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
LOCATION IN FORM 10-Q                                      INCORPORATED DOCUMENT
None.

                        NOVEX SYSTEMS INTERNATIONAL, INC.

                                      INDEX

                                                                        PAGE NO.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheet - dated

         February 29, 2000 and May 31, 1999..................................F-1

         Statement of Operations - for the three months ended February 29, 2000 and February 28, 1999 and for the nine months ended

         February 29, 2000 and February 28, 1999.............................F-2

         Statement of Cash Flows - for the nine
         months ended February 29, 2000 and

         February 28, 1999 ..................................................F-3

         Statement of Changes in Shareholders'

         Equity, February 29, 2000 ..........................................F-4

Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations...................................1

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................3

Item 2.  Changes in Securities.................................................4

Item 3.  Defaults Upon Senior Securities.......................................4

Item 4.  Submission of Matters to a Vote of Security Holders...................4

Item 5.  Other Information.....................................................4

Item 6.  Exhibits and Reports on Form 8-K......................................4

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE

         Balance Sheet - dated

         February 29, 2000 and May 31, 1999..................................F-1

         Statement of Operations - for the three months ended February 29, 2000 and February 28, 1999 and for the nine months ended

         February 29, 2000 and February 28, 1999.............................F-2

         Statement of Cash Flows - for the nine
         months ended February 29, 2000 and

         February 28, 1999 ..................................................F-3

         Statement of Changes in Shareholders'

         Equity, February 29, 2000 ..........................................F-4

                 NOVEX SYSTEMS INTERNATIONAL INC AND SUBSIDIARY
                 ----------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                     ASSETS


                                                                                          February 29,         May 31,

                                                                                              2000               1999
                                                                                          (Unaudited)

CURRRENT ASSETS:

 Cash and cash equivalents                                                                   $     2,020         $   1,788
 Account receivable, net of allowances                                                           585,929            20,690
 Inventory                                                                                       450,751           221,707
 Prepaid expenses and other current assets                                                        59,536             8,600
                                                                                         ---------------    --------------
  Total Current Assets                                                                         1,098,236           252,785

 PROPERTY, PLANT, AND EQUIPMENT, net of                                                        1,461,126            80,914
 accumulated depreciation and amortization


 GOODWILL, net of accumulated amortization                                                       842,758           316,300

 OTHER ASSETS                                                                                          -             6,059


                                                                                         ---------------     ---------------
                                                                                             $ 3,402,120         $ 656,058
                                                                                        =================   ===============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT


CURRENT LIABILITIES:


 Bank line of credit                                                                         $   601,172         $       -
 Current portion of long term debt                                                             1,499,021           393,548
 Due to factor                                                                                    78,118                 -
 Accounts payable                                                                                605,957           241,424
 Accrued expenses                                                                                248,333           115,190
 Officer's loan                                                                                   31,925                 -
                                                                                         ---------------     ---------------
  Total Current Liabilities                                                                    3,064,526           750,162

COMMITMENTS AND CONTINGENCIES


LONG TERM DEBT, net of current portion                                                           816,333           829,282

SHAREHOLDERS' DEFICIT:

 Common stock - $0.001 par value
  50,000,000 shares authorized
  21,987,738 and 15,250,771 shares
  issued and outstanding, respectively                                                            21,987            15,251
 Additional paid-in capital                                                                    5,710,516         4,408,753
 Accumulated deficit                                                                          (6,211,242)       (5,347,390)
                                                                                         ---------------     ---------------
   Shareholders' Deficit                                                                        (478,739)         (923,386)
                                                                                         ---------------     ---------------

                                                                                             $ 3,402,120         $ 656,058
                                                                                         ===============     ===============


                 NOVEX SYSTEMS INTERNATIONAL INC AND SUBSIDIARY
                 ----------------------------------------------


                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------

                                   (Unaudited)


                                                              Three Months Ended                  Nine Months Ended
                                                                  February 29,                        February 29,
                                                            ___________________________       ____________________________
                                                               2000              1999              2000             1999
                                                            ---------          --------       -----------       ----------
Net Sales                                                   $ 538,938          $ 92,566       $ 1,390,412        $ 220,842
Cost of goods sold                                            403,226            50,356           959,353           80,929
                                                            ---------          --------         ---------        ---------
Gross profit                                                  135,712            42,210           431,059          139,913

Selling, general and administrative expenses                  354,636           422,125         1,027,423        1,009,963
                                                            ---------          --------         ---------        ---------
Loss from operations                                         (218,924)         (379,915)         (596,364)        (870,050)
                                                            ---------          --------         ---------        ---------
Other income(expenses)

 Interest Income                                                    -                 3                 -              333
 Interest Expense                                             (83,625)          (30,197)         (225,567)         (75,374)
 Amortization of Debt & Discount                                    -                 -                 -          (69,529)
 Foreign currency gain (loss)                                 (18,935)           51,656           (41,921)          16,151
                                                            ---------          --------         ---------        ---------
    Other income (expenses), net                             (102,560)           21,462          (267,488)        (128,419)
                                                            ---------          --------         ---------        ---------


Net Loss                                                   $ (321,484)       $ (358,453)       $ (863,852)      $ (998,469)
                                                           ===========       ===========        ==========      ===========
Net loss per common share,
     BASIC AND DILUTED                                        $ (0.01)          $ (0.02)          $ (0.04)         $ (0.08)
                                                           ===========       ===========        ==========      ===========
Weighted-average number of common shares
     outstanding, basic and diluted                        21,987,738        15,063,607        20,818,206       13,194,542
                                                          ============      ===========        ==========       ==========







                 NOVEX SYSTEMS INTERNATIONAL INC AND SUBSIDIARY
                 ----------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                   (UNAUDITED)

                                                                                                   Nine Months Ended
                                                                                                      February 29,
                                                                                                 ----------------------
                                                                                                    2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:                                                           -----------       ----------

 Net loss                                                                                       $ (863,852)       ($998,469)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                                                  84,262           14,833
     Common stock and options issued for payment of
       services and compensation                                                                    15,000           72,450
     Common stock issued for interest expense                                                            -           15,175
     Amortization of debt discount                                                                  28,870           69,529
     Amortization of goodwill                                                                            -           12,156

Changes in assets and liabilities, net of
the effect from acquisitions
 Accounts receivable                                                                              (565,239)         (12,632)
 Inventories                                                                                      (229,044)        (141,313)
 Other receivables                                                                                       -            3,868
 Prepaid expenses and other current assets                                                         (50,936)         (11,908)
 Other assets                                                                                        6,059            3,300
 Accounts payable and accrued expenses                                                             497,676           75,082
                                                                                                ----------         ---------
NET CASH USED IN OPERATING ACTIVITIES                                                           (1,077,204)        (897,929)
                                                                                                ----------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Acquisition of property and equipment                                                                   -            5,678
 Acquisition of business, net of cash acquired                                                  (1,990,922)        (296,318)
                                                                                                ----------         ---------
NET CASH USED IN INVESTING ACTIVITIES                                                           (1,990,922)        (290,640)
                                                                                                ----------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from (repayment of) loans payable - shareholder                                            31,925          (32,000)
Proceeds from issuance of notes payable                                                                  -           85,000
Proceeds from bridge financing                                                                           -        1,050,000
Proceeds from bank line of credit                                                                  601,172                -
Proceeds from debt financing                                                                     2,175,261           65,866
Common stock issued in connection with acquisition                                                 260,000                -
Proceeds from the sale of common stock and
     exercise of stock options                                                                           -           98,000
                                                                                                ----------         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        3,068,358        1,266,866
                                                                                                ----------         ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                              232           78,297

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     1,788           49,108
                                                                                                ----------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $ 2,020         $127,405
                                                                                                ==========        ==========


                 NOVEX SYSTEMS INTERNATIONAL INC AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                   (UNAUDITED)



                                                                            Additional                           Total

                                                    Common Stock              Paid-in         Accumulated       Shareholders'

                                               ------------------------
                                                  Shares        Amount        Capital            Deficit       Equity (Deficit)

                                               -----------     --------     -----------       ------------     ----------------

BALANCE, MAY 31, 1999                           15,250,771     $ 15,251     $ 4,408,753      $ (5,347,390)      $ (923,386)

Issuance of common stock                         1,000,000        1,000         259,000                 -          260,000
  in connection with acquisition
  of Allied/Por Rok Division
Issuance of common stock                            30,000           30           7,470                 -            7,500
  for compensation
Conversion of debt to equity                     5,041,569        5,041         852,023                 -          857,064
Conversion of debt to equity                       575,924          576         165,859                 -          166,435
Net loss                                                              -               -          (270,540)        (270,540)
                                            ----------------  -----------  --------------   ---------------   --------------
BALANCE, August 31, 1999                        21,898,264     $ 21,898     $ 5,693,105      $ (5,617,930)        $ 97,073

Issuance of common stock                            39,474           39           7,461                 -            7,500
  for compensation
Conversion of debt to equity                        50,000           50           9,950                 -           10,000
Net loss                                                 -            -               -          (271,828)        (271,828)

BALANCE, November 30, 1999                      21,987,738     $ 21,987     $ 5,710,516      $ (5,889,758)      $ (157,255)
                                           ----------------  -----------  --------------   ---------------   --------------
Net loss                                                 -            -               -          (321,484)        (321,484)
                                           ----------------  -----------  --------------   ---------------   --------------
BALANCE, February 29, 2000                      21,987,738     $ 21,987     $ 5,710,516      $ (6,211,242)      $ (478,739)
                                           ================  ===========  ==============   ===============   ==============

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

The Financial Statements for the period ended February 29, 2000, included in this Form 10-Q are unaudited; however, such information reflects all adjustments (consists solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

RESULTS OF OPERATIONS

Nine months ending February 29, 2000 vs. February 28, 1999
----------------------------------------------------------

Net sales for the nine month periods ending February 29, 2000 and February 28, 1999, were $1,390,412 and 220,842 respectively. The increase in sales was attributable principally to the Company's acquisition of the Allied Composition/Por-Rok business unit from The Sherwin-Williams Company ("Por-Rok Unit") on August 13, 1999.

In the three month periods ending February 29, 2000 and February 28, 1999 net sales were $538,938 and $92,566, respectively. The increase in revenues in the third quarter ending February 29, 2000, versus the first quarter ending August 31, 1999 resulted from the second quarter reflecting a full quarter of revenues derived from the Por-Rok Unit. The Company only achieved a gross margin of 25% in the three months ending February 29, 2000, which resulted principally from the historically low sales in this period from it Canadian-subsidiary, Novex Systems International, Ltd. ("Novex, Ltd."). Novex, Ltd, manufactures and markets the Company's Fiberforce line of concrete-reinforcing synthetic fibers and this unit experiences a significant slowdown during the main winter months of December through February due to the decline in the construction business in Eastern Canada and the northeastern region of the United States.

In the three month period ending February 29, 2000, the Company generated a loss from operation of $321,484. The Company also incurred approximately $75,000 in freight expenses which the Company will pass on to its customers through a new pricing and shipping policy for the Por-Rok Unit that was originally to become effective March 1, 2000, which will finally become effective on June 1, 2000. The new pricing and shipping policy was mailed to all Por-Rok customers in March and was delayed due to major customers wanting 90 days to implement the new policy within their own organizations. Also, in this period, the Company had incurred non-cash charges for depreciation and amortization of

$42,000, and incurred non-recurring charges of approximately $20,000 relating to the service agreement it entered into with Sherwin-Williams which terminated on February 29, 2000. The net effect of the non-cash accounting charges, non-recurring costs and the freight expenses, would have resulted in the Company posting a net operating loss of $81,924, before expenses for interest which in the quarter totaled $83,625 and foreign currency loss of $18,935 which reflects the difference in currency exchanges between the United States and Canada for funds transferred by the Company to Novex, Ltd. for operating expenses.

For the three month period ending February 29, 2000, the Company's overall operating results do not reflect a normalized operation on a consolidated basis due to the seasonal slowdown at Novex, Ltd. in this period. In addition, for the nine month period ending February 29, 2000, the Company did not have nine full months of operating results for its Por-Rok Unit which was acquired on August 12, 1999. The Company encourages investors to understand these changes do better understand the company's overall operating performance on a normalized basis.

In February 29, 2000, the Company had $1,098,236 in current assets, which consisted principally of accounts receivable of $585,929 and inventory of $450,751. The Company's property, plant and equipment totaled $1,461,126 and goodwill of $842,758 which is attributable to the two acquisitions that the Company completed in 1998 and 1999. All of the Company's asset categories increased substantially when compared to its year ending balance sheet dated May 31, 1999 on account of the integration of the assets it acquired as part of the Por-Rok transaction.

LIQUIDITY AND FINANCIAL RESOURCES AT FEBRUARY 29, 2000

In the three month period ending February 29, 2000, the Company had $3,064,526 in current liabilities, which includes a seller's note for $1,300,000 that was issued to The Sherwin-Williams Company upon the acquisition of the Por-Rok Unit ("Sherwin-Williams Note"). The Company also has $601,172 outstanding on its secured revolving line of credit with Dime Commercial Corp. which is used to fund the Company's operations and it had accounts payable of $605,957 and accrued expenses of $248,333. The officer's loan of $31,925 was made to the Company by its current President, Daniel W. Dowe, in June and July, 1999 to assist the Company with its operating cash flow needs prior to the Company's acquisition of the Por-Rok Unit and the opening of the line of credit with Dime Commercial Corp. Mr. Dowe has entered into an agreement with the Company's board of directors to have the loan repaid without interest as the Company's cash flow increases.

Long-term debt of $816,333 consists of the long-term portion of a three year $890,000 term loan that was made by Dime Commercial Corp. to enable the Company to acquire the Por-Rok Unit. The remaining portion of the purchase price for the Por-Rok Unit was paid with the Sherwin-Williams Note. The $78,118 obligation listed as "Due to Factor" is the value of an equipment loan made to Novex, Ltd. denominated in United States dollars.

If the Company were to convert its accounts receivable and its finished goods inventory into cash it be able to pay all its current obligation in full, except for the Sherwin-Williams Note. The Company has already begun the early stage process of refinancing the Sherwin-Williams Note which matures on

August 12, 2000, with an equity or a partial equity and debt security offering which may be completed as part of another acquisition. The net effect of this refinancing, assuming a portion, if not all, of the refinancing is completed through an equity offering would enable the Company to increase its shareholders equity which was a negative $478,739 on February 29, 2000. Although management's plans to refinance the Sherwin-Williams Note are being undertaken, the Company has not reached a final agreement with any party.

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

PART II           Other Information

ITEM 1.           Legal Proceedings

         On August 12, 1997, a shareholder who was once a director and officer of Novex ("the Plaintiff") commenced an action against the Company and its former president, Mr. A. Roy Macmillan, to enjoin the Company from taking any action that would restrict the sale of common stock that he allegedly owns and for the costs he will incur to conduct the lawsuit. He has not asked for, nor does the Company expect him to ask for, damages. The Plaintiff has since named the Company's current president, Mr. Dowe, in the lawsuit. The Plaintiff has no other affiliation with the Company other than for being a shareholder. The plaintiff submitted a motion for summary judgment which the court denied. The Company has raised several defenses to this action and believes that plaintiff's claims are without merit. It has also asserted multiple counterclaims against the plaintiff and, in December, 1999, it asserted multiple claims against two third-party defendants that the Company alleges were associated with the plaintiff. The Company's position is that the plaintiff and the two third-party defendants which the Company has named in the lawsuit (none of whom are presently affiliated with it) had caused the company to issue them stock for work that was never done and at a time when current management believes that fraudulent activities were being undertaken which caused the company's stock price to be overinflated based upon news that was not factually correct. All three individuals are claiming that they received stock as compensation for services rendered. When the Company investigated the matter it found virtually no records of any tangible service and press releases that could be interpreted as a disservice to Novex. These actions were the very actions and omissions that have caused the U.S. Securities and Exchange Commission to commence an investigation of Novex. It is Novex's understanding that the investigation is still pending and the Company has no information as to what action, if any, the sec may take pursuant to the investigation. MEL GREENSPOON VS. STRATFORD ACQUISITION CORPORATION, ET. AL., ONTARIO COURT (GENERAL DIVISION), INDEX NO. 97-CV-126814.

ITEM 2.           CHANGES IN SECURITIES

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

None.

REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Novex Systems International, Inc. has duly caused this report to be signed on its behalf by the undersigned person who is duly authorized to sign on behalf of the Registrant and as chief accounting officer.

NOVEX SYSTEMS INTERNATIONAL, INC.


BY:   /S/ Daniel W. Dowe
          Daniel W. Dowe,   President

Date: April 19, 2000