Form 10-Q/A
period 2000-02-29
NOVEX SYSTEMS INTERNATIONAL INC
filed 2000-07-14
CIK 945634

FORM 10-Q/A

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ____________.


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

         Consolidated Balance Sheet as of
         February 29, 2000 and May 31, 1999..................................F-1

         Consolidated Statement of Operations for the three months
         ended February 29, 2000 and February 28, 1999 and for the nine months ended February 29, 2000 and February 28, 1999................F-2

         Consolidated Statement of Cash Flows for the
         nine months ended February 29, 2000 and
         February 28, 1999 ..................................................F-3

         Notes to Financial Statements ......................................F-4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................1

Part II  Other Information

Item 1.  Legal Proceedings.....................................................5

Item 2.  Changes in Securities.................................................6

Item 3.  Defaults Upon Senior Securities.......................................6

Item 4.  Submission of Matters to a Vote of Security Holders...................6

Item 5.  Other Information.....................................................6

Item 6.  Exhibits and Reports on Form 8-K......................................6

                                     PART I

                                                                        Page No.

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet as of
         February 29, 2000 and May 31, 1999..................................F-1

         Consolidated Statement of Operations for the three months
         ended February 29, 2000 and February 28, 1999 and for the nine months ended February 29, 2000 and February 28, 1999................F-2

         Consolidated Statement of Cash Flows for the
         nine months ended February 29, 2000 and
         February 28, 1999 ..................................................F-3

         Notes to Financial Statements ......................................F-4

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                February 29,    May 31,
                                                                   2000          1999
                                                               -----------    -----------
                                                                (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                $     2,020    $     1,788
      Accounts receivable, net                                     585,929         20,690
      Inventories                                                  450,751        221,707
      Other receivables                                                 --             --
      Prepaid expenses and other current assets                     59,536          8,600
                                                               -----------    -----------

           Total Current Assets                                  1,098,236        252,785

PROPERTY, PLANT AND EQUIPMENT, net of
      accumulated depreciation and amortization                  1,461,126         80,914

GOODWILL, net of accumulated amortization                          842,758        316,300

OTHER ASSETS                                                            --          6,059
                                                               -----------    -----------

                                                               $ 3,402,120    $   656,058
                                                               ===========    ===========


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
      Current portion of long term debt                        $   217,670    $   393,548
      Due to factor                                                 78,118         56,700
      Note payable                                               1,281,351             --
      Bank line of credit                                          601,172             --
      Accounts payable                                             605,957        241,424
      Loans payable - shareholder                                   31,925             --
      Accrued expenses and other current liabilities               244,442        115,190
                                                               -----------    -----------

           Total Current Liabilities                             3,060,635        806,862
                                                               -----------    -----------

COMMITMENTS AND CONTINGENCIES

LONG TERM DEBT, net of current portion                             816,330        772,582

SHAREHOLDERS' DEFICIENCY:
      Common stock - $0.001 par value,
           50,000,000 shares authorized,
           21,987,738, 15,250,771 and 11,965,646 shares
           issued and outstanding, respectively                     21,987         15,251
      Additional paid-in capital                                 5,710,516      4,408,753
      Accumulated deficit                                       (6,207,348)     5,347,390
                                                               -----------    -----------

           Total shareholders' deficiency                         (474,845)       923,386
                                                               -----------    -----------

                                                               $ 3,402,120    $   656,058
                                                               ===========    ===========



                 See notes to consolidated financial statements.
                                       F-1

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Three months ended                      Nine months ended
                                                           --------------------------------        ---------------------------------
                                                           February 29,        February 28,        February 29,        February 28,
                                                               2000                1999               2000                1999
                                                           ------------        ------------        ------------        ------------
                                                            (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
NET SALES                                                  $    538,938        $     92,566        $  1,390,412        $    220,842
COST OF GOOD SOLD                                               403,226              50,356             959,358              80,929
                                                           ------------        ------------        ------------        ------------
GROSS PROFIT                                                    135,712              42,210             431,059             139,913

SELLING, GENERAL AND ADMINISTRATIVE                             354,636             422,125           1,027,423           1,009,963

                                                           ------------        ------------        ------------        ------------
LOSS FROM OPERATIONS                                           (218,924)            379,915            (596,364)           (870,050)
                                                           ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSES):
      Interest income                                                --                   3                  --                 333
      Interest expense                                          (83,625)            (30,197)           (192,803)            (75,374)
      Amortization of debt discount                                  --                  --             (28,870)            (69,529)
      Foreign currency gain (loss)                              (18,935)             51,656             (41,921)             16,151
                                                           ------------        ------------        ------------        ------------
           OTHER EXPENSES, net                                 (102,560)             21,462            (263,594)           (128,419)
                                                           ------------        ------------        ------------        ------------

NET LOSS                                                   $   (321,484)       $   (358,453)       $   (859,958)       $   (998,469)
                                                           ============        ============        ============        ============

NET LOSS PER COMMON SHARE, basic and diluted               $      (0.01)       $      (0.02)       $      (0.04)       $      (0.08)
                                                           ============        ============        ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING, basic and diluted                         21,987,738          15,073,607          20,818,206          13,194,542
                                                           ============        ============        ============        ============

                 See notes to consolidated financial statements.
                                       F-2

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Nine months ended
                                                                           -----------------------------
                                                                            February 29,     February 28,
                                                                                2000             1999
                                                                           -----------       -----------
                                                                           (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net loss                                                             $  (859,958)      $  (998,469)
      Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
                Depreciation and amortization                                   84,262            26,989
                Common stock and options issued for payment
                     of services and compensation                               15,000            72,450
                Common stock issued for payment of interest expense                 --            15,175
                Options issued as payment for services                              --                --
                Cancellation of options for services                                --                --
                Amortization of debt discount                                   28,870            69,529
      Changes in assets and liabilities, net of the
           effect from acquisitions:
                Accounts receivables                                          (253,256)          (12,632)
                Inventories                                                   (229,044)         (141,313)
                Other receivables                                                   --             3,868
                Prepaid expenses and other current assets                      (50,936)          (11,908)
                Refundable deposits                                                 --                --
                Other assets                                                     6,059             3,300
                Accounts payable and accrued expenses                          497,676            75,082
                                                                           -----------       -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           (761,327)         (897,929)
                                                                           -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Acquisition of property and equipment                                    --             5,678
           Proceeds from the sale (purchase) of marketable securities               --                --
           Acquisition of business, net of cash acquired                      (800,000)         (296,318)
                                                                           -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                                         (800,000)         (290,640)
                                                                           -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Due to factor                                                        21,418                --
           Proceeds from (repayment of)
                loans payable - shareholder                                     31,925           (32,000)
           Proceeds from issuance of notes payable                                  --            85,000
           Proceeds from bridge financing                                           --         1,050,000
           Proceeds from bank line of credit                                   601,172                --
           Proceeds from debt financing                                        907,044            65,866
           Proceeds from issuance of debt with warrants                             --                --
           Proceeds from issuance of debt without warrants                          --                --
           Proceeds from the sale of common stock
                and exercise of options                                             --            98,000
                                                                           -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    1,561,559         1,266,866
                                                                           -----------       -----------

NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                             232            78,297
CASH AND CASH EQUIVALENTS AT
      BEGINNING OF YEAR                                                          1,788            49,108
                                                                           -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $     2,020       $   127,405
                                                                           ===========       ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
           Cash paid during the period for:
                     Interest                                              $   146,447       $        --
                                                                           ===========       ===========
                     Income taxes                                          $        --       $        --
                                                                           ===========       ===========
           Non-cash financing and investing activities:
                     Conversion of debt to equity                          $ 1,033,499       $        --
                                                                           ===========       ===========
                     Common stock issued for assets acquired               $   260,000       $        --
                                                                           ===========       ===========
                     Note payable issued for assets acquired               $ 1,294,973       $        --
                                                                           ===========       ===========

                 See notes to consolidated financial statements.
                                       F-3

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED FEBRUARY 29, 2000
                                   (unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operation results for the three and nine month periods ended February 29, 2000 are not necessarily indicative of the result that may be expected for the year ended May 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1999.

2.   LOSS PER SHARE

     Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the nine months ended February 29, 2000 and February 28, 1999 diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive.

3.   INVENTORIES

     Inventories were determined based on the perpetual inventory system and consisted of the following:

                                              February 29,
                                                  2000
                                              ----------
                                              (Unaudited)
                  Raw Material                 $ 261,134
                  Work in Progress                    --
                  Finished Goods                 189,617
                                               ---------
                                               $ 450,751
                                               =========

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED FEBRUARY 29, 2000
                                   (unaudited)

4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                              February 29,
                                                  2000
                                              ----------
                                              (Unaudited)
         Land                                 $  400,000
         Building                                448,889
         Property and equipment                  815,821
         Leasehold Improvements                   17,330
                                              ----------
                                               1,682,040
         Less: Accumulated
               depreciation and
               amortization                     (220,914)
                                              ----------
                                              $1,461,126
                                              ==========

5.   NOTES PAYABLE

     Notes payable at February 29, 2000 include $1,281,351 owing to The Sherwin Williams Company in connection with the acquisition of the Allied/Por-Rok division by Novex Systems International, Inc. (See Note 9). The terms of the note call for no principle payments and for interest to accrue at the rate of 10% per annum. Payment of interest is at the rate of 5% per year with the balance payable when the note matures on August 12, 2000. Under the present terms the Company will be obligated for $1,334,513 on August 12, 2000 inclusive of accrued interest of $53,162. The Sherwin Williams Company has a security interest in substantially all of the assets of the company which is subordinate to the security interest of Dime Commercial Corp.

     In connection with the acquisition of the Allied/Por-Rok division of The Sherwin Williams Company, Novex Systems International, Inc. obtained a $750,000 line of credit from Dime Commercial Corp. The line provides working capital and is secured by accounts receivable and inventory. Advances under the line are based on 80% of eligible accounts receivables and 50% of eligible inventory. As of February 29, 2000, the Bank Line of Credit was $601,172 inclusive of accrued interest of $13,000. Interest is computed on the average monthly balance under the line based on 2% over the prime rate (currently 10.5%).

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED FEBRUARY 29, 2000
                                   (unaudited)

6.   LONG TERM DEBT

     Long-term debt consists of the following:

                                              February 29,
                                                  2000
                                              ----------
                                              (Unaudited)
         Debenture payable                    $  125,000
         Dime note (a)                           869,600
         Dime put warrants(a)                     20,400
         Other                                    19,000
                                              ----------
                                               1,034,000
         Less: Current Portion                   217,670
                                              ----------
                                              $  816,330
                                              ==========

     (a) Novex is obligated to Dime Commercial Corp. for $890,000 under a term loan. The loan provides for monthly interest payments based on prime plus two hundred basis points (currently 10.5%). Installments due under the loan begin on March 13, 2000 in the amount of $7,500 per month. The loan matures on August 13, 2002 with a balloon payment of $655,000. There was a put warrant granted with the term loan, exercisable at $.25 and having an expiration date of September 1, 2002. In accordance with Emerging Issues Task Force No. 96-13 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock," we have allocated $20,400 to the put warrant and recorded the amount as part of long-term debt as of February 29, 2000. Subsequent changes in the measure of fair value of the put warrant will be reported in the statement of operations. The note is collateralized by all of Novex's plant and equipment at the Clifton facility. (See Note 9).

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED FEBRUARY 29, 2000
                                   (unaudited)

7.   SHAREHOLDERS' DEFICIT

     During the nine months ended, February 29, 2000, Novex issued 1,000,000 shares of its common stock in connection with the acquisition of the Allied/Por-Rok business. These shares were valued at market prices of approximately $.26 per share.

     During the nine months ended, February 29, 2000, Novex issued 69,474 shares of stock as compensation for services rendered. These shares were valued at an average market price of $.22 per share.

     During the nine months ended February 29, 2000, Novex converted approximately $1,033,499 of various note and debenture debt including accrued interest into 5,667,493 shares of its common stock. These shares were valued at market prices ranging from $.22 to $.27 per share.

8.   SEGMENT INFORMATION

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") as of June 1, 1997. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operation decision maker or decision making group, in making decisions how to allocate resources and assess performance. To date, the Company has viewed its operations as principally two segments, the fiber business and the Allied/Por-Rok business. Key financial information by operating segment and country are as follows:

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED FEBRUARY 29, 2000
                                   (unaudited)

                                                 United States                     Canada
                                          ---------------------------      ------------------------
                                            Allied                         Allied
                                           Por-Rok            Fiber        Por-Rok         Fiber        Adjustments(1)  Consolidated
                                          ----------       ----------     ----------     ----------     --------------  ------------
Nine Months Ended February 29,
        2000 (Unaudited)

Sales to unaffiliated customers           $1,038,024      $       --      $       --      $  352,388      $       --      $1,390,412
Interest Income                                   --              --              --              --              --
Interest Expense                             157,454              --              --          35,349              --         192,803
Depreciation and Amortization                 40,671              --              --          43,591              --          84,262
Segment Loss                                 592,366              --              --         271,486              --         863,852
Segment Assets                             2,819,401              --              --         582,719              --       3,402,120
Long Lived Asset Expenditures              1,433,615              --              --              --              --       1,433,615

Nine Months Ended February 28,
        1999 (Unaudited)

Sales to unaffiliated customers           $       --      $   88,600      $   00,000      $  132,342      $       --      $  220,842
Interest Income                                   --              --              --              --             333             333
Interest Expense                                  --              --              --          51,304          24,070          75,374
Depreciation and Amortization                     --              --              --          24,543           2,446          26,989
Segment Loss                                      --              --              --         729,984         268,485         998,469
Segment Assets                                    --              --              --         751,044          68,129         819,173
Long Lived Asset Expenditures                     --              --              --         290,640              --         290,640

----------
(1) This column represents the amount of non-segment information necessary to reconcile reportable segment information with consolidated totals.

9.   ACQUISITION

     On August 13, 1999, the Company acquired from The Sherwin Williams Company ("Sherwin") certain assets representing their Allied/Por-Rok business. Pursuant to the purchase agreement Novex (i) paid $800,000 to Sherwin, (ii) issued 1,000,000 shares of restricted common stock to Sherwin with the requirement to register the common stock with the Securities and Exchange Commission and (iii) issued a note payable for $1,294,973, as adjusted from $1,300,000, which bears interest at 10% per annum and is payable over a one year period. In order, to induce Sherwin to accept the note payable, the Company had to convert all the previously issued debt to equity, except for the $250,000 debenture which will be paid as a condition of the Allied/Por-Rok acquisition. At February 29, 2000, the outstanding balance on the debenture is $125,000 (see Note 6.) Further, Sherwin has a subordinated security interest in substantially all the assets of the company.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED FEBRUARY 29, 2000
                                   (unaudited)

     Novex has entered into a $890,000 installment term note with Dime Commercial Corp. of which $800,000 was used for the purchase of Allied / Por Rok and the remaining $90,000 was used for working capital needs in fiscal 2000. This financing arrangement also provides for a $750,000 revolving note payable to fund future working capital requirements. The bank has a senior secured interest in substantially all the assets of Novex. In addition, the Company granted a class B warrant with a "put" right to purchase 233,365 shares of restricted common stock at an exercise price of $.25. Dime Commercial Corp. has the right to demand the purchase of the warrant if Novex completes a refinancing of all or a portion of the Dime term loan and/or revolving line of credit from funds provided by someone other than Dime. Therefore, Dime has the option of requesting payment in cash or waiving its right to sell the warrant to Novex. If Dime requests payment the amount they will receive is either (i) if the closing stock price is less than or equal to the exercise price, then Novex pays $58,341, which is the exercise price times the 233,365 shares underlying the warrant or (ii) if the closing price exceeds the exercise price, then Novex pays the closing price up to a maximum of $.51 per share underlying the warrant or $119,016. Alternatively, if Dime decided to exercise the warrant, they can issue a 60-day non-interest bearing note for the entire amount due to Novex for the 233,365 shares of common stock underlying the warrant.

     A total of $20,400 has been allocated to the put warrant, resulting in a liability. (See Note 6(a)). The fair value of the put warrant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: stock price of $.26 per share; annual dividend of $0; expected volatility of 50%; risk free interest rate of 6%; and an expected life of two years.

     Goodwill of $584,867 resulted from this acquisition and is determined as follows:

          Assets acquired:
                Accounts receivable                         $  311,983
                Inventory                                      225,661
                Furniture and equipment                        566,360
                Building                                       415,000
                Land                                           400,000
                                                            ----------
                      Total                                 $1,919,004
          Purchase price                                     2,354,973
                                                            ----------
                                                               435,969
          Acquisition costs                                    148,898
                                                            ----------
          Goodwill                                          $  584,867
                                                            ==========

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED FEBRUARY 29, 2000
                                   (unaudited)

         The following schedule combines the unaudited pro-forma results of operations of the Company and Allied/Por-Rok, as if the acquisition occurred on June 1, 1998 and includes such adjustments which are directly attributable to the acquisition, including the amortization of goodwill. It should not be considered indicative of the results that would have been achieved had the acquisition not occurred or the results that would have been obtained had the acquisition actually occurred on June 1, 1998.

                                       Nine Months          Nine Months
                                          Ended                Ended
                                       February 29,         February 28,
                                           2000                 1999
                                       ------------         ------------
     Net Sales                         $  1,656,390         $  1,406,551
     Cost of Sales                        1,201,345            1,083,803
                                       ------------         ------------
     Gross profit                           455,045              322,748
     Operating expenses                   1,092,296            1,201,212
                                       ------------         ------------
     Loss from operations                  (637,251)            (878,464)
     Net other expenses                    (304,136)            (293,105)
                                       ------------         ------------
     Net loss                          $   (941,387)        $ (1,171,569)
                                       ============         ============
     Net loss per share                $      (0.04)        $      (0.08)
                                       ============         ============
     Shares used in calculation          20,818,206           14,194,542
                                       ============         ============

10.  COMMITMENTS AND CONTINGENCIES

     (a) During fiscal 1997, a shareholder commenced an action against the Company and its former President to enjoin the Company and the former President from taking any action that would restrict the sale of common stock that the shareholder allegedly owns. In the opinion of management, this action is without merit and will not have a material adverse effect on the Company's financial position or results of operations.

     (b) SEC Investigation - The Company was informed that the United States Securities and Exchange Commission (the "SEC") had commenced an investigation involving the Company. The Company has cooperated with the SEC. Although the Company has not received any further inquiries from the SEC regarding this investigation, it is the Company's understanding that the investigation is still pending. The Company has no information as to the results, if any, of such investigation, or what action, if any, the SEC may take pursuant to the investigation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Prospectus. The Financial Statements for the six month period ended February 29, 2000 included in this registration statement and elsewhere in this Prospectus are unaudited; however, this information reflects all adjustments (consists solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Nine months ending February 29, 2000 vs. February 28, 1999

     While net sales for the nine month period ending February 29, 2000 was $1,390,412, net sales for the same period ended February 28, 1999, were $220,842. The increase in sales was attributable principally to the Company's acquisition of the Allied Composition/Por-Rok business unit from The Sherwin-Williams Company ("Por-Rok Unit") on August 13, 1999.

     The Company only achieved a gross margin of 31% in the nine months ending February 29, 2000, which resulted principally from the historically low sales in this period from it Canadian- subsidiary, Novex Systems International, Ltd. ("Novex, Ltd."). Novex, Ltd. manufactures and markets the Company's Fiberforce line of concrete-reinforcing synthetic fibers and experiences a significant slowdown during the months of December through February due to the decline in the construction business in Eastern Canada and the northeastern region of the United States.

     For the nine month period ending February 29, 2000, the Company generated a loss from operations of $596,364. The Company also incurred approximately $52,300 in freight expenses which, going forward, the Company will pass on to its customers through a new pricing and shipping policy that will become effective on June 1, 2000. Although the new pricing and shipping policy was mailed to all Por-Rok customers in March, its implementation was delayed until June to accommodate major customers who wanted 90 days to implement the new policy within their own organizations. Also, in this period, the Company incurred non-cash charges for depreciation and amortization (including amortization of debt discount) of $113,132, and incurred non-recurring charges of approximately $20,000 relating to the service agreement it entered into with Sherwin- Williams which terminated on February 29, 2000 . The net effect of the non-cash accounting charges, non-recurring costs and the freight expenses, would have resulted in the Company posting a net operating loss of $410,932 before expenses for interest which in the nine month period totaled $192,803 and foreign currency loss of $41,921 which reflects the difference in currency exchanges between the United States and Canada for funds transferred by the Company to Novex, Ltd. for operating expenses.

     For the nine month period ending February 29, 2000, the Company's overall operating results do not reflect a normalized operation on a consolidated basis due to the seasonal slowdown at Novex, Ltd. in this period. In addition, these results reflect only six and one-half months of the Por-Rok operation which was acquired on August 13, 1999.

     As of February 29, 2000, the Company had $1,098,236 in current assets, which consisted principally of accounts receivable of $585,929 and inventory of $450,751. The Company's net property, plant and equipment totaled $1,461,126 and goodwill of $842,758 which is attributable to the two acquisitions that the Company completed in 1998 and 1999. All of the Company's asset categories increased substantially when compared to its year ending balance sheet dated May 31, 1999 due to the integration of the assets it acquired in August 1999 as part of the Por-Rok transaction.

     At the time of preparing the Form 10-Q for the first quarter ending August 31, 1999, Novex had owned the Por-Rok unit for two weeks and used a cost of goods sold rate of 40% (or an estimated gross profit of 60%) to estimate the ending inventory versus an actual amount based on a physical count for the period. During the second quarter ending November 30, 1999, Novex conducted a physical inventory in order to implement a perpetual inventory system. As a result, Novex determined that they had incorrectly estimated the ending inventory for the first quarter. Therefore, Novex prepared a roll-forward of the Por-Rok inventory from the acquisition date of the Por-Rok unit, August 13, 1999 to the end of the quarter and as well analyzed the mix of product gross profit margins for Arm-Pro and Por-Rok. Thus, Novex has restated its financial statements in amendments to its reports for the quarters ended August 31, 1999 and November 30, 1999 to reflect the correct inventory and increase in the net loss. The increase in net loss did not have a material effect on net loss per share.

     Furthermore, Por-Rok's inventory, which was composed of raw materials and finished goods, was recorded on August 13, 1999, the acquisition date, in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." In accordance with accounting for business combinations, Novex recorded the raw materials at its current replacement cost and the finished goods at its estimated selling price less the sum of the cost of disposal and an allowance for a reasonable gross profit. The use of the estimated gross profit method in the first quarter ended August 31, 1999 was in accordance with Accounting Principles Board Opinion No. 28, "Interim Financial Reporting."

Three months ending February 29, 2000 vs. February 28, 1999

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

Liquidity and Financial Resources at February 29, 2000

     As of February 29, 2000, the Company had $3,060,635 in current liabilities, which includes a seller's note for $1,281,351 that was issued to The Sherwin-Williams Company upon the acquisition of the Por-Rok Unit ("Sherwin-Williams Note"). The Company also had $601,172 outstanding on its secured revolving line of credit with Dime Commercial Corp. which is used to fund the Company's operations. It had accounts payable of $605,957 and accrued expenses of $244,442. The officer's loan of $31,925 was made to Novex by its current President, Daniel W. Dowe, in June and July, 1999 to assist Novex with its operating cash flow needs before we acquired the Por-Rok Unit and opened the line of credit with Dime Commercial Corp. Mr. Dowe has entered into an agreement with Novex's board of directors to have the loan repaid without interest. There is no agreement between Novex's board of directors and Mr. Dowe to repay the loan on a specified date. However, if Novex has adequate cash on hand after it finances another acquisition, or if it becomes profitable Novex and Mr. Dowe will agree to a mutually acceptable payment plan. At the present time, Mr. Dowe has agreed to allow Novex time to repay the loan with no set conditions for repayment.

     Long-term debt of $816,330 consists of the long-term portion of a three year term loan and put warrant totaling $890,000 that was made by Dime Commercial Corp. to enable the Company to acquire the Por-Rok Unit. The remaining portion of the purchase price for the Por-Rok Unit was paid with the Sherwin-Williams Note. The $78,118 obligation listed as "Due to Factor" is the value of an equipment loan made to Novex, Ltd. denominated in United States dollars.

     The Dime Note is secured by all the assets that are located at the Por-Rok operation at 16 Cherry Street, Clifton, New Jersey. These assets include the land (1.58 acres), the main manufacturing building and the two warehouses, including all the equipment in these buildings and all trademarks owned by Novex. In addition, the revolving line of credit that Novex has with Dime is secured by the accounts receivable generated at the Por-Rok unit and all inventory. The

Sherwin Williams Note is also secured by the same assets as, and is subordinated to, the Dime Note. If the value of all the Por-Rok assets would exceed the balances on the Dime Note and the Revolving Line of credit then the Sherwin-Williams Note would be partially secured by the value of the assets that are in excess of the obligations owing to Dime. Since all the assets at the Por-Rok operation are secured by the Dime Note and then by the Sherwin-Williams Note, there are no other assets that can be used to secure new financing if it were needed.

     Novex has already begun the early stage process of refinancing the Sherwin-Williams Note which matures on August 12, 2000, with an equity or a partial equity and debt security offering which may be completed as part of another acquisition, although no acquisition agreement exists as of the filing of this registration statement. The net effect of this refinancing, assuming a portion, if not all, of the refinancing is completed through an equity offering, would enable Novex to increase its shareholders equity which was a negative $458,128 on February 29, 2000. Although plans to refinance the Sherwin-Williams Note are being undertaken, no assurance can be made that the refinancing will be completed, or that it will be on terms that are favorable to Novex.

     In September, 1998 Novex sold a 9% $800,000 Debenture to the same entity that had purchased $500,000 of the debenture that was sold by Novex in February 1998. Of the $800,000 note, $610,000 was used to purchase ARM PRO, Inc. The balance of the proceeds was used for working capital, transaction expenses and primarily to move the ARM PRO operations to Novex's Mississauga, Ontario facility. The debenture holder agreed to convert the principal amount of the February debenture which was due to mature on October 31, 1998 into Novex's common stock at a rate equal to the average of the eleven lowest closing trading prices during the month of October, 1998, which was $.17 per share and resulted in the issuance of 2,730,737 shares of Novex's common stock.

     In addition, Montcap Financial Corporation, loaned Novex Canada $70,000 that is secured by equipment at the Mississauga location, and Mr. Friedenberg loaned Novex a total of $145,000 in notes to assist with cashflow shortfalls during the summer of 1998 before Novex acquired ARM PRO and received a bridge loan of $250,000 during February 1999.

     Based on its past sales history since 1993 the Por-Rok product line is sold to a fairly consistent group of customers and each month it generally sells its finished goods inventory. However, a few products like Por-Rok Anchoring Cement, Super Por-Rok and Dash Patch are very popular and inventory of these products can be converted into cash up to three to four times a month. On the other hand, other products sell at lower volumes and are converted into cash more on a 45 to 60 day basis. Novex's current management has adopted a new policy to minimize the amount of inventory on hand so that no excess cash is tied up in slow moving inventory. If the entire inventory at February 29, 2000, of $450,751 was sold at current prices it would have a value of approximately $901,502. If this inventory were sold and if the entire accounts receivable balance of $585,929 were paid at one time, the proceeds would pay off all accounts payable, accrued expenses, the bank line of credit and the loan payable to shareholder.

     For the fiscal year ended May 31, 1999 (prior to purchasing the assets of Por-Rok) Novex sold $321,311 of finished goods inventory. This inventory consisted primarily of the finished goods inventory of the company's fiber operations (Novex, Ltd.) which, as of that date, had only been owned and operated by Novex for eight months. This figure further reflects a three-month slow-down which Novex Ltd. experiences during the winter season. Based on historical information provided by The Sherwin-Williams Company, sales of the finished goods inventory of Por-Rok products amounted to approximately $1.8 million for the calendar year ended December 1998. Assuming Novex were to achieve similar sales, this amount would be sufficient to cover the company's current liabilities of $1,779,284, excluding the note payable for $1,281,351 to The Sherwin-Williams Company.

Inflation and Changing Prices

     Novex does not foresee any risks associated with inflation or substantial price increase in the near future. In addition, the raw materials that are used by Novex in the manufacturing of its materials are available locally through many sources and are for the most part commodity products. The one raw material that Novex uses in all its products that cannot be classified as a pure commodity is currently in sufficient supply. In addition, Novex presently owns approximately 600,000 lbs. of this product. For these reasons, while Novex will always have exposure to inflationary risks, it does not believe that inflation will have any materially significant impact on its operations in the near future.

Part II  Other Information

Item 1.  Legal Proceedings

     On August 12, 1997, a shareholder who was once a director and officer of Novex ("the Plaintiff") commenced an action against Novex and its former president, Mr. A. Roy Macmillan, to enjoin Novex from taking any action that would restrict the sale of up to 300,000 shares of common stock that he allegedly owns and for the costs he will incur to conduct the lawsuit. He has not asked for, nor does Novex expect him to ask for, damages. The Plaintiff has since named Novex's current president, Mr. Dowe, in the lawsuit. The Plaintiff has no other affiliation with Novex other than for being a shareholder. The plaintiff submitted a motion for summary judgment which the court denied. Novex has raised several defenses to this action and believes that plaintiff's claims are without merit. Novex has also asserted multiple counterclaims against the plaintiff and, in December, 1999, it asserted multiple claims against two third-party defendants, Herbert Adams, a former consultant to the company, and Colin Raynor, a former director and former outside counsel to the company Novex has alleged that the plaintiff and the two third-party defendants (none of whom are presently affiliated with Novex) had caused the company to issue them stock for work that was never done and at a time when current management believes that fraudulent activities were being undertaken which caused the company's stock price to be overinflated. All three individuals are claiming that they received stock as compensation for services rendered. When Novex investigated the matter it found virtually no records of any tangible service. Their actions and omissions caused the U.S. Securities and Exchange Commission in or about 1997 to commence an investigation of the company, then known as Stratford Acquisition Corp. It is Novex's understanding that the investigation is still pending and the Company has no information as to what action, if any, the SEC may take pursuant to the investigation. Mel Greenspoon vs. Stratford Acquisition Corporation, et. al., Ontario Court (General Division), Index No. 97-CV-126814.

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

NOVEX SYSTEMS INTERNATIONAL, INC.


By:
   -------------------------------
   Daniel W. Dowe, President


Date: July 5, 2000