Form 10-Q/A
period 1999-08-31
NOVEX SYSTEMS INTERNATIONAL INC
filed 2000-07-17
CIK 945634

FORM 10-Q/A

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

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

          Consolidated Balance Sheet as of
          August 31, 1999 (Restated) and May 31, 1999........................F-1

          Consolidated Statement of Operations for the
          three months ended August 31, 1999 (Restated) and
          August 31, 1998....................................................F-2

          Consolidated Statement of Cash Flows for the
          three months ended August 31, 1999 (Restated) and
          August 31, 1998....................................................F-3

          Notes to Financial Statements .....................................F-4


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

Item 3.   Defaults Upon Senior Securities......................................4

Item 4.   Submission of Matters to a Vote of Security Holders..................4

Item 5.   Other Information....................................................4

Item 6.   Exhibits and Reports on Form 8-K.....................................4

                                     PART I


                                                                        Page No.
                                                                        --------

Item 1.   Financial Information (Unaudited)

          Consolidated Balance Sheet as of
          August 31, 1999 (Restated) and May 31, 1999........................F-1

          Consolidated Statement of Operations for the
          three months ended August 31, 1999 (Restated) and
          August 31, 1998....................................................F-2

          Consolidated Statement of Cash Flows for the
          three months ended August 31, 1999 (Restated) and
          August 31, 1998....................................................F-3

          Notes to Financial Statements .....................................F-4

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                   August 31,          May 31,
                                                                      1999              1999
                                                                  (Restated)
                                                                  -----------       -----------
                                                                    (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                   $    15,961       $     1,788
      Accounts receivable, net                                        466,226            20,690
      Inventories                                                     414,532           221,707
      Prepaid expenses and other current assets                        10,064             8,600
                                                                  -----------       -----------

           Total Current Assets                                       906,783           252,785

PROPERTY, PLANT AND EQUIPMENT, net of
      accumulated depreciation and amortization                     1,452,794            80,914

GOODWILL, net of accumulated amortization                             818,972           316,300

OTHER ASSETS                                                            6,091             6,059
                                                                  -----------       -----------

                                                                  $ 3,184,640       $   656,058
                                                                  ===========       ===========


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
      Current portion of long term debt                           $   401,772       $   393,548
      Due to factor                                                    73,204            56,700
      Note payable                                                  1,294,973                --
      Bank line of credit                                             192,577                --
      Accounts payable                                                269,397           241,424
      Loans payable - shareholder                                      43,884                --
      Accrued expenses and other current liabilities                  130,077           115,190
                                                                  -----------       -----------

           Total Current Liabilities                                2,405,884           806,862
                                                                  -----------       -----------

COMMITMENTS AND CONTINGENCIES

LONG TERM DEBT, net of current portion                                743,278           772,582

SHAREHOLDERS' DEFICIENCY:
      Common stock - $0.001 par value,
           50,000,000 shares authorized,
           21,987,738, 15,250,771 and 11,965,646 shares
           issued and outstanding, respectively                        21,897            15,251
      Additional paid-in capital                                    5,670,738         4,408,753
      Accumulated deficit                                          (5,657,157)       (5,347,390)
                                                                  -----------       -----------

           Total shareholders' deficiency                              35,478          (923,386)
                                                                  -----------       -----------

                                                                  $ 3,184,640       $   656,058
                                                                  ===========       ===========

                 See notes to consolidated financial statements.
                                       F-1

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three months ended
                                                             August 31,
                                                  -------------------------------
                                                      1999               1998
                                                   (Restated)
                                                  ------------       ------------
                                                  (Unaudited)         (Unaudited)
NET SALES                                         $    281,287       $      9,677
COST OF GOOD SOLD                                      173,230              4,155
                                                  ------------       ------------
GROSS PROFIT                                           108,057              5,522

SELLING, GENERAL AND ADMINISTRATIVE                    355,758            277,494

                                                  ------------       ------------
LOSS FROM OPERATIONS                                  (247,701)          (271,972)
                                                  ------------       ------------

OTHER INCOME (EXPENSES):
      Interest expense                                 (49,201)           (15,264)
      Amortization of debt discount                    (28,870)           (26,074)
      Foreign currency gain (loss)                      (6,361)           (12,682)
                                                  ------------       ------------
           OTHER EXPENSES, net                         (84,432)           (54,020)
                                                  ------------       ------------

NET LOSS                                          $   (332,133)      $   (325,992)
                                                  ============       ============

NET LOSS PER COMMON SHARE, basic and diluted      $      (0.02)      $      (0.03)
                                                  ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING, basic and diluted                15,534,657         12,150,849
                                                  ============       ============

                 See notes to consolidated financial statements.
                                       F-2

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Three Months Ended
                                                                               August 31,
                                                                     -----------------------------
                                                                        1999              1998
                                                                     (Restated)
                                                                     -----------       -----------
                                                                     (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                       $  (332,133)      $  (325,992)
      Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
                Depreciation and amortization                             19,400             5,593
                Common stock and options issued for payment
                     of services and compensation                          7,500            36,900
                Common stock issued for acquisition of business          260,000                --
                Conversion of debt into common stock                   1,023,497                --
                Amortization of debt discount                             28,870            26,641
      Changes in assets and liabilities, net of the
           effect from acquisitions:
                Accounts receivables                                    (445,536)             (777)
                Inventories                                             (192,825)          (22,642)
                Other receivables                                             --            12,490
                Prepaid expenses and other current assets                 (1,464)          (15,249)
                Refundable deposits                                           --                --
                Other assets                                                 (32)           (1,526)
                Accounts payable and accrued expenses                     42,860            74,913
                                                                     -----------       -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      410,137          (209,649)
                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Acquisition of property and equipment                              --             4,986
           Acquisition of business, net of cash acquired                (800,000)               --
                                                                     -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                                   (800,000)            4,986
                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Cash deficit                                                       --             9,555
           Due to factor                                                  16,504                --
           Proceeds from (repayment of)
                loans payable - shareholder                               43,884           (37,000)
           Proceeds from issuance of debentures                               --            85,000
           Proceeds from bank line of credit                             192,577                --
           Proceeds from debt financing                                  151,171                --
           Proceeds from the sale of common stock
                and exercise of options                                       --            98,000
                                                                     -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                404,136           155,555
                                                                     -----------       -----------

NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                    14,273           (49,108)
CASH AND CASH EQUIVALENTS AT
      BEGINNING OF YEAR                                                    1,788            49,108
                                                                     -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $    16,061       $         0
                                                                     ===========       ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
           Cash paid during the period for:
                     Interest                                        $    16,757       $        --
                                                                     ===========       -----------
                     Income taxes                                    $         0       $         0
                                                                     ===========       ===========
           Non-cash financing and investing activities:
                     Conversion of debt to equity                    $ 1,033,499       $         0
                                                                     ===========       ===========
                     Common stock issued for assets acquired         $   260,000       $         0
                                                                     ===========       ===========
           Notes payable issued for assets acquired                  $ 1,294,973       $         0
                                                                     ===========       ===========

                 See notes to consolidated financial statements.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED AUGUST 31, 1999
                                   (unaudited)

1.   BASIS OF PRESENTATION AND RESTATEMENT

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operation results for the three month period ended August 31, 1999 are not necessarily indicative of the result that may be expected for the year ended May 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1999.

     At the time of preparing the Form 10-Q for the first quarter ending August 31, 1999, Novex had owned the Por-Rok unit for two weeks and used a cost of goods sold rate of 40% (or an estimated gross profit of 60%) to estimate the ending inventory versus an actual amount based on a physical count for the period. During the second quarter ending November 30, 1999, Novex conducted a physical inventory in order to implement a perpetual inventory system. As a result, Novex determined that they had incorrectly estimated the ending inventory for the first quarter. Therefore, Novex prepared a roll-forward of the Por-Rok inventory from the acquisition date of the Por-Rok unit, August 13, 1999 to the end of the quarter and as well analyzed the mix of product gross profit margins for Arm-Pro and Por-Rok. Thus, Novex has restated the ending inventory from $476,125 to $414,532 and a $61,593 increase in net loss from $270,540 to $332,133 for the three months ended August 31, 1999. The increase in net loss did not have a material effect on net loss per share.

2.   LOSS PER SHARE

     Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the three months ended August 31, 1999 and August 31, 1998 diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive.

3.   INVENTORIES

     Inventories was estimated based on the gross profit method.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED AUGUST 31, 1999
                                   (unaudited)

4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                              August 31,
                                                1999
                                            ------------
                                              (Unaudited)
          Land                              $   400,000
          Building                              415,000
          Property and equipment                797,455
          Leasehold Improvements                 17,330
                                            -----------
                                              1,629,785
          Less: Accumulated
                   depreciation and
                   amortization                (176,991)
                                            -----------
                                            $ 1,452,794
                                            ===========

5.   NOTES PAYABLE

     Notes payable at August 31, 1999 include $1,294,973 owing to The Sherwin Williams Company in connection with the acquisition of the Allied/Por-Rok division by Novex Systems International, Inc. (See Note 9). The terms of the note call for no principle payments and for interest to accrue at the rate of 10% per annum. Payment of interest is at the rate of 5% per year with the balance payable when the note matures on August 12, 2000. Under the present terms the Company will be obligated for $1,359,722 on August 12, 2000 inclusive of accrued interest of $64,749. The Sherwin Williams Company has a security interest in substantially all of the assets of the company which is subordinate to the security interest of Dime Commercial Corp.

     In connection with the acquisition of the Allied/Por-Rok division of The Sherwin Williams Company, Novex Systems International, Inc. obtained a $750,000 line of credit from Dime Commercial Corp. The line provides working capital and is secured by accounts receivable and inventory. Advances under the line are based on 80% of eligible accounts receivables and 50% of eligible inventory. As of August 31, 1999, the Bank Line of Credit was $192,577 inclusive of accrued interest of $586. Interest is computed on the average monthly balance under the line based on 2% over the prime rate (currently 10.5%).

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED AUGUST 31, 1999
                                   (unaudited)

6.   LONG TERM DEBT

     Long-term debt consists of the following:

                                              August 31,
                                                1999
                                             ----------
                                             (Unaudited)
          Debenture payable                  $  250,000
          Dime note (a)                         869,600
          Dime put warrants(a)                   20,400
          Other                                   5,050
                                             ----------
                                              1,145,050
          Less: Current Portion                 401,772
                                             ----------

                                             $  743,278
                                             ==========

     (a) Novex is obligated to Dime Commercial Corp. for $890,000 under a term loan. The loan provides for monthly interest payments based on prime plus two hundred basis points (currently 10.5%). Installments due under the loan begin on March 13, 2000 in the amount of $7,500 per month. The loan matures on August 13, 2002 with a balloon payment of $655,000. There was a put warrant granted with the term loan, exercisable at $.25 and having an expiration date of September 1, 2002. In accordance with Emerging Issues Task Force No. 96-13 "Accounting for Derivative financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock," we have allocated $20,400 to the put warrant and recorded the amount as part of long-term debt as of August 31, 1999. Subsequent changes in the measure of fair value of the put warrant will be reported in the statement of operations. The note is collateralized by all of Novex's plant and equipment at the Clifton facility. (See Note 9).

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED AUGUST 31, 1999
                                   (unaudited)

7.   SHAREHOLDERS' DEFICIT

     During the three months ended, August 31, 1999, Novex issued 1,000,000 shares of its common stock in connection with the acquisition of the Allied/Por-Rok business. These shares were valued at market prices of approximately $.26 per share.

     During the three months ended, August 31, 1999, Novex issued 30,000 shares as compensation for services rendered.

     During the three months ended, August 31, 1999, Novex converted approximately $1,033,499 of various note and debenture debt including accrued interest into 5,667,493 shares of its common stock. These shares were valued at market prices ranging from $.22 to $.27 per share.

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

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED AUGUST 31, 1999
                                   (unaudited)


                                               United States             Canada
                                        ------------------------  ----------------------
                                          Allied                   Allied
                                          Por-Rok        Fiber     Por-Rok      Fiber        Adjustments(1)    Consolidated
                                        -----------    ---------  ---------   ----------     --------------    ------------
Three Months Ended August 31,
        1999 (Unaudited)

   Sales to unaffiliated customers      $  131,740      $  --      $  --      $  149,547      $       --      $  281,287
   Interest Expense                         35,710         --         --          13,491              --          49,201
   Depreciation and Amortization             9,442         --         --           9,958              --          19,400
   Segment Loss                            244,015         --         --          88,118              --         332,133
   Segment Assets                        2,639,170         --         --         545,470              --       3,184,640
   Long Lived Asset Expenditures         1,433,615         --         --              --              --       1,433,615

Three Months Ended August 31,
        1998 (Unaudited)

   Sales to unaffiliated customers      $       --      $  --      $  --      $    9,677      $       --      $    9,677
   Interest Expense                             --         --         --          10,390           4,874          15,264
   Depreciation and Amortization                --         --         --           5,086             507           5,593
   Segment Loss                                 --         --         --         238,333          87,659         325,992
   Segment Assets                               --         --         --         264,238          22,319         286,557
   Long Lived Asset Expenditures                --         --         --           4,986              --           4,986

(1) This column represents the amount of non-segment information necessary to reconcile reportable segment information with consolidated totals.

9.   ACQUISITION

     On August 13, 1999, the Company acquired from The Sherwin Williams Company ("Sherwin") certain assets representing their Allied/Por-Rok business. Pursuant to the purchase agreement Novex (i) paid $800,000 to Sherwin, (ii) issued 1,000,000 shares of restricted common stock to Sherwin with the requirement to register the common stock with the Securities and Exchange Commission and (iii) issued a note payable for $1,294,973, as adjusted from $1,300,000, which bears interest at 10% per annum and is payable over a one year period. In order, to induce Sherwin to accept the note payable, the Company had to convert all the previously issued debt to equity, except for the $250,000 debenture which will be paid as a condition of the Allied/Por-Rok acquisition. At August 31, 1999, the outstanding balance on the debenture is $250,000 (See Note 6.) Further, Sherwin has a subordinated security interest in substantially all the assets of the company.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED AUGUST 31, 1999
                                   (unaudited)


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
                                                    ==========

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED AUGUST 31, 1999
                                   (unaudited)


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

                                            Three months          Three months
                                               Ended                 Ended
                                             August 31,            August 31,
                                                1999                 1998
                                            ------------         ------------
         .
          Net Sales                         $    414,276         $    388,796
          Cost of Sales                          232,633              324,814
                                            ------------         ------------
          Gross profit                           181,643               63,982
          Operating expenses                     358,195              291,154
                                            ------------         ------------
          Loss from operations                  (176,552)            (227,172)
          Net other expenses                    (102,862)             (65,783)
                                            ------------         ------------
          Net loss                          $   (279,413)        $   (292,955)
                                            ============         ============
          Net loss per share                $      (0.02)        $      (0.02)
                                            ============         ============
          Shares used in calculation          15,534,657           13,150,849
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-Q. The Financial Statements for the three month period ended August 31, 1999, included in this Form 10-Q are unaudited; however, this information reflects all adjustments (consists solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Three months ending August 31, 1999 vs. August 31, 1998

     On August 13, 1999, Novex acquired the Allied Composition/Por-Rok business unit from The Sherwin-Williams Company ("Por-Rok"). Por-Rok manufactures a well-known line of grouting and concrete patching products that are distributed nationally. The purchase price for the Por-Rok acquisition was $2.1 million and was paid for in part from the funds derived from a secured term loan from Dime Commercial Corp. in the amount of $890,000. In exchange for the line of credit from Dime, Novex was required to issue to Dime a warrant to purchase 233,365 shares of Novex's common stock. The warrants have an exercise price of $.25 per share and an exercise period commencing upon issuance and terminating on August 13, 2002. The balance of the purchase price was provided by The Sherwin-Williams Company in exchange for which Novex issued a 10% secured promissory note in the amount of $1.3 million and 1 million shares of Novex's common stock. Due to its expanded operations in the United States, the Company realized a significant increase in its revenues and costs versus the prior period even though the Company only owned this unit for two weeks during the fiscal quarter ending August 31, 1999.

     In the three month period ended August 31, 1999, the Company had net sales of $281,287 versus $9,677 in the corresponding three month period in 1998. Cost of goods sold in this period was $173,230 which was approximately 62% of gross revenues, versus 43% in 1998. The Company incurred general and administrative costs of $355,758 which resulted in a loss from operations of $186,108 in this period. In this period, the Company generated $49,201 in interest expense and $28,870 in amortization of debt discount which arose from the Company's issuance of common stock warrants to the holders of the 9% $800,000 note that was sold in September, 1998 to finance the Company's acquisition of Arm Pro, Inc. In August 1999, the holders of the $800,000 note agreed to convert the outstanding principal, plus accrued interest, into common stock at $.17 per share and agreed to forfeit 2,650,000 warrants to purchase the Company's common stock.

     Included in the general and administrative costs of $355,758 were approximately $75,000 of non-recurring expenses for professional fees and miscellaneous costs. The increase in sales, cost of goods sold and general operating expenses was attributable primarily to the Por-Rok acquisition and the increase in sales of the Company's Fiberforce line of polypropylene fibers.

     On August 31, 1999, the Company had $906,783 in current assets which consisted primarily of inventory of $414,532 and accounts receivable of $466,226. The Company's property plant and equipment increased to $1,452,794 and goodwill increased by $502,672 net of amortization to $818,972. These increases were directly attributable to the Por-Rok transaction.

     At the time of preparing the Form 10-Q for the first quarter ending August 31, 1999, Novex had owned the Por-Rok unit for two weeks and used a cost of goods sold rate of 40% (or an estimated gross profit of 60%) to estimate the ending inventory versus an actual amount based on a physical count for the period. During the second quarter ending November 30, 1999, Novex conducted a physical inventory in order to implement a perpetual inventory system. As a result, Novex determined that they had incorrectly estimated the ending inventory for the first quarter. Therefore, Novex prepared a roll-forward of the Por-Rok inventory from the acquisition date of the Por-Rok unit, August 13, 1999 to the end of the quarter and as well analyzed the mix of product gross profit margins for Arm-Pro and Por-Rok. Thus, Novex has filed this amendment restating the ending inventory from $476,125 to $414,532 and a $61,593 increase in net loss from $270,540 to $332,133 for the three months ended August 31, 1999. The increase in net loss did not have a material effect on net loss per share.

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

Liquidity and Financial Resources at August 31, 1999

     As of August 31, 1999, the Company had $2,405,884 in current liabilities, which includes $1,696,745 that represents the current portion of long-term debt obligations and notes payable. Of this amount, $1,294,973 is owed to The Sherwin-Williams Company as a one-year seller's note bearing interest at 10% per annum which was accepted as partial payment on the Company's acquisition of Por-Rok. Long-term debt of $743,278 consists of the long-term portion owing to Dime Commercial Corp. for issuing to the Company a three year $890,000 note (the "Dime Note") the proceeds of which were used to pay Sherwin-Williams $800,000 and the remaining $90,000 was allocated to transaction expenses and reserved for working capital. In addition to this note, the Company secured a $750,000 revolving line of credit from Dime Commercial Corp. to be used for working capital. As of August 31, 1999, Novex had $192,577 outstanding on its secured revolving line of credit with Dime Commercial Corp.

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

     As of August 31, 1999, Novex had accounts payable of $269,397 and accrued expense of $130,077. The officer's loan of $30,378 was made to Novex by its current President, Daniel W. Dowe, in June and July, 1999 to assist Novex with its operating cash flow needs before we acquired the Por-Rok Unit and opened the line of credit with Dime Commercial Corp. Mr. Dowe has entered into an agreement with Novex's board of directors to have the loan repaid without interest. There is no agreement between Novex's board of directors and Mr. Dowe to repay the loan on a specified date. However, if Novex has adequate cash on hand after it finances another acquisition, or if it becomes profitable Novex and Mr. Dowe will agree to a mutually acceptable payment plan. At the present time, Mr. Dowe has agreed to allow Novex time to repay the loan with no set conditions for repayment.

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

Part II   Other Information

Item 1.   Legal Proceedings

     On August 12, 1997, a shareholder who was once a director and officer of Novex ("the Plaintiff") commenced an action against Novex and its former president, Mr. A. Roy Macmillan, to enjoin Novex from taking any action that would restrict the sale of up to 300,000 shares of common stock that he allegedly owns and for the costs he will incur to conduct the lawsuit. He has not asked for, nor does Novex expect him to ask for, damages. The Plaintiff has since named Novex's current president, Mr. Dowe, in the lawsuit. The Plaintiff has no other affiliation with Novex other than for being a shareholder. The plaintiff submitted a motion for summary judgment which the court denied. Novex has raised several defenses to this action and believes that plaintiff's claims are without merit. Novex has also asserted multiple counterclaims against the plaintiff alleging that he caused the company to issue to himself and others stock for work that was never done and at a time when current management believes that fraudulent activities were being undertaken which caused the company's stock price to be overinflated. Plaintiff claims that he received stock as compensation for services rendered. When Novex investigated the matter it found virtually no records of any tangible service. These actions and omissions caused the U.S. Securities and Exchange Commission in or about 1997 to commence an investigation of the company, then known as Stratford Acquisition Corp. It is Novex's understanding that the investigation is still pending and the Company has no information as to what action, if any, the SEC may take pursuant to the investigation. Mel Greenspoon vs. Stratford Acquisition Corporation, et. al., Ontario Court (General Division), Index No. 97-CV-126814.

Item 2.   Changes in Securities

     In the three month period ended August 31, 1999, the Company issued 1,000,000 shares of its $.001 par value common stock ("Common stock") to The Sherwin-Williams Company as part of the acquisition of Allied/Por-Rok business. These shares were valued at market prices of $.26 per share. In addition, the Company granted to Dime Commercial Corp. a class B warrant to purchase 233,365 shares of the Company's restricted common stock at an exercise price of $.25 per share as part of Dime's financing of the Por-Rok transaction. The class B warrants expire September 1, 2002.

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

NOVEX SYSTEMS INTERNATIONAL, INC.


By: /s/ Daniel W. Dowe
    ------------------------------
    Daniel W. Dowe
    President and Chief Executive
    Officer


Date: July 5, 2000