Form 10-Q/A
period 1999-11-30
NOVEX SYSTEMS INTERNATIONAL INC
filed 2000-07-17
CIK 945634

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the
past 90 days. Yes _X_   No___.

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

         Consolidated Balance Sheet as of
         November 30, 1999 and May 31, 1999..................................F-1

         Consolidated  Statement  of  Operations  for the three  months ended  November 30, 1999 and November 30, 1998 (Restated) and for
         the six months ended November 30, 1999 and November 30, 1998........F-2

         Consolidated Statement of Cash Flows for the six
         months ended November 30, 1999 and November 30, 1998................F-3

         Notes to Financial Statements ......................................F-4


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................1

Part II  Other Information

Item 1.  Legal Proceedings.....................................................5

Item 2.  Changes in Securities.................................................5

Item 3.  Defaults Upon Senior Securities.......................................5

Item 4.  Submission of Matters to a Vote of Security Holders...................5

Item 5.  Other Information.....................................................5

Item 6.  Exhibits and Reports on Form 8-K......................................6

                                     PART I


                                                                            Page
No.

Item 1.  Financial Information (Unaudited)

         Consolidated Balance Sheet as of
         November 30, 1999 and May 31, 1999..................................F-1

         Consolidated  Statement  of  Operations - for the three months ended  November 30, 1999 (Restated) and November 30, 1998 and for
         the six months ended November 30, 1999 and November 30, 1998........F-2

         Consolidated Statement of Cash Flows - for the six
         months ended November 30, 1999 and November 30, 1998................F-3

         Notes to Financial Statements ......................................F-4

                     NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                November 30,     May 31,
                                                                   1999           1999
                                                               -----------    -----------
                                                               (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                $    27,979    $     1,788
      Accounts receivable, net                                     516,406         20,690
      Inventories                                                  495,015        221,707
      Prepaid expenses and other current assets                     42,734          8,600
                                                               -----------    -----------

           Total Current Assets                                  1,082,134        252,785

PROPERTY, PLANT AND EQUIPMENT, net of
      accumulated depreciation and amortization                  1,477,138         80,914

GOODWILL, net of accumulated amortization                          875,949        316,300

OTHER ASSETS                                                            --          6,059
                                                               -----------    -----------

                                                               $ 3,435,221    $   656,058
                                                               ===========    ===========


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY


CURRENT LIABILITIES:
      Current portion of long term debt                        $   209,757    $   393,548
      Due to factor                                                 53,000         56,700
      Note payable                                               1,294,973             --
      Bank line of credit                                          434,741             --
      Accounts payable                                             546,384        241,424
      Loans payable - shareholder                                   30,378             --
      Accrued expenses and other current liabilities               203,691        115,190
                                                               -----------    -----------

           Total Current Liabilities                             2,772,924        806,862
                                                               -----------    -----------

COMMITMENTS AND CONTINGENCIES

LONG TERM DEBT, net of current portion                             819,552        772,582

SHAREHOLDERS' DEFICIENCY:
      Common stock -  $0.001 par value,
           50,000,000 shares authorized,
           21,987,738, 15,250,771 and 11,965,646 shares
           issued and outstanding, respectively                     21,987         15,251
      Additional paid-in capital                                 5,710,516      4,408,753
      Accumulated deficit                                       (5,889,758)    (5,347,390)
                                                               -----------    -----------

           Total shareholders' deficiency                         (157,255)      (923,386)
                                                               -----------    -----------

                                                               $ 3,435,221    $   656,058
                                                               ===========    ===========


                 See notes to consolidated financial statements.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three months ended               Six months ended
                                                       November 30,                    November 30,
                                               ----------------------------    ----------------------------
                                                  1999            1998            1999            1998
                                                (Restated)
                                               ------------    ------------    ------------    ------------
                                                (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
NET SALES                                      $    570,187    $    118,599    $    851,474    $    128,276
COST OF GOOD SOLD                                   382,897          26,418         556,127          30,573
                                               ------------    ------------    ------------    ------------
GROSS PROFIT                                        187,290          92,181         295,347          97,703

SELLING, GENERAL AND ADMINISTRATIVE                 317,029         310,344         672,787         587,838

                                               ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                               (129,739)       (218,163)       (377,440)       (490,135)
                                               ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):
      Interest income                                    --             330              --             330
      Interest expense                              (63,871)        (29,913)       (113,072)        (45,177)
      Amortization of debt discount                      --         (43,455)        (28,870)        (69,529)
      Foreign currency gain (loss)                  (16,625)        (22,823)        (22,986)        (35,505)
                                               ------------    ------------    ------------    ------------
           OTHER EXPENSES, net                      (80,496)        (95,861)       (164,928)       (149,881)
                                               ------------    ------------    ------------    ------------

NET LOSS                                       $   (210,235)   $   (314,024)   $   (542,368)   $   (640,016)
                                               ============    ============    ============    ============

NET LOSS PER COMMON SHARE, basic and diluted   $      (0.01)   $      (0.03)   $      (0.03)   $      (0.05)
                                               ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING, basic and diluted             21,987,738      12,471,506      20,233,440      12,310,302
                                               ============    ============    ============    ============


                 See notes to consolidated financial statements.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Six months ended
                                                                                        November 30,
                                                                                --------------------------
                                                                                   1999            1998
                                                                                -----------    -----------
                                                                                (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                  $  (542,368)   $  (640,016)
      Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
                Depreciation and amortization                                        51,902         15,713
                Common stock and options issued for payment
                     of services and compensation                                     7,500         44,400
                Common stock issued for payment of interest expense                      --         15,175
                Amortization of debt discount                                        28,870         69,529
      Changes in assets and liabilities, net of the effect from acquisitions:
                Accounts receivables                                               (495,716)       (68,259)
                Inventories                                                        (273,308)      (113,154)
                Other receivables                                                        --         15,122
                Prepaid expenses and other current assets                           (34,134)       (13,530)
                Other assets                                                          6,059         (1,840)
                Accounts payable and accrued expenses                               393,461         38,538
                                                                                -----------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                (857,734)      (638,322)
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Acquisition of business, net of cash acquired                           (800,000)      (290,640)
                                                                                -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                              (800,000)      (290,640)
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Due to factor                                                             (3,700)            --
           Proceeds from (repayment of)
                loans payable - shareholder                                          30,378        (37,000)
           Proceeds from issuance of notes payable                                       --         85,000
           Proceeds from bridge financing                                                --        800,000
           Proceeds from bank line of credit                                        434,741             --
           Proceeds from debt financing                                           1,222,506             --
           Proceeds from the sale of common stock
                and exercise of options                                                  --         98,000
                                                                                -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         1,683,925        946,000
                                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                               26,191         17,038
CASH AND CASH EQUIVALENTS AT
      BEGINNING OF YEAR                                                               1,788         49,108
                                                                                -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $    27,979    $    66,146
                                                                                ===========    ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
           Cash paid during the period for:
                     Interest                                                   $    91,999    $    45,177
                                                                                ===========    ===========
                     Income taxes                                               $        --    $        --
                                                                                ===========    ===========
           Non-cash financing and investing activities:
                     Conversion of debt to equity                               $ 1,033,499    $        --
                                                                                ===========    ===========
                     Common stock issued for assets acquired                    $   260,000    $        --
                                                                                ===========    ===========
           Notes payable issued for assets acquired                             $ 1,294,973    $        --
                                                                                ===========    ===========


                 See notes to consolidated financial statements.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED NOVEMBER 30, 1999
                                   (unaudited)


1.   BASIS OF PRESENTATION AND RESTATEMENT

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operation results for the three and six month periods ended November 30, 1999 are not necessarily indicative of the result that may be expected for the year ended May 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1999.

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

     As a result of the above, for the three months ended November 30, 1999, the net loss before the correction of the error of $271,828 decreased by $61,593 to a net loss of $210,235. The decrease in the net loss did not have a material effect on net loss per share.

2.   LOSS PER SHARE

     Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the six months ended November 30, 1999 and November 30, 1998 diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive.

3.   INVENTORIES

     Inventories consist of the following:

                                            November 30,
                                               1999
                                            ------------
                                            (Unaudited)
                          Raw Material       $269,216
                          Work in Progress         --
                          Finished Goods      225,799
                                             --------
                                             $495,015
                                             ========

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED NOVEMBER 30, 1999
                                   (unaudited)


4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                            November 30,
                                               1999
                                            -----------
                                            (Unaudited)
          Land                              $   400,000
          Building                              447,374
          Property and equipment                807,327
          Leasehold Improvements                 17,330
                                            -----------
                                              1,672,031
          Less: Accumulated
                   depreciation and
                   amortization                (194,893)
                                            -----------
                                            $ 1,477,138
                                            ===========

5.   NOTES PAYABLE

     Notes payable at November 30, 1999 include $1,294,973 owing to The Sherwin Williams Company in connection with the acquisition of the Allied/Por-Rok division by Novex Systems International, Inc. (See Note 9). The terms of the note call for no principle payments and for interest to accrue at the rate of 10% per annum. Payment of interest is at the rate of 5% per year with the balance payable when the note matures on August 12, 2000. Under the present terms the Company will be obligated for $1,359,722 on August 12, 2000 inclusive of accrued interest of $64,749. The Sherwin Williams Company has a security interest in substantially all of the assets of the company which is subordinate to the security interest of Dime Commercial Corp.

     In connection with the acquisition of the Allied/Por-Rok division of The Sherwin Williams Company, Novex Systems International, Inc. obtained a $750,000 line of credit from Dime Commercial Corp. The line provides working capital and is secured by accounts receivable and inventory. Advances under the line are based on 80% of eligible accounts receivables and 50% of eligible inventory. As of November 30, 1999, the Bank Line of Credit was $434,741 inclusive of accrued interest of $4,892. Interest is computed on the average monthly balance under the line based on 2% over the prime rate (currently 10.5%).

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED NOVEMBER 30, 1999
                                   (unaudited)


6.   LONG TERM DEBT

     Long-term debt consists of the following:

                                             November 30,
                                                1999
                                             ----------
                                              (Unaudited)
           Debenture payable                 $  125,000
           Dime note (a)                        869,600
           Dime put warrants(a)                  20,400
           Other                                 14,309
                                             ----------
                                              1,029,309
           Less: Current Portion                209,757
                                             ----------
                                             $  819,552
                                             ==========

     (a) Novex is obligated to Dime Commercial Corp. for $890,000 under a term loan. The loan provides for monthly interest payments based on prime plus two hundred basis points (currently 10.5%). Installments due under the loan begin on March 13, 2000 in the amount of $7,500 per month. The loan matures on August 13, 2002 with a balloon payment of $655,000. There was a put warrant granted with the term loan, exercisable at $.25 and having an expiration date of September 1, 2002. In accordance with Emerging Issues Task Force No. 96-13 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock," we have allocated $20,400 to the put warrant and recorded the amount as part of long-term debt as of November 30, 1999. Subsequent changes in the measure of fair value of the put warrant will be reported in the statement of operations. The note is collateralized by all of Novex's plant and equipment at the Clifton facility. (See Note 9).

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED NOVEMBER 30, 1999
                                   (unaudited)


7.   SHAREHOLDERS' DEFICIT

     During the six months ended, November 30, 1999, Novex issued 1,000,000 shares of its common stock in connection with the acquisition of the Allied/Por-Rok business. These shares were valued at market prices of approximately $.26 per share.

     During the six months ended, November 30, 1999, Novex issued 69,474 shares of stock as compensation for services rendered. These shares were valued at an average market price of $.22 per share.

     During the six months ended, November 30, 1999, Novex converted approximately $1,033,499 of various note and debenture debt including accrued interest into 5,667,493 shares of its common stock. These shares were valued at market prices ranging from $.22 to $.27 per share.

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

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED NOVEMBER 30, 1999
                                   (unaudited)


                                               United States                    Canada
                                          ----------------------        ---------------------
                                           Allied                       Allied
                                          Por-Rok          Fiber        Por-Rok         Fiber      Adjustments(1)   Consolidated
                                          -------          -----        -------         -----      --------------   ------------
Six Months Ended November 30,
        1999 (Unaudited)

   Sales to unaffiliated customers       $  537,935       $  --         $   --         $313,539       $   --         $  851,474
   Interest Expense                          82,067          --             --           31,005           --            113,072
   Depreciation and Amortization             25,260          --             --           26,642           --             51,902
   Segment Loss                             397,755          --             --          144,613           --            542,368
   Segment Assets                         2,846,832          --             --          588,389           --          3,435,221
   Long Lived Asset Expenditures          1,433,615          --             --             --             --          1,433,615

Six Months Ended November 30,
        1998 (Unaudited)

   Sales to unaffiliated customers       $     --         $51,460       $   --         $ 76,816       $   --         $  128,276
   Interest Income                             --            --             --             --              330              330
   Interest Expense                            --            --             --           30,750         14,427           45,177
   Depreciation and Amortization               --            --             --           14,290          1,423           15,713
   Segment Loss                                --            --             --          467,920        172,096          640,016
   Segment Assets                              --            --             --          730,468         61,698          792,166
   Long Lived Asset Expenditures               --            --             --          290,640           --            290,640

Three Months Ended November 30,
        1999 (Unaudited)

   Sales to unaffiliated customers       $  406,195       $  --         $   --         $163,992       $   --         $  570,187
   Interest Expense                          46,357          --             --           17,514           --             63,871
   Depreciation and Amortization             15,818          --             --           16,684           --             32,502
   Segment Loss                             153,740          --             --           56,495           --            210,235
   Long Lived Asset Expenditures               --            --             --             --             --               --

Three Months Ended November 30,
        1998 (Unaudited)

   Sales to unaffiliated customers       $     --         $51,460       $   --         $ 67,139       $   --         $  118,599
   Interest Income                             --            --             --             --              330              330
   Interest Expense                            --            --             --           20,360          9,553           29,913
   Depreciation and Amortization               --            --             --            9,204            916           10,120
   Segment Loss                                --            --             --          229,587         84,437          314,024
   Long Lived Asset Expenditures               --            --             --          285,654           --            285,654

(1) This column represents the amount of non-segment information necessary to reconcile reportable segment information with consolidated totals.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED NOVEMBER 30, 1999
                                   (unaudited)


9.   ACQUISITION

     On August 13, 1999, the Company acquired from The Sherwin Williams Company ("Sherwin") certain assets representing their Allied/Por-Rok business. Pursuant to the purchase agreement Novex (i) paid $800,000 to Sherwin, (ii) issued 1,000,000 shares of restricted common stock to Sherwin with the requirement to register the common stock with the Securities and Exchange Commission and (iii) issued a note payable for $1,294,973, as adjusted from $1,300,000, which bears interest at 10% per annum and is payable over a one year period. In order, to induce Sherwin to accept the note payable, the Company had to convert all the previously issued debt to equity, except for the $250,000 debenture which will be paid as a condition of the Allied/Por-Rok acquisition. At November 30, 1999, the outstanding balance on the debenture is $125,000 (see Note 6.) Further, Sherwin has a subordinated security interest in substantially all the assets of the company.

     Novex has entered into a $890,000 installment term note with Dime Commercial Corp. of which $800,000 was used for the purchase of Allied/ Por Rok and the remaining $90,000 was used for working capital needs in fiscal 2000. This financing arrangement also provides for a $750,000 revolving note payable to fund future working capital requirements. The bank has a senior secured interest in substantially all the assets of Novex. In addition, the Company granted a class B warrant with a "put" right to purchase 233,365 shares of restricted common stock at an exercise price of $.25. Dime Commercial Corp. has the right to demand the purchase of the warrant if Novex completes a refinancing of all or a portion of the Dime term loan and/or revolving line of credit from funds provided by someone other than Dime. Therefore, Dime has the option of requesting payment in cash or waiving its right to sell the warrant to Novex. If Dime requests payment the amount they will receive is either (i) if the closing stock price is less than or equal to the exercise price, then Novex pays $58,341, which is the exercise price times the 233,365 shares underlying the warrant or (ii) if the closing price exceeds the exercise price, then Novex pays the closing price up to a maximum of $.51 per share underlying the warrant or $119,016. Alternatively, if Dime decided to exercise the warrant, they can issue a 60-day non-interest bearing note for the entire amount due to Novex for the 233,365 shares of common stock underlying the warrant.

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

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED NOVEMBER 30, 1999
                                   (unaudited)


     Goodwill of $584,867 resulted from this acquisition and is determined as follows:

                 Assets acquired:
                       Accounts receivable                           $   311,983
                       Inventory                                         225,661
                       Furniture and equipment                           566,360
                       Building                                          415,000
                       Land                                              400,000
                                                                     -----------
                             Total                                   $ 1,919,004
                 Purchase price                                        2,354,973
                                                                     -----------
                                                                         435,969
                 Acquisition costs                                       148,898
                                                                     -----------
                 Goodwill                                            $   584,867
                                                                     ===========

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

                                             Six Months        Six Months
                                               Ended             Ended
                                             November 30,      November 30,
                                                1999              1998
                                            ------------      ------------
     Net Sales                              $  1,117,452      $    855,207
     Cost of Sales                               798,119           645,412
                                            ------------      ------------
     Gross profit                                319,333           209,795
     Operating expenses                          677,660           690,293
                                            ------------      ------------
     Loss from operations                       (358,327)         (480,498)
     Net other expenses                         (201,787)         (238,106)
                                            ------------      ------------
     Net loss                               $   (560,114)     $   (718,604)
                                            ============      ============
     Net loss per share                     $      (0.03)     $      (0.05)
                                            ============      ============
     Shares used in calculation               20,233,440        13,310,302
                                            ============      ============

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED NOVEMBER 30, 1999
                                   (unaudited)


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-Q. The Financial Statements for the six month period ended November 30, 1999, included in this Form 10-Q are unaudited; however, this information reflects all adjustments (consists solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Six months ending November 30, 1999 vs. November 30, 1998.

     While net sales for the six month period ending November 30, 1999 were $851,474, net sales for the same period ending November 30, 1998 were $128,276. The increase in sales resulted primarily from Novex's acquisition of the Allied Composition/Por-Rok business unit from The Sherwin-Williams Company ("Por-Rok") on August 13, 1999.

     While net sales in the three month period ending November 30, 1999 were $570,187, net sales for the same period ending November 30, 1998 were $118,559. The revenues in the second quarter ending November 30, 1999, were higher than revenues in the first quarter ending August 31, 1999 because the second quarter reflected a full quarter of revenues derived from the Por-Rok unit versus there only being two weeks of revenue from the Por-Rok unit in the first quarter.

Three months ending November 30, 1999 vs. November 30, 1998.

     In the three month periods ending November 30, 1999 and November 30, 1998, net sales were $570,187 and $118,559, respectively. In the three month period ending November 30, 1999, the Company generated a loss from operation of $129,739.

     In the second quarter of fiscal year May 31, 2000, Novex experienced a decrease in its gross margin for the three months ending November 30, 1999 to 33% versus 35% for the six months ended November 30, 1999. When Novex prepared its financial statements for the second quarter ending November 30, 1999, it conducted a physical inventory in order to implement a perpetual inventory system. When doing this it realized that the estimated value it placed on inventory in the first quarter was too high (see Note 1-Basis of Presentation and Restatement). As of November 30, 1999, we adjusted our inventory level based on actual inventory counts and, in this amendment, have restated the statement of income for the three months ended November 30, 1999 accordingly.

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

     Novex also incurred $100,000 in freight expenses which Novex will pass on to its customers through a new shipping policy that will become effective June 1, 2000. Also, in this period, Novex had incurred non-cash charges for depreciation and amortization of $42,000. The net effect of these non-cash accounting charges and the cash expenses relating to shipping costs, would have resulted in Novex posting a nominal operating profit for the three month period ending November 30, 1999, before expenses for interest which in the quarter totaled $80,496. Novex's overall operating results for the six month period ending November 30, 1999, is less reflective of Novex's current operations since the first quarter only includes two weeks of the revenues and expenses generated by the Por-Rok Unit.

     On November 30, 1999, Novex had $1,082,134 in current assets, which consisted principally of accounts receivable of $516,406 and inventory of $495,015. Novex's net property, plant and equipment totaled $1,477,138 and goodwill was $875,949. All of Novex's asset categories increased substantially when compared to its year ending balance sheet dated May 31, 1999 because of the assets it acquired in the Por-Rok transaction

Liquidity and Financial Resources at November 30, 1999

     In the period ending November 30, 1999, Novex had $2,719,924 in current liabilities, which includes a seller's note for $1,300,000 that was issued to The Sherwin-William Company when we acquired the Por-Rok Unit ("Sherwin-Williams Note"). Novex also has $434,741 outstanding on its secured revolving line of credit with Dime Commercial Corp. which is used to fund Novex's operations and it has accounts payable of $546,384, and accrued expense of $203,691. The officer's loan of $30,378 was made to Novex by its current President, Daniel W. Dowe, in June and July, 1999 to assist Novex with its operating cash flow needs before we acquired the Por-Rok Unit and opened the line of credit with Dime Commercial Corp. Mr. Dowe has entered into an agreement with Novex's board of directors to have the loan repaid without interest. There is no agreement between Novex's board of directors and Mr. Dowe to repay the loan on a specified date. However, if Novex has adequate cash on hand after it finances another acquisition, or if it becomes profitable Novex and Mr. Dowe will agree to a mutually acceptable payment plan. At the present time, Mr. Dowe has agreed to allow Novex time to repay the loan with no set conditions for repayment.

     Long-term debt of $819,552 consists of the long-term portion of a three year $890,000 term loan that was made by Dime Commercial Corp. ("Dime Note") to enable Novex to acquire the Por-Rok Unit. The remaining portion of the purchase price for the Por-Rok Unit was paid with the Sherwin-Williams note.

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

     Novex has already begun the early stage process of refinancing the Sherwin-Williams Note which matures on August 12, 2000, with an equity or a partial equity and debt security offering which may be completed as part of another acquisition, although no acquisition agreement exists as of the filing of this Form 10-Q. The net effect of this refinancing, assuming a portion, if not all, of the refinancing is completed through an equity offering, would enable Novex to increase its shareholders equity which was a negative $157,255 on November 30, 1999. Although plans to refinance the Sherwin-Williams Note are being undertaken, no assurance can be made that the refinancing will be completed, or that it will be on terms that are favorable to Novex.

     In addition, Montcap Financial Corporation, loaned Novex Canada $70,000 that is secured by equipment at the Mississauga location, and Mr. Friedenberg loaned Novex a total of $145,000 in notes to assist with cashflow shortfalls during the summer of 1998 before Novex acquired ARM PRO and received a bridge loan of $250,000 during February 1999.

     To improve Novex's profitability, management intends to undertake a number of initiatives to increase sales and reduce expenses. For example, Novex intends to issue a new price list and freight policy to improve Novex's margins on sales of its Por-Rok products and to institute a new freight policy which will pass all outgoing freight charges to the customers. The current freight policy generally requires Novex to absorb outgoing freight charges for all orders in excess of 500 lbs. Novex will also begin to market some of its former Novacrete products under the Por-Rok brandname to existing Por-Rok customers. In addition, management is aggressively pursuing sales of the Por-Rok products to large home center stores and major cooperative retailers of building materials.

     If these efforts do not generate additional sales to enable Novex to meet all of its operating and financing expense requirements, it would then seek additional financing from third-party sources. Although the Novex's assets are fully secured by loans outstanding to Dime Commercial Corp., Sherwin-Williams and Montcap Financial Corp., Novex would seek to raise additional capital through the sales of unsecured debt securities, unsecured debt combined with equity securities or preferred and common stock. It is likely, however, that any unsecured debt financing would carry a higher interest rate than secured financing or that any equity financing might be on terms which are not favorable to Novex and which are dilutive to existing shareholders.

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

NOVEX SYSTEMS INTERNATIONAL, INC.


By: /s/ Daniel W. Dowe
    ---------------------
    Daniel W. Dowe
    President


Date: July 5, 2000