Form 10-Q/A
period 2000-02-29
NOVEX SYSTEMS INTERNATIONAL INC
filed 2000-07-17
CIK 945634

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

         Notes to Financial Statements ......................................F-4

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                February 29,    May 31,
                                                                   2000          1999
                                                               -----------    -----------
                                                                (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                $     2,020    $     1,788
      Accounts receivable, net                                     585,929         20,690
      Inventories                                                  450,751        221,707
      Other receivables                                                 --             --
      Prepaid expenses and other current assets                     59,536          8,600
                                                               -----------    -----------

           Total Current Assets                                  1,098,236        252,785

PROPERTY, PLANT AND EQUIPMENT, net of
      accumulated depreciation and amortization                  1,461,126         80,914

GOODWILL, net of accumulated amortization                          842,758        316,300

OTHER ASSETS                                                            --          6,059
                                                               -----------    -----------

                                                               $ 3,402,120    $   656,058
                                                               ===========    ===========


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
      Current portion of long term debt                        $   217,670    $   393,548
      Due to factor                                                 78,118         56,700
      Note payable                                               1,281,351             --
      Bank line of credit                                          601,172             --
      Accounts payable                                             605,957        241,424
      Loans payable - shareholder                                   31,925             --
      Accrued expenses and other current liabilities               244,442        115,190
                                                               -----------    -----------

           Total Current Liabilities                             3,060,635        806,862
                                                               -----------    -----------

COMMITMENTS AND CONTINGENCIES

LONG TERM DEBT, net of current portion                             816,330        772,582

SHAREHOLDERS' DEFICIENCY:
      Common stock - $0.001 par value,
           50,000,000 shares authorized,
           21,987,738, 15,250,771 and 11,965,646 shares
           issued and outstanding, respectively                     21,987         15,251
      Additional paid-in capital                                 5,710,516      4,408,753
      Accumulated deficit                                       (6,207,348)     5,347,390
                                                               -----------    -----------

           Total shareholders' deficiency                         (474,845)      (923,386)
                                                               -----------    -----------

                                                               $ 3,402,120    $   656,058
                                                               ===========    ===========


                 See notes to consolidated financial statements.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Three months ended                      Nine months ended
                                                           --------------------------------        ---------------------------------
                                                           February 29,        February 28,        February 29,        February 28,
                                                               2000                1999               2000                1999
                                                           ------------        ------------        ------------        ------------
                                                            (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
NET SALES                                                  $    538,938        $     92,566        $  1,390,412        $    220,842
COST OF GOOD SOLD                                               403,226              50,356             959,358              80,929
                                                           ------------        ------------        ------------        ------------
GROSS PROFIT                                                    135,712              42,210             431,059             139,913

SELLING, GENERAL AND ADMINISTRATIVE                             354,636             422,125           1,027,423           1,009,963

                                                           ------------        ------------        ------------        ------------
LOSS FROM OPERATIONS                                           (218,924)            379,915            (596,364)           (870,050)
                                                           ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSES):
      Interest income                                                --                   3                  --                 333
      Interest expense                                          (79,731)            (30,197)           (192,803)            (75,374)
      Amortization of debt discount                                  --                  --             (28,870)            (69,529)
      Foreign currency gain (loss)                              (18,935)             51,656             (41,921)             16,151
                                                           ------------        ------------        ------------        ------------
           OTHER EXPENSES, net                                  (98,666)             21,462            (263,594)           (128,419)
                                                           ------------        ------------        ------------        ------------

NET LOSS                                                   $   (317,590)       $   (358,453)       $   (859,958)       $   (998,469)
                                                           ============        ============        ============        ============

NET LOSS PER COMMON SHARE, basic and diluted               $      (0.01)       $      (0.02)       $      (0.04)       $      (0.08)
                                                           ============        ============        ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING, basic and diluted                         21,987,738          15,073,607          20,818,206          13,194,542
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

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED FEBRUARY 29, 2000
                                   (unaudited)


                                                United States                       Canada
                                         --------------------------      --------------------------
                                           Allied                         Allied
                                           Por-Rok          Fiber         Por-Rok          Fiber       Adjustments(1)   Consolidated
                                         ----------      ----------      ----------      ----------      ----------      ----------
Nine Months Ended February 29,
        2000 (Unaudited)

   Sales to unaffiliated customers       $1,038,024      $     --        $     --        $  352,388      $     --        $1,390,412
   Interest Expense                         157,454            --              --            35,349            --           192,803
   Depreciation and Amortization             40,671            --              --            43,591            --            84,262
   Segment Loss                             589,696            --              --           270,262            --           859,958
   Segment Assets                         2,819,401            --              --           582,719            --         3,402,120
   Long Lived Asset Expenditures          1,433,615            --              --              --              --         1,433,615

Nine Months Ended February 28,
        1999 (Unaudited)

   Sales to unaffiliated customers       $     --        $   88,600      $     --        $  132,342      $     --        $  220,842
   Interest Income                             --              --              --              --               333             333
   Interest Expense                            --              --              --            51,304          24,070          75,374
   Depreciation and Amortization               --              --              --            24,543           2,446          26,989
   Segment Loss                                --              --              --           729,984         268,485         998,469
   Segment Assets                              --              --              --           751,044          68,129         819,173
   Long Lived Asset Expenditures               --              --              --           290,640            --           290,640

Three Months Ended February 29,
        2000 (Unaudited)

   Sales to unaffiliated customers          500,089            --        $     --        $   38,349            --        $  538,988
   Interest Expense                          75,387            --              --             4,344            --            79,731
   Depreciation and Amortization             15,411            --              --            16,949            --            32,360
   Segment Loss                             191,941            --              --           125,649            --           317,590
   Long Lived Asset Expenditures               --              --              --              --              --              --

Three Months Ended February 28,
        1999 (Unaudited)

   Sales to unaffiliated customers       $     --        $   37,140      $     --        $   55,526      $     --        $   92,566
   Interest Income                             --              --              --              --                 3               3
   Interest Expense                            --              --              --            20,554           9,643          30,197
   Depreciation and Amortization               --              --              --            10,253           1,023          11,276
   Segment Loss                                --              --              --           262,064          96,389         358,453
   Long Lived Asset Expenditures               --              --              --              --              --              --

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

     Novex only achieved a gross margin of 31% in the nine months ending February 29, 2000. The decrease in gross margin during this period was attributable to two factors. The first factor being that in the nine months ended February 28, 1999, the Novex's revenues were primarily derived from the sale of its Fiberforce products which have considerably higher gross margins whereas in the nine month period ended February 29, 2000, Novex generated a much higher volume of sales of its Por-Rok product line which has a lower gross margin than the Fiberforce products. Secondly, Novex made a substantial sale of its Fiberforce product at wholesale prices to a reseller of fiber. This also contributed to the lower margin. Management does not expect any further decline in the gross margin. Rather it expects the gross margin to return to the higher level that it has achieved during the other quarters that are not affected by the seasonality experienced during the third quarter or non-recurring pricing discounts. Any further change in the gross margin will result directly from changes in product sales mix and sales volume.

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

     In the three month period ending February 29, 2000, the gross margin was 25% as compared to 46% for the same period ended February 28, 2000. As noted previously, this resulted principally from a substantial increase in sales of the lower-margin Por-Rok products (which were not sold at all in the comparative period) and the sale of fiber during the three months ended February 29, 2000 to resellers at wholesale prices. This gross margin was also lower for this period than the 33% margin achieved for the three months ended November 30, 1999. This decrease in margin is attributable to the historical slow-down of fiber sales during the months of December through February due to the decline in the construction business in Eastern Canada and the northeastern region of the United States during the winter months. Novex does not expect the downward trend of its gross margin to continue. Rather it expects the margins to return to the level achieved in the three months ended November 30, 1999 which was not affected by the seasonality experienced in the third quarter.

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

     Long-term debt, before current portion, of $1,034,000 consists of the long-term portion of a three year term loan and put warrant totaling $890,000 that was made by Dime Commercial Corp. to enable the Company to acquire the Por-Rok Unit. The remaining portion of the purchase price for the Por-Rok Unit was paid with the Sherwin-Williams Note. The $78,118 obligation listed as "Due to Factor" is the value of an equipment loan made to Novex, Ltd. denominated in United States dollars.

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

     Novex has already begun the early stage process of refinancing the Sherwin-Williams Note which matures on August 12, 2000, with an equity or a partial equity and debt security offering which may be completed as part of another acquisition, although no acquisition agreement exists as of the filing of this Form 10-Q. The net effect of this refinancing, assuming a portion, if not all, of the refinancing is completed through an equity offering, would enable Novex to increase its shareholders equity which was a negative $474,845 on February 29, 2000. Although plans to refinance the Sherwin-Williams Note are being undertaken, no assurance can be made that the refinancing will be completed, or that it will be on terms that are favorable to Novex.

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

     In the nine months ended February 2000, Novex has been able to increase sales volume while selling, general and administrative expenses have remained relatively constant when compared to the nine months ended February 1999. The increase in sales has resulted in higher levels of accounts receivable and inventory as well as accounts payable and accrued expenses. In addition, the acquisition of Por-Rok has increased the amount of debt, which has resulted in higher amounts of interest payments, that Novex needs to fund from operations. Therefore, while there has been a decline in negative cash flows from operations from $897,929 in the nine months ended February 1999 to $761,327 in the nine months ended February 2000, Novex still has generated negative cash flows from operations. Thus, while future operating cash inflows should continue to increase, unless Novex's sales volume increases, the company will not have sufficient cash flow to cover its operating, investing and debt payment requirements. Therefore, Novex has developed plans to improve profitability and cash flows and to raising capital, if necessary.

     To improve Novex's profitability, management is undertaking a number of initiatives to increase sales and reduce expenses. For example, Novex has issued a new price list and freight policy that will become effective June 1, 2000. The new price list will improve Novex's margins on sales of its Por-Rok products and the new freight policy will pass all outgoing freight charges to the customers. Until the price list becomes effective, the current freight policy generally requires Novex to absorb outgoing freight charges for all orders in excess of 500 lbs. Novex will also begin marketing some of its former Novacrete products under the Por-Rok brandname to existing Por-Rok customers. In addition, management is aggressively pursuing sales of the Por- Rok products to large home center stores and major cooperative retailers of building materials.

     To improve cash flow, Novex has been able to procure more favorable payment terms from vendors by extending the payment due date for raw materials and supplies used in manufacturing. These vendors had initially been willing to extend only limited credit to Novex soon after its acquisition of the Por-Rok product line from The Sherwin-Williams, due to the company's small size. At the time, the limited credit terms increased our need to use cash for operations.

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

NOVEX SYSTEMS INTERNATIONAL, INC.


By: /s/ Daniel W. Dowe
   -------------------------------
   Daniel W. Dowe, President


Date: July 5, 2000