Form 10-K/A
period 2000-05-31
NOVEX SYSTEMS INTERNATIONAL INC
filed 2000-07-17
CIK 945634

FORM 10-K/A

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 1999.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO           .
                                                    ----------    ----------

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                  (Formerly Stratford Acquisition Corporation)
             (Exact name of registrant as specified in its charter)

     New York                   0-26112                  41-1759882
(State of Jurisdiction)   (Commission File Number) (IRS Employer ID No.)

67 Wall Street, Suite 2001,  New York, New York              10005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the
past 90 days. Yes __X__   No ____

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K                                   Incorporated Document
-----------------------                                 ---------------------
Part IV, Item 14                                          Form 8-K filed on
                                                          September 17, 1998
Part IV, Item 14                                          Form 8-K/A filed on
                                                          November 30, 1998

                        NOVEX SYSTEMS INTERNATIONAL, INC.

                                Table of Contents


                                                                        Page No.
                                                                        --------
Part I

Item 1.    Business and Risk Factors                                         1

Item 2.    Properties                                                       24

Item 3.    Legal Proceedings                                                25

Item 4.    Submission of Matters to a Vote of Security                      25
           Holders
Part II

Item 5.    Market for Registrant's Common Equity and                        26
           Related Stockholder Matters

Item 6.    Selected Financial Data                                          28

Item 7.    Management's Discussion and Analysis of                          28
           Financial Condition and Results of Operations

Item 8.    Financial Statements and Supplementary Data                      33

Item 9.    Changes in and Disagreements with Accountants                    34
           on Accounting and Financial Disclosure

Part III

Item 10.   Directors and Executive Officers of the                          34
           Registrant

Item 11.   Executive Compensation                                           35

Item 12.   Security Ownership of Certain Beneficial                         36
           Owners and Management

Item 13.   Certain Relationships and Related Transactions                   38

Part IV

Item 14.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                              39

                                     PART I

Item 1. Business and Risk Factors

Novex will be subject to numerous and substantial economic, operational and other risks which should be carefully evaluated. For a more detailed discussion of the risk factors involved in the investment being offered in this offering, see the following Risk Factors.

                                  RISK FACTORS

Novex evolved from the development stage in mid-1998 and any evaluation of the Company and its business should only be made after having given careful consideration to the following risk factors, in addition to those appearing elsewhere in this Form 10-K.

Our limited operating history makes it difficult for investors to evaluate our business based on past performance - Novex has only had manufacturing operations and related revenues since April 1998. As a result, it may be difficult for investors to evaluate our business and its prospects based on prior performance.

Novex has had losses and may not be able to achieve profitability. Novex has recorded net losses for each year of operation (1994-1999). In addition, a significant portion of our assets are attributable to goodwill. In September 1998, Novex purchased Arm Pro, Inc., which resulted in goodwill of $347,095. As of May 31, 1999, goodwill amounted to $316,300, net of accumulated amortization of $30,795, and is being amortized on the straight-line method over 10 years. Amortization expense charged to operations for the fiscal year 1999 was $30,795. Management will periodically review the recoverability of goodwill to determine if it has been impaired. Events that may cause an impairment would be the inability to successfully integrate the operations of Arm Pro and/or the recently acquired Por-Rok with Novex (see General Business Development-Subsequent Events), Novex's future intentions with regard to the operations, and the operations forecasted undiscounted cash flows. Any reduction in the value of goodwill would be to the extent that the present value of the expected future cash flows are less than the carrying amount of goodwill. This analysis may result in a complete or partial write-off or acceleration of the amortization period. A write-down of part or all of this would hurt our results of operations and make it even more difficult to achieve profitability in the future. Going forward, we anticipate incurring significant expenses, including product and service development expenses, sales and marketing costs and administrative expenses, as well as other problems, expenses, delays and other uncertainties inherent in a business with a relatively short history of operations which is seeking to expand its operations. Accordingly, these factors will also make it more difficult to achieve profitability in the near future. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Consolidated Financial Statements and Notes."

If Novex Cannot expand its limited product line, its ability to increase revenues and become profitable will be hampered. In the construction products industry, end-users would prefer to use one manufacturer's products in any given construction project and distributors generally prefer to stock an expanded rather than a limited product line. We currently market only a limited number of products and need to acquire companies with complementary products and/or develop new products. Because of the uncertainties associated with obtaining acquisition financing and with closing these transactions, we may not achieve our objective to expand our product line this year.

Furthermore, we do not currently know when new products under development will be ready for manufacturing, generate revenues, or whether they can be successfully marketed. If we are unable to acquire new products or develop new products, our ability to achieve profitability through increased sales from an expanded product line would be delayed. See "Business-The Company's Future Operations" and"-Description of Products."

Because Novex has no patent protection for its product formulae, its competitors could copy its products and market them under another name which could decrease Novex's revenues and hamper its ability to achieve profitability. Since the formulae would become public knowledge if Novex were to obtain patent protection, Novex has chosen not to obtain patents on any of its proprietary technology. Therefore, the absence of patent protection represents a risk in that Novex will not be able to prevent other persons from developing competitive products. If Novex's competitors were to learn of the secret formulae for making its products, they could easily duplicate the products and offer them to Novex's customers without any suggestion of patent infringement. As a result, Novex's revenues would decline and its ability to achieve profitability would be hampered.

Some of Novex's products are seasonal and may cause fluctuations in our quarterly operating results. Novex's Fiberforce product line is subject to substantial seasonal fluctuations. Historically, a significant portion of Novex's net sales and net earnings have been realized from sales of the Fiberforce line during the months of March through November while net sales and net earnings have generally been significantly lower during the period December through February. Accordingly Novex's operating results may vary significantly from quarter to quarter. If for any reason Novex's sales were to be substantially below seasonal norms during November through February, Novex's annual revenues and earnings would be adversely affected. Additionally, fluctuations caused by variations in quarterly operating results may have a corresponding effect on the market price of our common stock. See "Financial Statements and Notes", "Management Discussion and Analysis of Financial Condition and Results of Operations", and "Business".

If a trading market is not maintained, holders of the common stock may experience difficulty in reselling their common shares or may be unable to resell them at all. The common shares of Novex are presently quoted on the NASDAQ Over-The-Counter (OTC) Bulletin Board, a regulated quotation service that captures and displays real-time quotes and indications of interest in securities not listed on The NASDAQ Stock Market, or any U.S. securities exchange. The current trading ticker symbol for the common shares is "HARD". Novex may, but has not, entered into any agreements with market makers to make a market in its common stock. In addition, any market making activity would be subject to the limits imposed by the Securities Act, and the Securities Exchange Act of 1934, as amended, and it is possible that the market in the common stock can be discontinued at any time. Accordingly, if there is no active market available for the common shares, no liquidity or if the market is discontinued, holders of the common stock may have difficulty or may be unable to sell the shares which he or she may hold.

Because our stock is presently considered to be a "penny stock", the applicability of "Penny Stock Rules" could make it difficult for investors to sell their shares in the future in the secondary trading market. Federal regulations under the Exchange Act regulate the trading of so-called "penny stocks" (the "Penny Stock Rules"), which are generally defined as any security not listed on a national securities exchange or NASDAQ, priced at less than $5.00 per share, and offered by an issuer with limited net tangible assets and revenues. In addition, equity securities listed on NASDAQ that are priced at less than $5.00 per share are deemed penny stocks for the limited purpose of
Section 15(b)(6) of the Exchange Act. Therefore, during the time which the common stock is quoted on the NASDAQ OTC Bulletin Board at a price below $5.00 per share, trading of the common stock will be subject to the full range of the Penny Stock Rules. Under these rules, broker dealers must take certain steps prior to selling a "penny stock," which steps include: (I) obtaining financial and investment information from the investor; (ii) obtaining a written suitability questionnaire and purchase agreement signed by the investor; and
(iii) providing the investor a written identification of the shares being offered and in what quantity. If the Penny Stock Rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. Accordingly, the application of the comprehensive Penny Stock Rules may be more difficult for broker-dealers to sell the common stock and investors may have difficulty in selling their shares in the future in the secondary trading market.

Certain information included in this Form 10-K contain statements that are forward-looking, such as statements relating to future anticipated direction of Novex, plans for expansion, corporate acquisitions, anticipated sales growth and capital funding sources. These forward-looking information involves risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, the results may even materially differ from those expressed in any forward-looking statements made by or on behalf of Novex.

                                    BUSINESS

     a.   General Business Development

     Novex Systems International, Inc. ("Novex") is a corporation formed under the laws of New York and has its principal place of business and executive offices located at 67 Wall Street, New York, New York 10005, telephone 212-825-9292. Until May 11, 1999, Novex was known as Stratford Acquisition Corp. and had been a corporation organized under the laws of Minnesota. Effective May 11, 1999, Stratford merged into its wholly-owned subsidiary, Novex Systems International, Inc., a newly-formed New York corporation, which was the surviving corporation. The purpose of the merger was to "redomesticate" the company from the state of Minnesota where it had virtually no business activity, to the State of New York where Novex had its corporate headquarters. Furthermore, it was management's belief that New York has a more developed body of laws governing public companies than does Minnesota. For this reason, the new entity, Novex, was incorporated in the State of New York, and the Minnesota company, Stratford, was merged into Novex. As a result, the Minnesota company essentially dissolved into and became a part of the surviving entity, Novex.

     Novex also has a wholly-owned operating subsidiary, Novex Systems International, Ltd. (formerly known as Novacrete Technology (Canada) Inc.), which is a company registered under the laws of the Province of Ontario, Canada and is located at 2525 Tedlo Street, Unit B, Mississauga, Ontario L5A 4A8, telephone 905-566-0716 ("Novex Canada").

     Before August 15, 1995, Stratford was a dormant corporation. On August 15, 1995, it acquired from the inventor, the exclusive right to manufacture and market a proprietary admixture for the enhancement of cementitious products now known as "Adment". Novex granted the inventor 500,000 shares of common stock and a royalty of 2% of the gross sales of Adment up to a maximum royalty amount of $500,000. The inventor is deceased and is now represented by his wife and daughter who are not affiliated with Novex, other than through the royalty agreement.

     Adment is a blend of various materials which when mixed with portland cement and water causes a chemical reaction that creates a calcium silicate hydrate (CSH) paste binder that has a very dense microscopic pore structure. This change in the molecular matrix of the cementitious product increases the bonding between the CSH paste and the aggregates that are mixed into the formula to create a mortar or concrete product. By having a denser pore structure, the end product becomes more durable and resistant to chemicals and water penetration. For this reason, Adment causes cement to chemically react in a manner that ultimately:

     o    produces higher compressive, bonding, flexural and tensile strengths,

     o    reduces shrinkage,

     o    increases workability and, most importantly,

     o increases resistance to penetration of water and chloride ions from de-icing salts.

     Upon acquiring the technology in 1995, Novex's initial plan was to conduct further research and development of Adment with the intention of marketing Adment and a line of pre-packaged concrete repair products using Adment. In the two and one-half year period from August 15, 1995 through November, 1997 Novex underwent a series of management changes, generated no revenues, incurred an accumulated deficit of approximately $3,000,000 and was still in the early development stage.

     On November 17, 1997, Novex made a major change in its business plan which has resulted in significant advancements in all aspects of Novex's operations. With the implementation of a 60 Day Business Development Plan that was announced in December, 1997, Novex's new management increased the number and caliber of its board of directors and senior management by appointing as chairman of the board Mr. William K. Lavin who has substantial senior level management experience with the Woolworth Corporation and Mr. Edward J. Malloy who, as President of Building and Construction Labor Union in the Greater New York area brings substantial experience in construction practices and contacts to Novex. Novex then installed industrial level manufacturing and packaging equipment and warehousing equipment for raw materials and finished goods. It refurbished its executive offices at its Canadian operating plant and constructed an internal testing laboratory. It also opened its first U.S. sales office in New Jersey and closed on a working capital financing of $550,000. As a result of the 60-day plan, Novex began to manufacture and package its Novacrete products, and to execute a sales and marketing program in Canada and the East Coast of the United States which lead Novex to book in April 1998 its first sale of pre-packaged Novacrete repair products. Since that time, Novex has developed and marketed a line of eight concrete repair products that it markets under the Novacrete name.

     In September 1998, Novex's wholly-owned subsidiary, Novex Canada purchased all of the issued and outstanding common stock of ARM PRO Inc. ("ARM PRO"), located in Ontario, Canada. The funds used to purchase ARM PRO were derived from Novex's sale of a 9% $800,000 (U.S.) debenture due to mature on September 4, 2000 and which included a warrant to purchase 1,500,000 shares of Novex's common stock at an exercise price of $.45 per share. The warrant expires on September 4, 2000. Since 1986, ARM PRO has manufactured and marketed the trademarked FIBERFORCE line of polypropylene fibers. Polypropylene fibers are blended into cementitious products to provide secondary reinforcement and reduce cracking. Novex's overall plan was to consolidate the operations of the acquired company with its existing operations, to realize greater operating efficiencies, and to achieve its targeted gross margin of 50% of net sales. Accordingly, in December 1998 Novex closed ARM PRO's Teeswater, Ontario plant and merged the ARM PRO operations into Novex's Mississauga, Ontario operating facility.

     On March 25, 1999, the company announced that it entered into a definitive agreement with The Sherwin-Williams Company to purchase the Por-Rok business unit which is located in Clifton, New Jersey. Por-Rok manufacturers a well-known line of grouting and concrete patching products that are distributed nationally. The acquisition was completed on August 13, 1999.

     Novex believes that the Por-Rok product line is a natural extension of Novex's line of concrete repair and flooring products that it markets under the Novacrete name. It is management's opinion, based on an emerging trend in the industry, that end-users would prefer to use one manufacturer's products in any given construction project. Quite often, one project requires the use of various products. Under these circumstances, the customer prefers to use products that are compatible and are backed by the warranty of one manufacturer. By offering several products as a complete repair system under one warranty, Novex believes it will increase sales of all products to the end-user.

     Additionally, Novex believes that distributors would rather stock one manufacturer's product line to reduce the number of vendors with which they have to do business, meaning less shipments to their warehouses and less accounting for only a few large vendors versus multiple smaller ones. Furthermore, with larger orders, distributors are able to demand better pricing on all products. Accordingly, Novex believes that by diversifying the array of products that Novex can offer to distributors of building materials, it will become more favorable to distributors as well.

     Novex believes that as its product line grows, it will become more favorable to end-users and distributors, resulting in increased sales to both of these types of customers. For this reason, Novex is proactively pursuing opportunities to acquire entire companies or selected product lines from companies to further expand its line of speciality building materials. Although there are no agreements or letters of intent to acquire any companies as of the filing of this Form 10-K, Novex has engaged in discussions with several targets with the goal of closing at least two more transactions in the next twelve months to expand the array of products that Novex offers and to increase its market share in the United States and in Canada. To date, there have been no discussions on price. Although we have identified acquisition targets, there can be no assurances that Novex will be able to reach agreements with any of the targets or that it can close these transactions. Management anticipates that it will finance future acquisitions in part with debt and equity. All assets acquired in an acquisition will be used to raise secured debt financing which will be paid to the selling entity. Management anticipates that it will continue to increase its debt financing through Dime Commercial Corp. Which provided financing for the Por-Rok acquisition closed on August 13, 1999. Therefore, any loans currently outstanding with Dime should not be an impediment to future financings. If additional financing is required to purchase a business this financing will need to be in the form of unsecured loans or equity. In addition, management has planned that as part of any future financing, it would seek to raise sufficient capital to pay off the $1.3 million note owed to The Sherwin-Williams Company. Assuming this type of financing arrangement could be achieved, Novex would not be hindered from financing future acquisitions on account of its current financial obligations.

     b.   Financial Information About Industry Segments

     All assets, revenues and operating expenses are dedicated to one business segment -- the manufacturing and marketing of construction products. Accordingly, Novex accounts for its business operations within one industry, i.e. the building materials industry.

     Based upon its current operations and its operating activity for the past three fiscal years, Novex believes that its financial information is adequately presented in its audited financial statements and is cross- referenced in this Form 10-K to Novex's consolidated balance sheet and consolidated statement of operations appearing on pages F-3 and F-4, respectively.

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

     c.   Subsequent Events

     On August 13, 1999, Novex acquired the Allied Composition/Por-Rok business unit from The Sherwin-Williams Company ("Por-Rok"). Por-Rok manufactures a well-known line of grouting and concrete patching products that are distributed nationally. The purchase price for the Por-Rok acquisition was $2.1 million and was paid for in part from the funds derived from a secured term loan from Dime Commercial Corp. in the amount of $890,000. In exchange for the line of credit from Dime, Novex was required to issue to Dime a warrant to purchase 233,365 shares of Novex's common stock. The warrants have an exercise price of $.25 per share and an exercise period commencing upon issuance and terminating on August 13, 2002. The balance of the purchase price was provided by The Sherwin-Williams Company in exchange for which Novex issued a 10% secured promissory note in the amount of $1.3 million and 1 million shares of Novex's common stock .

     d.   Novex's Current Business Operation

     Novex is engaged in the business of manufacturing and marketing premium building product materials that fit into two categories. The first category consists of a line of polypropylene concrete reinforcing fibers that are marketed under the Fiberforce tradename and a proprietary cement-enhancing admixture that Novex will be marketing under the tradename Novacrete. These products are promoted directly to ready-mix and pre-cast concrete manufacturers. The second category of products consists of a line of pre- packaged concrete repair products that are marketed to contractors directly and also to distributors of building material products. (See Company Products)

     Novex currently has its executive offices at 67 Wall Street, Suite 2001, New York, New York 10005. Its manufacturing operations are conducted through its wholly-owned subsidiary, Novex Canada, in a leased 12,500 square foot facility located at 2525 Tedlo Street, Unit B, Mississauga, Ontario L5A 4A8 (20 minutes west of Toronto). This operating facility is divided into the three areas: 2,500 square feet is allocated to offices and a research laboratory; 4,000 square feet is dedicated to the manufacturing of the company's Novacrete line of cementitious concrete repair products and the remaining 6,000 square feet is used to manufacture the Fiberforce line of polypropylene fibers and for inventorying finished goods.

     Upon closing the Por-Rok transaction, additional manufacturing operations are conducted at a 25,000 square foot facility in Clifton, New Jersey. The Clifton operating facility is a fully-integrated manufacturing plant with the capacity to manufacture approximately 2 million lbs. of product per month on a single shift, which translates into roughly $8 million per annum in sales. Although Novex has the capacity to produce this quantity of product, it does not currently sell all that it can produce. This operating plant currently runs at approximately 25% of its capacity on a two shift level. At present, the Clifton facility manufacturers 5.5 million lbs. of product, or $1.8 million in revenues per annum.

     Until Novex acquired Por-Rok in August 1999, all manufacturing and distribution of Novex's products was centralized in its Novex Canada facility. To eliminate excessive shipping costs associated with delivering small quantities of product, Novex sells larger quantities of products (full truckload orders) to distributors that ultimately resell the product into local markets. In addition, Novex has employed the use of a public warehouse in New Jersey that warehouses and ships product on its behalf for a per diem handling charge. Novex will use public warehouses in areas where the sales volume justifies the need to have product readily available in a local market, but where there is not an established distributor that stocks its products. With the acquisition of Por-Rok the New Jersey public warehouse will no longer be necessary.

     Novex plans to expand its product line significantly over the next five years by acquiring companies that manufacture and market compatible premium building material products that have already gained an acceptable level of market penetration. The building material industry is large and encompasses a wide variety of products, services and equipment. In particular, it is interested in acquiring manufacturers of premium flooring and concrete repair products and related accessory products as well as cement enhancing admixtures for concrete. These types of products usually achieve higher margins since they are not commodity products and are principally sold based on the product's added value. Because these products are usually made and packaged in either a fully-integrated or, in some instances, a semi-integrated manufacturing facility, large volumes of product can be produced in short time periods with minimal labor.

     Our consolidation strategy is aimed at reaping the cost reductions afforded by eliminating excess facilities and overhead while building a full service specialty product line thereby offering one-stop shopping to professional contractors who prefer to choose from one line of products for convenience, product compatibility and warranty and liability reasons.

     e.   The Classification of Building Materials

     Building material products are classified in accordance with standardized performance criteria established by the American Society of Testing Materials
(ASTM). The basic performance characteristics that are considered when classifying the types of building products that Novex sells are:

     o    Compressive strength

     o    Flexural strength (flexibility)

     o    Tensile strength (splitting)

     o    Bonding strength (adherence)

     o    Shrinkage

     o    Resistance to water penetration

     o    Durability in freeze/thaw cycles

     Novex has a research laboratory located in its Novex Canada facility, and a full-time cement chemist that oversees the development of new products and performs the technical analysis on products that Novex acquires.

     Novex follows a standard format for developing new building material products. The initial step in the development of a building product entails an analysis of the market for a product and the cost to manufacture the product. If the market for a product and the cost to manufacture it are acceptable, Novex's laboratory personnel develop a trial formulation for the product. Once a trial formulation has been developed, a sample of the product is given to a qualified independent testing laboratory, and the above 7 properties, among others, are tested pursuant to established ASTM guidelines.

     Standard testing generally requires the recording of the above properties at 1,3,7, and 28 day intervals from the beginning of the test. Early test results are monitored to determine certain performance criteria, such as a product's compressive strength within 24 to 72 hours after it has been installed. This result is particularly important to end-users that need products that will be used to repair areas with little down time, such as hospitals, gas stations, parking garages and other 24 hour operations. Higher strengths over time are important where load bearing floor areas are involved, or in areas that are exposed to aggressive industrial environments, like waste hauling stations.

     If the 1-3-7-28 day results are acceptable, a full batch of the product is made and samples of the product are generally given to contractors to use on small job sites to observe the product's performance under non-laboratory conditions. If the 1-3-7-28 day results are unacceptable or the field trials fail, the trial formulation is reworked and resubmitted for further laboratory testing. In instances where only a slight modification to the product's formulation is required, the need for additional laboratory testing may be unnecessary. If the field trials are acceptable, technical data sheets, package design and marketing materials are finalized and the product is then ready for market.

     The ASTM laboratory test results are an important validation of a product's performance capabilities. However, until a product has performed satisfactorily in a number of projects, end-users are reluctant to use a product. The cost to correct a project if a product were to fail and the resultant damage to the reputation of the professional contractor or the specifying architect or engineer are the underlying reasons for this resistance. While our Novacrete products have successfully passed these laboratory tests and marketing of the products has commenced, we believe that selling these new products in conjunction with Por Rok's well-established product lines will help us to overcome this resistance.

     Accordingly, although it has been selling its line of concrete repair products under the tradename Novacrete, Novex may consider marketing these products in the future under the name of either Por-Rok or one of the other tradenames owned by Por-Rok.

     f.   Marketing Organization

     Novex currently has two full-time salepersons who are located in New Jersey and Mississauga, Ontario, respectively, and five manufacturers' representatives, four of whom are located in various regions of the eastern part of the United States and one of whom is located in the Canadian province of Alberta. It is in the process of hiring another full-time salesperson in Canada to specialize in sales of the Novacrete and Por-Rok products, since the other salesperson is principally focused on sales of Fiberforce fibers.

     With the acquisition of Por-Rok Novex will acquire eleven more manufacturer's representatives. Based on the territories that these individuals are presently covering, Novex would have the personnel to effectively service the following areas of the United States and Canada:

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

Missouri                    North Carolina
Arkansas                    South Carolina
Mississippi                 Tennessee
Louisiana                   Alabama
West Virginia               Georgia
Virginia                    Florida
Kentucky

Canada Distribution

Western Canada              Eastern Canada

Manitoba                    Ontario
Saskatchewan                Quebec
Alberta
British Columbia

     g.   Manufacturing and Distribution

     Novex manufactures and distributes all of its products from its Novex Canada operating facility. This facility has the annual capacity on a single shift basis to produce 11,000,000 lbs. of Novacrete product and approximately 600,000 lbs. of Fiberforce product.

         With the acquisition of the Por-Rok Division, the manufacturing of Novacrete products will be transferred to the Por-Rok facility. This fully-integrated blending and packaging facility is already packaging products for distribution through building supply yards and retail outlets in packages ranging from 1 and 5lb. plastic containers to 50lb. bags and pails, and will have the capacity to produce over 24,000,000 lbs. on a single shift basis, although Novex's current level of sales does not match its production capability. This will become a distribution center for eastern United States.

     h.   A Brief History of the Admixture Technology

     The admixture and concrete repair product businesses are well- established throughout the world. There are various types of admixture products that are used in construction products and the applications for these admixtures are extensive. The Novacrete Admixture is a non-metallic, powder- based admixture that consists of various raw materials that when combined together and mixed with cement and water provides a chemical reaction which gives the final product increased compressive and flexural strength, reduced shrinkage, greater density and therefore better resistance to water and deicing salt penetration, greater flow and workability and improves the bonding characteristics and setting time for the product to fully-cure.

     Adment has the physical characteristics of a greyish-white powder. Admixtures can be in powder form or liquid and can be used for multiple or limited purposes such as slowing or increasing the setting time for a product. Because of the reactive effect of the raw materials in Adment, it should only be incorporated into cement-based products where the other materials in the product are known and generally, only after a sample test has been conducted to determine the appropriate level (dosage rate) of Adment that should be used in the final product. This approach substantially reduces the risk of improperly mixing the Adment with chemically adverse substances that could cause product failure.

     Novex's Novacrete products resulted from its search for a way to strengthen cement-based products without the addition of polymers. The cement chemist that invented Novex's admixture formula intended to develop a purely cementitious product that would equal the performance characteristics of polymer-based products, but which would be significantly less expensive to manufacture.

     Over the past four years, Novex has expended considerable resources to develop its proprietary cement-enhancing admixture into a commercially viable product. During this period, Novex employed the services of two of Canada's largest independent testing laboratories and has worked with a well-known New Jersey-based laboratory to conduct field trials using the admixture in concrete.

     To date, Novex has successfully developed a version of its admixture technology that can be used in formulations for concrete repair products to enhance the compressive, bond and flexural strengths of the product and increase the density of the product so that it resists penetration by erosive elements like water and deicing salts. It is manufactured at Novex's wholly- owned operating subsidiary, Novacrete Canada, and is directly marketed by Novex's sales personnel in 22lb. bags or in bulk quantities to end-users, which range from manufacturers of cementitious products such as ready-mix concrete, pre-cast concrete, brick, paver, cinder block and other manufacturers of cement-based pre-packaged products.

     Novex is still developing a final formulation of its admixture technology that can be used in new concrete. It intends to manufacture and distribute its final admixture product for concrete in various sizes ranging from 25lb. bags to bulk packages weighing 2,000 lbs. Novex has conducted extensive field trials with a large ready-mix concrete producer and has achieved very promising results in the admixture's ability to increase the strength of concrete. Additional laboratory work and field trials will be required to make the admixture product acceptable to the industry and cost effective for ready-mix producers.

     We estimate the cost to complete the final admixture's development to be $10,000-$20,000 in laboratory work to monitor field trials. The real "cost" involved in finalizing its development is the time required to work with end-users to convince them of the benefits of using the admixture. Since concrete is structural in nature, concrete producers generally approach new products with a great degree of caution before they accept the liability of selling concrete that contains the new product. If a foundation to a home fails, the cost to correct the problem could be exorbitant. For this reason, the end-user of the admixture exercises considerable caution to ensure that the product performs as proclaimed. For this reason, we are working with local ready-mix concrete producers that are familiar with our company and our testing laboratory and that are slightly less reluctant to try our new product. As the product is used locally and performs well it will likely gain market acceptance and we can then branch out to a wider region until the products have achieved a general level of credibility in the industry. At this time, we cannot gauge the amount of time that will be required before we gain customer acceptance and the demand for the product increases.

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

     A study by the Freedonia group estimates that the market for performance-enhancing additives for cementitious products will grow 8.2% annually, and reach $850 million in the U.S. alone by the Year 2000. At that time the value of world-wide markets for these products will exceed $2 billion.(1)

     The growth will be based in part on expected increases in infrastructure and major construction spending. But it will also be driven by the increased use of admixtures in all types of cement, and concrete and "the growing popularity of value-added proprietary admixture products in place of lower- cost generics."(2)

     Markets for new concrete reflect a similar trend toward high performance concerns. High performance is also required in various specialty niches, such as fast-setting products for road repairs and other commercial applications where the cost of shutdown is very high, and impermeable products for hazardous waste disposal and radiation shielding for nuclear applications, to name a couple. With increasing environmental awareness, communities are now demanding products that are safe to use and non-toxic.

     The market for concrete and masonry products has been increasing substantially in the United States. With the federally-funded Transportation Equity Act of the 21st Century (TEA 21) having been signed into law last year approximately $216 billion will be spent over the next six year period, 1998-2003, where up to $173 billion is provided for highways and an additional $41 billion for transit projects. This bill increases the level of highway funding by over 30% when compared to the previous Federal highway bill, the Intermodal Surface Transportation Efficiency Act (ISTEA). Approximately $19.5 billion was programmed for federal highway spending under ISTEA. ISTEA was

----------
(1)  Freedonia Group Study reported in Construction Marketing Today, April,
     1997.

(2)  Id.

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

     The principal methods of competition in our industry are price, service and the reliability of the product as demonstrated by performance. Except for the admixture product, each of the products which Novex currently offers has been on the market for at least 10 years and in some cases over 25 years. Because the products have been used for so long, they have achieved a level of market acceptance. It is very unlikely that someone would claim that our Por- Rok or Fiberforce products don't work inasmuch as customers have been using them for years. Our prices are competitive with other like products. We do not aim to be the lowest nor the highest price on the market, but to be competitive. When it comes to competing with major manufacturers, we cannot offer the full range of products that they can. Consequently we cannot offer volume price discounts to the extent our larger competitors can. Until we expand our product line, we cannot offer the complete repair kits which some of our larger competitors can. To remain competitive in the interim, we aim to provide customers with exceptional service and very favorable pricing and payment terms with respect to the product currently in our line.

     The industry for building material products is highly fragmented and has various classes of competitors. Competition ranges from large multi-national companies to local manufacturers. Because the transportation of heavy products like building materials involves sizeable shipping costs, hundreds of manufacturers of building products have been able to sustain market share in local markets, thus resulting in a fragmented industry. Novex would like to capitalize on this situation by acquiring selected companies in various regions of North America for the purpose of:

     o    acquiring additional premium building products,

     o    increasing market share, and

     o improving operating margins by consolidating operating facilities to eliminate excess overhead which is prevalent in the industry.

----------
(3)  Based on Statistics Canada Report.

     As of the filing of this Form 10-K, Novex now competes with several other companies nationwide that manufacture and distribute construction products that are substantially similar to those manufactured and distributed by Novex. Until Novex can effect its business strategy, which will eliminate some competition, at least in certain markets, Novex believes the following companies will be its primary competitors.

Brand                                                Major Competitors
-----                                                -----------------

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

Por-Rok                                              Mascrete
Lev-L-Astic                                          WW Henry
                                                     Dependable
                                                     Mapei
                                                     Dap

Por-Rok                                              Dependable
Dash Patch                                           Mascrete
                                                     WW Henry
                                                     CGM Underlayment
                                                     Taylor Vitrex
                                                     Umasco

All Novacrete Products                               Sika
                                                     Masterbuilders
                                                     Mapei
                                                     Dayton-Richmond

All Fiberforce  Products                             Pro Mesh
                                                     Fibermesh
                                                     Forta
                                                     Dura-Fiber
                                                     Euclid
                                                     W. R. Grace

     k.   Products

As of the filing of this Form 10-K, the following is a list of the Por-Rok, Novacrete and Fiberforce products marketed by Novex:

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

POR-ROK Dash Patch - powder product that when mixed with water bonds well to concrete, wood or plaster that is used to smooth surfaces prior to the placement of tile, carpeting or wood. Fills cracks, ruts and score lines, strong bond adhesion and no shrinkage.

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

FIBERFORCE PRODUCTS - All Fiberforce products are made from polypropylene and are cut into various lengths and shapes. Novex currently manufacturers three types of fibers which are categorized as monofilament, fibrillated and Fiberforce #1. All fiber products are packaged in 1.0, 1.5 and 2.0 lb. Bags and are promoted to the ready-mix concrete industry and are designed to reduce cracking and provide secondary reinforcement.

     l.   Raw Materials

     An important aspect of Novex's business is having an adequate supply of raw materials. The raw materials used in manufacturing the Por-Rok products are readily available in the United States and Canada. Novex currently purchases most of its raw materials from ten principal suppliers located in Canada and the United States and has access to numerous suppliers in the United States. The raw materials are purchased on an as needed basis and at market prices at the time of purchase. Novex does not anticipate that the prices and supplies of the raw materials will fluctuate substantially since the majority of the raw materials are commodity items such as sands and cement. Nor does Novex anticipate difficulty in obtaining these products if its relationship with one or more of its suppliers were to end. Novex further believes that the loss of any one supplier will not adversely affect Novex's business. Novex currently owns a substantial supply of the main component of its Adment product that it warehouses in its Mississauga facility and in a public commercial warehouse.

     m.   Intellectual Property Rights

     Novex received a certificate of registration for the use of the trademark "Novacrete" from the Canadian Intellectual Property Office on June 15, 1997. The Certificate remains in effect until June 5, 2012 and can be renewed by Novex. On March 3, 1998, Novex received a Certificate of Trademark Registration No. 2,140,062 to use the trademark "Novacrete" in the United States. The term of the U.S. trademark registration is for ten years. With Novex's acquisition of Por-Rok in August 1999, Novex acquired the registered trade names for all Por-Rok products currently being produced.

     Novex has not filed an application for a patent on its proprietary technology. The core technology that is used in each of Novex's products is not easily replicated. However, if patented the technology would ultimately become public information. Novex has developed internal controls to protect the confidentiality of its technology and does not believe that the lack of legal patent protection will impair its ability to effectively compete with other manufacturers of like products or cause

Novex to incur unnecessary risk of loss of the technology. Even if Novex had patent protection over its technology, it still assumes the risk that a competitor may misappropriate the technology and then its only recourse would be to commence costly and time consuming litigation. The existence or absence of a patent poses no commercial disadvantage to marketing Novex's products.

     On an internal basis, any proprietary technology is maintained by the manager of research and development and Novex's senior management on a "need-to-know" basis in order to perform their jobs. By keeping all laboratory developments in close confidence Novex seeks to limit misappropriation of company secrets by employees or third parties. Previously, Novex had required that employees at the Mississauga facility dealing with the Novacrete Admixture sign confidentiality agreements. Although Novex had initially thought to require its Por-Rok employees to sign similar agreements relating to the Por-Rok products, upon reconsideration, Novex has determined it will not require them to sign confidentiality agreements since these products have been manufactured for up to 40 years under previous management without confidentiality agreements in place.

     Novex has learned that other companies have been issued a trademark for the name "Novex". We do not believe that our company will be injured by these uses of the name Novex nor do we consider our use of the name Novex to be an infringement upon any of these trademarks since these trademarks relate to companies, goods and services which are entirely distinguishable and unrelated to the construction products industry. Even if Novex were required to change its corporate name, this would not diminish our sales since our products are marketed under the brand names "Por-Rok" and "Fiberforce". These product names are protected by registered trademarks in the United States, Canada and the United Kingdom.

     n.   Seasonality

     As part of the construction business, Novex is currently subject to seasonal cycles which historically results in a significant slow down in its operations during the months of December through February. March begins the increase in business activity which continues through November, with the peak sales months being April through September. This seasonal cycle is attributable to the slowdown in outdoor construction activity in Canada and the northeastern portion of the United States during the winter months. With the addition of the Por-Rok line of products, Novex anticipates that the substantial majority of its sales will be derived from products used for residential, commercial and industrial repair of deteriorating concrete structures and floors and sold into commercial and building product outlets like home centers and independent hardware stores. Although Novex may still be subject to the seasonal effects of the winter months, it has already begun to recruit agents to sell its products in the southeastern portion of the U.S. and will engage in a very active recruiting program to enroll agents in this territory in addition to the other 25 representatives currently employed throughout the United States.

     o.   Working Capital Requirements

     Novex has historically experienced cash flow fluctuations that track the seasonal fluctuations in its business due to the construction slowdown in the winter months. In the fiscal years 1998 and 1999 Novex experienced negative cash flow and required financing from outside sources to sustain its business operation. From March to October Novex will experience its highest level of working capital requirements to sustain higher levels of inventory to meet the anticipated demand for finished products during these months. With the slowdown of construction in the winter months Novex anticipates it will generally require less than two-thirds of the amount of working capital, since sales will likely decrease to this level of average monthly sales in the peak months. For the period ending May 31, 1999 Novex experienced a fluctuation in its working capital requirements since it was just emerging from the development stage and only owned the Fiberforce product line for two months before the winter slowdown period. However, for the fiscal year ending May 31, 2000, Novex expects to experience less fluctuations in its working capital requirements to finance its operations due to the less seasonal nature of the Por-Rok products as well as the $750,000 revolving line of credit that Novex now has with Dime Commercial Corp.

     To cover its working capital requirements in 1999, Novex sold a 10% Debenture in February 1998 of $550,000. Had Novex been unable to sell the debenture and notes to generate working capital, it would have had a substantial negative cash flow and would likely have had to formally reorganize or cease its operations. In the fiscal year 1999 the net cash used in Novex's operations including investing activities was approximately $1.4 million. This amount was needed to fund Novex's expansion of its operating facility and for operating expenses for such as rent, payroll, new operating equipment, raw materials, research and development, professional fees and trade debts.

     On September 4, 1998 Novex sold a 9% $800,000 Debenture that matures on September 4, 2000 and a warrant to purchase 1,500,000 shares of common stock at $.45 per share for a period expiring on September 4, 2000. From these proceeds Novex used $610,000 to purchase ARM PRO and reserved the remaining $190,000 for working capital and transaction expenses. Upon closing the ARM PRO transaction, pursuant to the definitive purchase agreement, ARM PRO was required to have approximately $175,000 of cash, $100,000 in account receivable, $100,000 in inventory and total liabilities not to exceed $50,000.

     To further offset its working capital demands in 1999, Novex also secured a $250,000 bridge loan from a shareholder to cover the cash shortfall and entered into a factoring agreement with Montcap Financial Corporation which also provided Novex with $70,000 note that is secured by equipment located at its Mississauga facility.

     Although Novex's general credit policy is to invoice customers on a thirty day payment basis, to encourage customers to take larger volume orders Novex may, in limited circumstances, allow for payment of an invoice in sixty days. In addition, although invoices are stated as being due in thirty days, it is fairly common practice in the construction products industry for contractor customers to pay over a 45-day period. This delay results from the contractor having to submit invoices for work completed which includes the cost of materials used on the project. Although Novex will be very aggressive in allowing extending payment terms to customers where it will result in additional sales of Novex's products, extended payment terms will generally be discouraged.

     p.   Customer Dependence

     Novex is not dependent upon any one customer nor does it anticipate becoming dependent upon one customer in the future. Its marketing strategy is to diversify its sales through major distributors that are located in various geographical areas and to a large number of construction professionals, such as engineers, architects, contractors, construction managers and end-users all of whom are involved in separate construction projects. In addition the Fiberforce and Por-Rok products are sold to various distributors and retailers none of which account for more than 5% of the respective line of product sales. Novex does not anticipate that any one customer will account for ten percent or more of its annual sales in the coming fiscal year.

     q.   No Backlog Orders

     Novex does not have any backlog orders.

     r.   Government Contracts

     Novex does not have any material contracts with the Government or any government agency and therefore does not have any exposure to these types of agreements.

     s.   Research and Development

     In each of the past three fiscal years Novex has incurred expenses relating to the research and development of its Novacrete Admixture and Novacrete Finished Mortar Products. In fiscal year 1999, Novex spent approximately $30,000 on fees payable to outside independent testing laboratories that were engaged to conduct various test procedures to improve the Novacrete products and incurred approximately $60,000 in expenses for personnel and laboratory equipment. In fiscal year 1998 Novex spent approximately $40,000 on fees payable to outside testing laboratories to advance testing of the Novacrete MP and Novacrete MPR products. Other than for a brief period in 1997 in which it employed the services of a cement technology consultant for approximately three months, Novex did not have technical personnel on staff from January, 1997 through February, 1998 to conduct research and development on new products. In 1996, Novex spent less than $20,000 on fees payable to outside testing laboratories to advance testing of the Novacrete MP and an old formulation for a Novacrete

Fast-Set product that Novex has since abandoned and replaced with a new formulation that will be marketed under the name Novacrete FC.

     t.   Environmental Compliance

     Novex does not manufacture products or use raw materials in its products that are deemed to be subject to rules or regulations relating to the discharge of certain materials into the environment. Although Novex has installed a compressed-air dust control system in its facilities to maintain a higher quality of air in its operating plant this system is not mandatory. The system installed in Novex Canada cost Novex approximately $20,000 and operates during the processing of certain products that contain raw materials having a very low density and have the physical characteristics of dust-like particles.

     As part of the Por-Rok acquisition, a Phase I Environmental Compliance Review was conducted at the Clifton, New Jersey plant. No material findings were reported. The Clifton plant also has a dust collection system.

     With each shipment of product, Novex issues a material safety and data sheet (MSDS) which describes the product and its components and precautionary measures when using the product. Since Novex's products are environmentally safe, unless new regulations are adopted by the governments of Canada or the United States, we expect to expend a nominal percentage of its operating budget on environmental compliance for the next fiscal year and for the foreseeable future.

     u.   Number of Employees

     As of May 31, 1999, Novex, on a consolidated basis, employed ten full-time employees. Of the ten employees, two were located in Novex's principal executive offices in New York City, one was located at Novex's Cedar Grove, New Jersey sales office and seven were located at the Company's operating subsidiary, Novex Canada. Of the nine employees: four persons were in management positions, three persons were in plant operations and two person occupied administrative assistant positions. With the Por-Rok acquisition, Novex will gain two management employees and five plant employees.

     v. Financial Information About Foreign and Domestic Operations and Export Sales.

     Although Novex manufactures some its products through a wholly-owned operating subsidiary located in Canada it does not believe that it will be subject to any material risks attendant with it being a foreign operation. The Canadian government is stable and democratic and Novex does not foresee any changing conditions that would adversely impact Novex. (See Financial Information about Industry Segments). To the contrary, with the recent reduction of the Canadian dollar to the U.S. dollar, Novex has benefitted by preferential exchange rates and lower cost of operations.

     w.   Novex's Future Operations

     Although an integral component of Novex's business plan and future growth will be the acquisition of targeted companies and product lines in the building materials industry, Novex's operating strategy will also include the following initiatives:

     o    Consolidation of Manufacturing Operations

          Having closed the Por-Rok transaction, Novex intends to transfer the manufacturing of its Novacrete products from its Novex Canada operating facility to Por-Rok's 25,000 square foot facility located in Clifton, New Jersey. Por-Rok's fully-integrated manufacturing plant has the capacity to manufacture approximately 2 million lbs. of product per month on a single shift, which translates into roughly $8 million per annum in sales. Currently Por-Rok manufacturers 5.5 million lbs. of product, or $1.8 million in revenues per annum.

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

          By shifting the Novacrete product manufacturing to the Por-Rok facility, Novex will have adequate space in its Novex Canada facility to inventory Novacrete, Por-Rok and Fiberforce products for distribution throughout eastern Canada. The Por-Rok facility will also be used to warehouse Fiberforce fiber inventory that will be distributed in the United States. This arrangement will enable both facilities to serve as distribution centers for all Company products and will allow for each facility and its personnel to specialize in the manufacturing of select products.

     o    Novex's Plan to Increase Sales

          Although an integral component of Novex's business plan and future growth will be the acquisition of targeted companies and product lines in the building materials industry, the company's operating strategy will be to expand sales of all its products. Novex will seek to expand its sales through a number of initiatives each of which is discussed in detail in this section.

     Systems Approach to Selling Building Materials

          In 1998, Novex conducted extensive "hands-on" market research which has become the underlying basis for Novex's "systems approach" to marketing building materials. This research revealed that the usual concrete repair project, such as the repair of a worn floor of a large industrial plant, could require the use of several products including a surface bonding agent, a durable concrete repair product, a floor hardener or smoother topping product, and possibly a cure or sealing product to further protect the installation from damage from water and chemicals. Through its research, Novex learned that end- users prefer to use products that are compatible with one another and that are backed by the warranty of one manufacturer. As a result, they look to purchase complete repair "kits" from one manufacturer rather than to purchase isolated products from various manufacturers. To accommodate end-users who desire to purchase products in this manner, distributors of building materials prefer to stock the products of manufacturers that produce a full line of products that can be used together.

          Several of our competitors already offer complete "kits" to repair damaged concrete, a floor or a wall. Therefore, responding to market preferences and competitive forces, Novex's foremost goal this year will be to grow and diversify its product line. By offering all the products as a complete repair system under one warranty, Novex believes it will increase sales to end-users of all products as well as attract stocking distributors that prefer to handle complete product lines. Growing through acquisitions (versus solely by research and development) will shorten the time period needed to achieve this goal, and will provide Novex with the advantage of marketing compatible products together with those that have already gained commercial acceptance.

     One Label, One Store

          "One Label, One Store" essentially means that Novex will be offering a diversified line of products that can be used together under one warranty and all of Novex's products will be available in most locations. The program will be offered to the 300+ outlets that currently distribute Por-Rok products and to new distributors and retail outlets that Novex will be pursuing. One stop shopping will benefit the customer and the distributor alike by eliminating the customer's need to source products at various locations. By purchasing a wider array of products from one manufacturer, distributors will satisfy their customers' demands, eliminate the logistics of stocking multiple vendors and obtain volume discounts.

          Novex first introduced the One Label, One Store program to The Home Depot and has received approval to begin marketing its Fiberforce line of products in five Home Depot stores in Ontario, Canada as soon as Novex can complete a packaging design for retail distribution. Novex currently packages its Fiberforce products in bags of 1lb. or larger for distribution to ready-mix producers.

          To encourage early participation in the One Label, One Store program Novex will:

          o offer early entry price discounts for distributors that purchase additional products from Novex;

          o arrange pre-scheduled store visits to demonstrate to the distributors' customers and employees the benefits of the new products;

          o provide point-of-purchase (POP) displays and other marketing materials to assist the distributors' sale of the new products; and

          o coordinate mailings of marketing pieces on the One Label, One Store program to the distributors's customers.

          The existing line of Por-Rok products is sufficient to implement the One Label, One Store program since most retail customers, i.e. the "do-it-yourself" customers, do not typically have the need, experience or skill to work with the more sophisticated construction products required by professional contractors. The Por- Rok product line currently consists of six products, including a relatively new product called Levelon, that can be used for most home repairs and maintenance including indoor floor and wall repair as well as for outside uses such as repair of concrete sidewalks, driveways, patios and to install poles and railings.

          Before the One Store, One Label program can be offered to distributors of building materials, however, the product line will need to include a line of curing and sealing products, epoxy-based products, cement-based and latex waterproofing products and some additional flooring products. It is Novex's intention to add these products to its line by way of acquisition. Assuming an acquisition could be completed before the end of this fiscal year, this program could be implemented on the distribution side by the end of 2000. If we are unable to add the desired products to our line by way of acquisition, our ability to implement the one store, one label program could be delayed for a period of up to two years.

          Both retail and distributor programs will require additional marketing material such as direct mailers and promotional materials that can be delivered with the products or by sales representatives. The costs associated with producing these materials is estimated to be $25,000-$30,000. We are unable to quantify the cost of acquiring companies with complementary products since this would depend upon a multitude of factors including the types of products they offer, their revenues, market share and distribution channels, and the size of their facilities, to name a few. For the immediate future, we would expect to finance any transaction through outside financing rather than working capital. At present we do not have any financing in place nor would we seek any financing until an agreement had been reached with a potential target.

     Improve Por-Rok's Sales Organization

          Por-Rok currently markets its products by using the services of 11 manufacturing representatives. There are no full-time sales personnel to coordinate the sales and marketing function. Novex plans to dedicate one full-time sales person to work with 11 manufacturer's representatives to adequately train them on the Por-Rok and Novacrete product lines, along with other products that Novex plans to acquire and develop internally, and to make personal calls to each Por-Rok customer to promote the One Label, One Store program. In addition, the local manufacturer's representative will be responsible for making periodic follow-up calls to monitor the sales activity of the Por-Rok distribution outlets in his territory.

          In addition, Novex plans to advertise its product line (including Por-Rok products) in trade journals and at trade shows.

     Architect and Engineering Representative

          Novex plans to hire a technical salesperson to coordinate the introduction of Novex's products to architects, engineers and contractors that write specifications for construction projects. Having its products "specified" into a job will create product demand in that the contractor that is awarded the project is required to use the specified product. In addition, as Novex's products begin to appear in construction project specifications, distributors will become more interested in stocking Novex's products as the demand for the products increases.

          In addition, Novex plans to hire a full-time sales person in Canada and engage the services of one or two more manufacturing representatives to cover the territory consisting of Eastern Canada. The company currently uses a manufacturers' representative located in the Province of Alberta to cover the Western provinces of Canada, principally Alberta.

     Future Acquisitions

          Novex is currently considering the acquisition of companies that would expand its product line into specialized flooring and concrete repair products, cures and seals, moisture protection products, specialized industrial grouts, bonding agents, and other accessory products.

     New Retail Channels

          As part of its efforts to expand sales of products in all possible distribution, Novex will work aggressively to expand Por- Rok's existing retail base by offering promotional discounts to other regional hardware outlets and purchasing cooperatives along with "big-box" stores like Home Depot and Lowe's.

     Performance Based Compensation

          Novex will increase the performance-based compensation of the 11 manufacturers' representatives that it will acquire with Por-Rok. By increasing the actual percentage of sales that will be paid to sales personnel as commissions and by offering them the opportunity to participate in other performance-based compensation management believes it will be offering the incentives needed to motivate its sales force and reduce attrition by develop long-term relationships with these individuals.

Item 2. Properties

     Novex's principal executive offices are located at 67 Wall Street, Suite 2001, New York, New York 10005, pursuant to a sublease that the company has entered into with Dowe, Capetanakis and Preite the primary tenant and a law firm in which Janet L. Dowe, spouse of Daniel W. Dowe is a partner. Mr. Dowe has no affiliation with the firm or any duties to the firm.

     Novex's subsidiary, Novex Canada operates from a facility housing its executive offices and a 12,500 square foot manufacturing facility located at 2525 Tedlo Street, Unit B, Mississauga, Ontario, Canada L5A 4A8, 905- 566-0716. This facility is divided into the three areas: 2,500 square feet is allocated to offices and a research laboratory; 4,000 square feet is dedicated to the manufacturing of Novex's Novacrete line of cementitious concrete repair products and the remaining 6,000 square feet is used to manufacture the Fiberforce line of polypropylene fibers and for inventorying finished goods. The Canadian facility is subject to a five year lease commencing on May 1, 1997 and expiring on April 30, 2002. There is no option to renew the lease. The annual lease payments are $62,500 (CAN). Management of Novex believes that the rent paid by it under this lease agreement is less than the fair market value of similar space in the surrounding area. This operating plant currently runs at approximately 30% of its capacity on a two shift level.

     Having closed The Sherwin-Williams transaction, Novex now owns all of the real property, buildings and personal property being located 16 Cherry Street, Clifton, New Jersey 07014. The real property consists of a 1.58 acre tract of land with three separate buildings consisting approximately of 15,000, 6,000 and 5,000 square feet, respectively.

     In June, 1998 Novex entered into a lease agreement to lease offices located at 98 Sand Park Road, Cedar Grove, New Jersey, March, for a monthly sum of $500. This lease was on a month-to-month basis and expired in August 1999 at which time Novex acquired the Por-Rok facility in Clifton, New Jersey, and relocated its Cedar Grove office to Clifton.

Item 3. Legal Proceedings

     On August 12, 1997, a shareholder who was once a director and officer of Novex ("the Plaintiff") commenced an action against Novex and its former president, Mr. A. Roy Macmillan, to enjoin Novex from taking any action that would restrict the sale of up to 300,000 shares of common stock that he allegedly owns and for the costs he will incur to conduct the lawsuit. He has not asked for, nor does Novex expect him to ask for, damages. The Plaintiff has since named Novex's current president, Mr. Dowe, in the lawsuit. The Plaintiff has no other affiliation with Novex other than for being a shareholder. The plaintiff submitted a motion for summary judgment which the court denied. Novex has raised several defenses to this action and believes that plaintiff's claims are without merit. Novex has also asserted multiple counterclaims against the plaintiff alleging that he caused the company to issue to himself and others stock for work that was never done and at a time when current management believes that fraudulent activities were being undertaken which caused the company's stock price to be overinflated. Plaintiff claims that he received stock as compensation for services rendered. When Novex investigated the matter it found virtually no records of any tangible service. These actions and omissions caused the U.S. Securities and Exchange Commission in or about 1997 to commence an investigation of the company, then known as Stratford Acquisition Corp. It is Novex's understanding that the investigation is still pending and management has no information as to what action, if any, the SEC may take pursuant to the investigation. Mel Greenspoon vs. Stratford Acquisition Corporation, et. al., Ontario Court (General Division), Index No. 97-CV-126814.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Novex's common stock, $.001 par value, is traded on the Over-the- Counter Bulletin Board ("OTC") operated by the National Association of Securities Dealers under the ticker symbol HARD. The tables present the high and low closing bid prices for each of the four quarters in the fiscal year ending May 31, 1999. The quotations reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. Novex's common stock became actively traded in July, 1995. On May 31, 1999, the closing bid price was $.20. Novex has paid no cash dividends in the fiscal year ended May 31, 1999 and does not expect to change its dividend policy in the foreseeable future.

                     Quarterly Common Stock Bid Price Ranges
                     ---------------------------------------

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

     The number of shares of common stock issued and outstanding as of May 31, 1999 and May 31, 1998 were 15,250,771 and 11,965,646, respectively. On a fully diluted basis, the number of shares of common stock issued and outstanding on May 31, 1999 was 20,918,047. Novex has approximately 1,200 shareholders holding stock in record and nominee name.

     Novex may, but has not, entered into any agreements with market makers to make a market in Novex's common stock. In addition, any market making activity would be subject to the limits imposed by the Securities Act, and the Securities Exchange Act of 1934, as amended. For example, federal regulations under the Exchange Act regulate the trading of so- called "penny stocks" (the "Penny Stock Rules"), which are generally defined as any security not listed on a national securities exchange or NASDAQ, priced at less than $5.00 per share, and offered by an issuer with limited net tangible assets and revenues. In addition, equity securities listed on NASDAQ that are priced at less than $5.00 per share are deemed penny stocks for the limited purpose of Section 15(b)(6) of the Exchange Act. Therefore, during the time which the common stock is quoted on the NASDAQ OTC Bulletin Board at a price below $5.00 per share, trading of the common stock will be subject to the full range of the Penny Stock Rules. Under these rules, broker dealers must take certain steps before selling a "penny stock," which steps include: (i) obtaining financial and investment information from the investor; (ii) obtaining a written suitability questionnaire and purchase agreement signed by the investor; and (iii) providing the investor a written identification of the shares being offered and in what quantity. If the Penny Stock Rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. Given the application of the comprehensive Penny Stock Rules it may be more difficult for broker-dealers to sell the common stock.

     Accordingly, no assurance can be given that an active market will always be available for the common stock, or as to the liquidity of the trading market for the common stock. If a trading market is not maintained, holders of the common stock may experience difficulty in reselling them or may be unable to resell them at all.

Item 6. Selected Financial Data

This table should be read in conjunction with the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, provided elsewhere in this Form 10-K.

                                     1997           1998           1999
                                     ----           ----           ----
STATEMENT OF OPERATIONS
    DATA:
Net Sales                        $        -0-   $     9,073    $   321,311
Gross Profit                              -0-         5,444        208,006
Loss from Continuing
Operations                        (2,326,144)    (1,112,594)    (1,392,340)

Net Loss from Continuing
Operations Per Common Share      $      (.24)   $      (.10)   $      (.10)

BALANCE SHEET DATA:
Working Capital (Deficit)        $    94,022    $  (518,925)   $  (554,077)
Goodwill, net                            -0-            -0-        316,300
Total Assets                         219,533        318,540        656,058
Long Term Debt                       315,000            -0-        772,582
Stockholders' Equity (Deficit)      (208,685)      (401,045)      (923,386)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year ended May 31, 1999 (Fiscal 1999) as compared to May 31, 1998 (Fiscal 1998)

     The fiscal year ending May 31, 1999 was the first year in which Novex was not in the development stage for the entire year. In this period, Novex made its first acquisition by purchasing, ARM PRO, Inc. on September 16, 1998, and it signed another contract to purchase Por-Rok. That transaction closed on August 13, 1999, after Novex's fiscal year ending May 31, 1999. In fiscal 1999, Novex generated $321,311 in net sales, which excludes sales of Novex's line of Fiberforce concrete reinforcing fibers that it acquired from ARM PRO, for the period from June 1, 1998 to September 16, 1998, which is the strongest period for fiber sales. Novex generated a loss from operations of $1,181,253 of which $122,315 was attributable to non-cash imputed stock compensation.

     As the operating analysis indicates Novex has formally emerged from the development stage, but was still required to rely on funds from external sources to cover a cash shortfall from its operations. When we acquired ARM PRO, we acquired its bank accounts which had a collective balance of $158,000 at closing. This cash, along with the $190,000 balance from the $800,000 note that was sold by Novex to purchase ARM PRO, Inc. was used to fund Novex's operations. To cut costs four administrative and sales positions were eliminated and Novex relocated ARM PRO's operations by merging it into its facility in Mississauga, Ontario. The increase in general and administrative costs of approximately $400,000 is primarily due to the ARM
PRO acquisition.

     In the 1999 fiscal period, other than for approximately $75,000 derived from sales of Novacrete products, sales were generated from Novex's Fiberforce line of products.

     On May 31, 1999 Novex had $252,785 in current assets and $80,914 of net property and equipment and goodwill of $316,300. The increase in goodwill was attributable to the excess of the purchase price for ARM PRO, Inc. over the net assets acquired in the transaction.

     As of May 31, 1999, Novex had $221,707 in inventory. Of this amount, $113,288 consisted of raw materials, $3,217 consisted of work in progress and $105,202 consisted of finished goods. A substantial amount of the raw material inventory consists of the 600,000 lbs. of one raw material that is used in the Adment product. The finished goods inventory consists of 55lb. bags of Novacrete Repair Products that are stacked on wood pallets with each pallet containing 56 bags and bags of Fiberforce products that are packed in cardboard boxes. The increase in inventory was primarily attributable to new inventory of Fiberforce products and a build up of Novacrete products.

     Novex had $1,579,444 in total liabilities at the end of the fiscal year which was an increase of 119% over the prior year. The majority of the increase in liabilities resulted from Novex's sale of an $800,000 note to acquire ARM PRO, Inc. and a note for $250,000 that was sold to the holders of the $800,000 note to provide additional working capital to Novex.

     As part of the Por-Rok transaction, the holder of the $800,000 note agreed to convert the principal amount of the note into common stock at $.17 per share. The $250,000 working capital note was to be satisfied in full from the proceeds of the $750,000 line of credit that Novex secured on August 13, 1999.

     The increase in accounts payable and accrued expenses was directly attributable to Novex's expansion of its operations in the current fiscal year.

     As part of the Por-Rok transaction, the current portion of long-term debt of $393,548 net of the $250,000 working capital note will be converted into common stock. (See Note 18, Subsequent Event).

Year ended May 31, 1998 (Fiscal 1998) as compared to May 31, 1997 (Fiscal 1997)

     After the senior management change in November, 1997, Novex significantly advanced its plans to move from the development stage to the operating stage. On March 15, 1997 Novex officially began commercially producing its Novacrete products and, in April 1998, recorded its first truckload shipment of product which was to a construction products distributor in Canada. In addition in May, 1998, Novex sold its first truckload of product to a distributor in the United States. As a result of this activity, which began just two and one-half months before the close of this fiscal year Novex recorded $9,073 in gross revenues for the one truckload sales that took place in April. The truckload that was ordered in

May was not shipped until early June and appears as revenue in the first quarter of the 1999 fiscal year. Although this increase in gross revenues represents a 100% increase over the operating results in 1997, the percentage increase should be qualified since Novex recorded $0 in gross revenue in the previous fiscal year and had very little capability in the previous year to sell its products, although it did have inventory for sale.

     In 1998, Novex had $122,134 in inventory. Of this amount, $76,276 consisted of raw materials, $440 consisted of work in process and $45,418 consisted of finished goods. A substantial amount of the raw material inventory consists of the 600,000 lbs. of one raw material that is used in the Adment product. The finished goods inventory consists of 55lb. bags of Novacrete Repair Products that are stacked on wood pallets with each pallet containing 56 bags.

     From June 1, 1997 to January, 1998 Novex's operations were funded through sales of its common stock to affiliated and non-affiliated parties. In December, 1997, Novex announced a 60 Day Plan to advance Novex from the development stage. In February, 1998, Novex sold a 10% $550,000 Convertible Debenture that matured on October 31, 1998, to three non-affiliated persons who also received warrants to purchase 1,100,000 share of common stock at the exercise price of $.30 per share for a three year period. The proceeds of this debenture were used principally to purchase the industrial blending and bagging equipment that was installed in Novex's operating subsidiary in March 1998, to renovate Novex's offices and for working capital to fund Novex's operations until sales of its product could materialize.

     General and administrative cost (excluding stock compensation, depreciation and amortization expense) decreased from $927,451 in 1997 to $824,321 in 1998 or 11% from the previous year. The decrease in general and administrative costs was attributable primarily to fewer employees from November, 1997 to February, 1998, when Novex began to increase its payroll with new personnel and with better management of Novex's resources. In addition non-cash costs attributable to the issuance of stock compensation decreased substantially in 1998 to $180,405 when compared to the $1,360,580 incurred in 1997. Novex's new management terminated the stock option plan that was initiated in 1996 and which resulted in the excessive issuance of common stock to insiders at below market prices. In 1998, Novex incurred $17,548 of interest expenses versus $12,917 in the previous year and $15,267 of foreign currency losses versus $3,144 in the previous year. In addition Novex amortized debt discount of $84,535 in 1998 which resulted from the issuance of warrants to holders of the debenture that was sold in February, 1998. The net result of the increase in General and Administrative expenses over revenues resulted in a net loss of $1,112,594.

Liquidity and Financial Resources

     Novex ended the 1999 fiscal year with nominal liquidity and a $1,181,253 in operating losses. However, since it has begun to sell its products in commercial quantities to large distributors of construction products and to ready-mix concrete producers, Novex anticipates that it will have sufficient liquidity from its operations to cover its expenses. In addition, as part of the Por-Rok acquisition, Novex obtained a $750,000 secured line of credit from Dime Commercial Corp. With the Por-Rok acquisition Novex will also be acquiring a mature line of products having a historical level of sales in the $2 million range, net income of $201,000 and positive cash flow of $350,000. Based on its targeted gross margin of 60% of net sales, Novex will need to generate approximately $3,000,000 of gross revenues to break-even before interest and debt retirement. Although the company substantially under performed this level of sale in 1999, the Arm Pro, Inc. and Por-Rok acquisitions along with the additional year of marketing the Novacrete products is expected to significantly enhance the Company's prospects for sales in 2000.

     The Dime Note is secured by all the assets that are located at the Por- Rok operation at 16 Cherry Street, Clifton, New Jersey. These assets include the land (1.58 acres), the main manufacturing building and the two warehouses, including all the equipment in these buildings and all trademarks owned by Novex. In addition, the revolving line of credit that Novex has with Dime is secured by the accounts receivable generated at the Por-Rok unit and all inventory. The Sherwin Williams Note is also secured by the same assets as, and is subordinated to, the Dime Note. If the value of all the Por-Rok assets would exceed the balances on the Dime Note and the Revolving Line of credit then the Sherwin-Williams Note would be partially secured by the value of the assets that are in excess of the obligations owing to Dime. Since all the assets at the Por-Rok operation are secured by the Dime Note and then by the Sherwin-Williams Note, there are no other assets that can be used to secure new financing if it were needed.

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

     In addition, Montcap Financial Corporation, loaned Novex Canada $70,000 that is secured by equipment at the Mississauga location, and Mr. Friedenberg loaned Novex a total of $145,000 in notes to assist with cashflow shortfalls during the summer of 1998 before Novex acquired ARM PRO and received a bridge loan of $250,000 during February 1999. (See Notes 7 and 11(d) to Consolidated Financial Statements)

Inflation and Changing Prices

     Novex does not foresee any risks associated with inflation or price increases in the near future. In addition the raw materials that are used in the manufacturing of its products are available locally through many sources and are generally commodity items. Because Novex's operations are in Canada, the devaluation of the Canadian dollar against the U.S. dollar has allowed the company to manufacture its products less costly for the sales made in the United States and that any funds raised through the sale of securities are U.S. dollar denominated and then transferred to the Canadian subsidiary at favorable exchange rates. As such, while Novex has exposure to inflation, in the very near future it does not believe that inflation will bear significantly on its financial position.

Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two-digit entries to represent years in the date code field. Computer systems and products that do not accept four-digit year entries will need to be upgraded or replaced to accept four-digit entries to distinguish years beginning with 2000 from prior years. Management is in the process of becoming compliant with the Year 2000 requirements and believes that its management information system will be compliant on a timely basis. Novex currently does not anticipate that it will experience any material disruption to its operations as a result of the failure of its management information system to be Year 2000 compliant. There can be no assurance, however, that computer systems operated by third parties, including customers, vendors, credit card transaction processors, and financial institutions, with which Novex's management information system interfaces will continue to properly interface with Novex's system and will otherwise be compliant on a timely basis with Year 2000 requirements. Novex currently is developing a plan to evaluate the Year 2000 compliance status of third parties with which its system interfaces. Any failure of its management information system or the systems of third parties to timely achieve year 2000 compliance could have an material adverse effect on the Novex's business, financial condition and operating results. Novex has not yet established a contingency plan in the event that it is unable to correct the Year 2000 problem.

Item 8. Financial Statements and Supplementary Data Page

Index to Consolidated Financial Statements                                F-1

Independent Auditors Report                                               F-2

Financial Statements:

Consolidated Balance Sheet as of May 31, 1999 and 1998                    F-3

Consolidated Statement of Operations for the years ended
May 31, 1999, 1998 and 1997                                               F-4

Consolidated Statement of Changes in Shareholders' Equity
(Deficiency) for the years ended May 31, 1999, 1998 and 1997              F-5

Consolidated Statement of Cash Flows for years ended May 31,
1999, 1998 and 1997                                                       F-6

Notes to Consolidated Financial Statements                                F-7-24

Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts                           F-25

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


                                                                          Page

Independent Auditors' Report                                              F-2

Consolidated Balance Sheets
         as of May 31, 1999 and 1998                                      F-3

Consolidated Statements of Operations
         for the years ended May 31, 1999, 1998 and 1997                  F-4

Consolidated Statement of Changes in Shareholders' Equity (Deficiency)
         for the years ended May 31, 1999, 1998 and 1997                  F-5

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

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
Novex Systems International, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of Novex Systems International, Inc. and Subsidiary (formerly Stratford Acquisition corp. and subsidiary) as of May 31, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' equity (deficiency) and cash flows for the years ended May 31, 1999, 1998 and 1997. We have also audited the financial statement schedule on page F-26. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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



                                          /s/ Feldman Sherb Horowitz & Co., P.C.
                                          Feldman Sherb Horowitz & Co., P.C.
                                          Certified Public Accountants


New York, New York
September 8, 1999

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                      May 31,
                                                                         ----------------------------------
                                                                             1999                   1998
                                                                         -----------            -----------
CURRENT ASSETS:
     Cash and cash equivalents                                           $     1,788            $    49,108
     Accounts receivable, net of allowance for doubtful                       20,690                  9,250
         accounts of $890 in 1999 and $0 in 1998
     Inventory                                                               221,707                122,134
     Other receivables                                                          --                   17,367
     Prepaid expenses and other current assets                                 8,600                  2,801
                                                                         -----------            -----------

         Total Current Assets                                                252,785                200,660

PROPERTY AND EQUIPMENT, net of
     accumulated depreciation and amortization                                80,914                106,598

GOODWILL, net of accumulated amortization                                    316,300                   --

OTHER ASSETS                                                                   6,059                 11,282
                                                                         -----------            -----------

                                                                         $   656,058            $   318,540
                                                                         ===========            ===========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Due to factor                                                       $    56,700            $      --
     Current portion of long term debt                                       393,548                520,470
     Accounts payable                                                        241,424                162,115
     Advances from shareholder                                                  --                   37,000
     Accrued interest                                                         63,729                   --
     Accrued expenses and other current liabilities                           51,461                   --
                                                                         -----------            -----------

         Total Current Liabilities                                           806,862                719,585
                                                                         -----------            -----------

COMMITMENTS AND CONTINGENCIES

LONG TERM DEBT, net of current portion                                       772,582                   --

SHAREHOLDERS' DEFICIENCY:
     Common stock -  $0.001 par value
         50,000,000 shares authorized
         15,250,771 and 11,965,646 shares
         issued and outstanding, respectively                                 15,251                 11,966
Additional paid-in capital                                                 4,408,753              3,542,039
Accumulated deficit                                                       (5,347,390)            (3,955,050)
                                                                         -----------            -----------

    Total shareholders' deficiency                                          (923,386)              (401,045)
                                                                         -----------            -----------

                                                                         $   656,058            $   318,540
                                                                         ===========            ===========


                 See notes to consolidated financial statements.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                             Year ended May 31,
                                                                         ----------------------------------------------------------
                                                                             1999                   1998                    1997
                                                                         ------------           ------------           ------------
NET SALES                                                                $    321,311           $      9,073           $       --
COST OF GOOD SOLD                                                             113,305                  5,444                   --
                                                                         ------------           ------------           ------------
GROSS PROFIT                                                                  208,006                  3,629                   --
                                                                         ------------           ------------           ------------

SELLING, GENERAL AND ADMINISTRATIVE                                         1,389,259                999,282              2,310,397

LOSS FROM OPERATIONS                                                       (1,181,253)              (995,653)            (2,310,397)
                                                                         ------------           ------------           ------------

OTHER INCOME (EXPENSES):
     Interest income                                                              335                    409                    314
     Interest expense                                                         (97,905)               (17,548)               (12,917)
     Amortization of debt discount                                           (146,674)               (84,535)                  --
     Foreign currency gain (loss)                                              33,157                (15,267)                (3,144)
                                                                         ------------           ------------           ------------
         TOTAL  OTHER EXPENSES, net                                          (211,087)              (116,941)               (15,747)
                                                                         ------------           ------------           ------------

NET LOSS                                                                 $ (1,392,340)          $ (1,112,594)          $ (2,326,144)
                                                                         ============           ============           ============

NET LOSS PER COMMON SHARE, basic and diluted                             $      (0.10)          $      (0.10)          $      (0.24)
                                                                         ============           ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING, basic and diluted                                 13,720,171             11,472,508              9,590,212
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

                                                               Common Stock             Additional
                                                        ---------------------------       Paid-in       Accumulated
                                                          Shares           Amount         Capital         Deficit          Total
                                                        -----------     -----------     -----------     -----------     -----------
BALANCE, May 31, 1996                                     7,801,950     $     7,802     $   975,494     $  (516,312)    $   466,984

Sale of common stock                                      1,513,500           1,514         266,015            --           267,529
Issuance of common  stock
    for services                                            626,531             627       1,171,287            --         1,171,914
Issuance of options
    for services                                               --              --           151,032            --           151,032
Issuance of common  stock
    for compensation                                        171,400             171          59,829            --            60,000
Net loss                                                       --              --              --        (2,326,144)     (2,326,144)
                                                        -----------     -----------     -----------     -----------     -----------
BALANCE, May 31, 1997                                    10,113,381          10,114       2,623,657      (2,842,456)       (208,685)

Sale of common stock                                        720,750             721         258,521            --           259,242
Issuance of common  stock
    for services                                            295,000             295          47,505            --            47,800
Issuance of common  stock
    for debt                                                988,824             989         325,533            --           326,522
Issuance of common  stock
    for compensation                                        331,441             331          98,119            --            98,450
Redemption of common stock                                 (483,750)           (484)            484            --              --
Value of warrants issued with debt                             --              --           154,065            --           154,065
Value of warrants and options issued
    for services                                               --              --            34,155            --            34,155
Net loss                                                       --              --              --        (1,112,594)     (1,112,594)
                                                        -----------     -----------     -----------     -----------     -----------
BALANCE, May 31, 1998                                    11,965,646          11,966       3,542,039      (3,955,050)       (401,045)

Sale of common stock                                        300,000             300          97,700            --            98,000
Issuance of common  stock
    for services                                            179,164             179          48,437            --            48,616
Issuance of common  stock
    for debt                                              2,730,737           2,731         562,444            --           565,175
Issuance of common  stock
    for compensation                                        195,224             195          66,555            --            66,750
Redemption of common stock                                 (120,000)           (120)            120            --              --
Value of options issued for services                           --              --             6,949            --             6,949
Value of warrants issued with debt                             --              --           106,014            --           106,014
Cancellation of options issued for services                    --              --           (21,505)           --           (21,505)
Net loss                                                       --              --              --        (1,392,340)     (1,392,340)
                                                        -----------     -----------     -----------     -----------     -----------
BALANCE, May 31, 1999                                    15,250,771     $    15,251     $ 4,408,753     $(5,347,390)    $  (923,386)
                                                        ===========     ===========     ===========     ===========     ===========


                 See notes to consolidated financial statements.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Year ended May 31,
                                                                                      ---------------------------------------------
                                                                                          1999             1998             1997
                                                                                      -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $(1,392,340)     $(1,112,594)     $(2,326,144)
     Adjustments to reconcile net loss to net cash
         (used in) operating activities:
            Depreciation and amortization                                                  55,184           13,805              345
            Common stock and options issued for payment
                of services and compensation                                              122,315          146,250        1,254,280
            Common stock issued for payment of interest expense                            15,175           11,522             --
            Options issued as payment for services                                           --             34,155             --
            Cancellation of options for services                                          (21,505)            --               --
            Amortization of debt discount                                                 146,674           84,535          128,666
     Changes in assets and liabilities, net of the effect from acquisition:
            Accounts receivables                                                          (11,440)          (9,250)            --
            Inventory                                                                     (99,573)          21,179         (143,313)
            Other receivables                                                              17,367           23,212          (28,711)
            Prepaid and other current assets                                               (5,799)          (2,801)            --
            Refundable deposits                                                              --               --            178,148
            Other assets                                                                    5,223           (1,147)         (10,135)
            Accounts payable                                                              156,456           26,404           53,305
            Accrued interest                                                               46,214            5,868           12,077
            Accrued expenses and other current liabilities                                 (8,171)          16,625           35,205
                                                                                      -----------      -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                                                    (974,220)        (742,237)        (846,277)
                                                                                      -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment                                            (15,564)        (118,246)          (2,503)
         Sale (purchase) of marketable securities                                            --             13,250          (13,250)
         Acquisition of business, net of cash acquired                                   (330,236)            --               --
                                                                                      -----------      -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                                                    (345,800)        (104,996)         (15,753)
                                                                                      -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Due to factor                                                                     56,700             --               --
         (Decrease) increase in advance from shareholders                                 (37,000)          37,000          134,405
         Proceeds from bridge financing                                                      --               --            265,230
         Proceeds from debt financing                                                   1,155,000          480,470             --
         Proceeds from issuance of debt with warrants                                        --             69,530             --
         Proceeds from issuance of debt without warrants                                     --             40,000           49,770
         Proceeds from the sale of common stock
            and exercise of options                                                        98,000          259,243          267,529
                                                                                      -----------      -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               1,272,700          886,243          716,934
                                                                                      -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                     (47,320)          39,010         (145,096)
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF YEAR                                                                     49,108           10,098          155,194
                                                                                      -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $     1,788      $    49,108      $    10,098
                                                                                      ===========      ===========      ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
                       Interest                                                       $    36,513      $       691      $     1,269
                                                                                      ===========      ===========      ===========
                   Income taxes                                                       $       689      $       689      $      --
                                                                                      ===========      ===========      ===========
         Non-cash financing and investing activities:
                Conversion of debt to equity                                          $   550,000      $   315,000      $      --
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


1.   ORGANIZATION AND DESCRIPTION OF BUSINESS


     Novex Systems International , Inc. ("Novex") (formerly known as "Stratford Acquisition Corp.") and, through its wholly-owned Subsidiary, Novex Systems International, Ltd. ("Novex Canada")(collectively the "Company"), is engaged in the business of manufacturing and marketing a diversified line of construction products including a proprietary admixture for enhancing cement based products ("Novacrete products"), polypropylene fibers used in concrete products, and pre-packaged concrete repair, grouting and patching products ("Por-Rok products").

     In fiscal 1999, Novacrete Technology (Canada) Inc. was renamed Novex Systems International, Ltd. Effective May 11, 1999, Stratford Acquisition Corp. merged into its newly-formed wholly-owned subsidiary, Novex Systems International, Inc., for the purpose of re-domesticating the Company from the State of Minnesota to the State of New York. Accordingly, all historical financial information presented is that of Stratford Acquisition Corporation. On May 11, 1999, Novex Systems International, Inc. had no assets or operations.

     In January, 1997, Novex, which was then operating as Stratford Acquisition Company, acquired 100% of the outstanding stock of Novex Canada, a newly-created company established to manufacture and distribute the Company's Novacrete product line. The acquisition was accounted for as a purchase whereby the Company, in exchange for having incorporated Novex Canada, received 100% of its common stock. The cost of incorporation of $636 represents the Company's investment in Novex Canada, and accordingly has been eliminated in consolidation. No goodwill arose from this acquisition because the cost of the purchase was equal to the net asset acquired.

     In September 1998, Novex Canada acquired all the issued and outstanding common stock of Arm Pro Inc., located in Teeswater, Ontario. Arm Pro manufactured and marketed polypropylene fibers which are blended into cementitious products to provide secondary reinforcement and to reduce cracking.

     In December 1998, Arm Pro was merged into Novex Canada, the surviving corporation. During fiscal 1998, the Company was a development stage enterprise, in fiscal 1999 Novex and Novex Canada emerged from the development stage.

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

     (g) Loss Per Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the years ended May 31, 1999, 1998 and 1997, diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1999, 1998 and 1997


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (h) Foreign Currency Translation - The Subsidiary functional currency is the US dollar and therefore translates the nonmonetary assets and liabilities at the historical exchange rates, while monetary assets and liabilities are translated at the current exchange rates in effect at the balance sheet date. Sales and expenses are translated at the weighted average exchange for the year. Accordingly, all gains and losses arising from foreign currency translation have been recorded in the accompanying consolidated statements of operations.

     (i) Stock Options -The Company accounts for all transactions under which employees, officers and directors receive shares of stock in the Company in accordance with the provisions of Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company adopted the pro forma disclosure requirements of SFAS 123. Accordingly, no compensation has been recognized in the results of operations for the employees, officers and directors stock option plan other than for options issued to non-employees for consulting services.

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

     (m) Revenue Recognition - Revenue is recognized when the product is shipped to the customer. Allowances for estimated bad debts, sales returns and allowances are provided when sales are recorded.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1999, 1998 and 1997


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (n) Advertising Costs - All advertising costs, excluding cooperative advertising programs, are expensed as incurred or the first time the advertisement takes place. Novex establishes an allowance for cooperative advertising costs at the time the related sale is recognized. Advertising expense charge to operations for the years ended May 31, 1999, 1998 and 1997 amounted to approximately $12,700, $1,100 and $0, respectively.


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
                                               =========    =========


6.   GOODWILL

     Goodwill arose in connection with the acquisition of Arm Pro by the Company in September, 1998, and is being amortized on the straight-line method over 10 years. As of May 31, 1999, goodwill, net of accumulated amortization of $30,795, is $316,300. Amortization expense charged to operations for fiscal year 1999 was approximately $31,000. There was no amortization expense for fiscal years 1998 and 1997.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1999, 1998 and 1997


7.   DUE TO FACTOR

     During February, 1999, the Subsidiary entered into a commercial factoring arrangement, with a Canadian financial institution, where they sold certain accounts receivable to the commercial factor, with recourse as to nonpayment of customer's receivable at maturity. In addition, this arrangement provides for advances based on working capital requirements. Advances bear interest at the commercial factor's prime rate plus one thousand four hundred and twenty five basis points (20.50% at May 31, 1999).

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

9.   INCOME TAXES

     At May 31, 1999, the Company had federal, state and city net operating loss carryforwards of approximately $3,175,000 resulting from accumulated operating losses through fiscal 1999. At May 31, 1999 and 1998, the Company has net deferred tax assets of approximately $1,260,000 and $848,000, respectively. The Company has established a valuation allowance for the full amount of such net deferred tax assets at May 31, 1999 and 1998, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1999, 1998 and 1997


9.   INCOME TAXES (Continued)

     The Company's wholly owned subsidiary has not had to pay Canadian income taxes as they have generated operating losses since its inception.

                                           1999             1998              1997
                                       -----------      -----------      -----------
     Deferred tax asset:
       Net operating loss
              carryforward             $ 1,260,000      $   848,000      $   402,000
       Valuation Allowance              (1,260,000)        (848,000)        (402,000)
                                       -----------      -----------      -----------
     Net deferred tax asset            $        -0-     $        -0-     $        -0-
                                       ===========      ===========      ===========


10.  LONG TERM DEBT

     At May 31, long-term debt consists of:

                                                       1999         1998
                                                    ----------   ----------

     Debentures payable (a)                         $     --     $  550,000

     Notes payable (b)                                  40,000       40,000

     Debentures payable(c)                             800,000         --

     Debenture payable (d)                             250,000         --

     Notes payable (e)                                 105,000         --
                                                    ----------   ----------

                                                     1,195,000      590,000

     Less: Unamortized discount on debentures           28,870       69,530
                                                    ----------   ----------

                                                     1,166,130      520,470

     Less: Current portion                             393,548      520,470
                                                    ----------   ----------

                                                    $  772,582   $     --
                                                    ==========   ==========

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1999, 1998 and 1997


10.  LONG-TERM DEBT (Continued)

     (a) At May 31, 1998, the Company was obligated to debenture holders for $550,000 with 1,100,000 detachable stock warrants exercisable at $0.30. A total of $104,296 was allocated to the warrant portion of the debt, with an unamortization discount of $69,530 at year end resulting in a net note payable of $480,470. The debentures bore interest at 10% per annum and were converted with accrued interest of $15,175 into 2,730,737 shares of common stock in October, 1998, (see Note 11(d)).

     (b) In May 1998, the Company issued notes payable for a total of $40,000, to parties associated with a director of the Company, that bear interest at 10% per annum. The principal of the notes and all outstanding interest are due 90 days from the date of issuance. Interest on the notes, are payable with the Company's common stock at the rate of $0.40 per share. Furthermore, if the notes are not fully satisfied at the maturity date, the Company is obligated to grant half of a warrant to purchase one share of its common stock for each dollar of the outstanding principal. As of May 31, 1999, these notes have not been satisfied (see Note 17).

     (c) Included in long-term debt are debentures owing to a stockholder of the Company, Quilcap Corp., in the amount of $800,000. These debentures from September 4, 1998, bear interest at 9% per annum and mature on September 4, 2000. There are 1,500,000 stock warrants attached, exercisable at $0.45, with an expiration date of two years from the date of the notes' issuance. A total of $104,241 was allocated to the warrant portion of the debt, with an un-amortized discount of $27,417 as of May 31, 1999 (see Note 17).

     (d) Included in long-term debt are debentures owing to a stockholder of the company, Quilcap, Corp., in the amount of $250,000. This debenture from February 25, 1999, bears interest at 15% per annum and matures on May 31, 1999. There are 150,000 stock warrants attached, exercisable at $0.45, with an expiration date of two years from the date of the notes' issuance. A total of $1,773 was allocated to the warrant portion of the debt, with an unamortized discount of $1,453 as of May 31, 1999 (see Note 17).

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1999, 1998 and 1997


10.  LONG-TERM DEBT (Continued)

     (e) At various dates during fiscal 1999, the Company issued promissory notes payable for a total of $105,000, to parties associated with a director of the Company, that bear interest at 10% per annum. The principal of the notes and all outstanding interest are due 90 days from the date of issuance. Interest on the notes, are payable with the Company's common stock at the rate of $ .40 per share. Furthermore, if the notes are not fully satisfied at the maturity date, the Company is obligated to grant half of a warrant to purchase one share of its common stock for each dollar of the outstanding principal. As of May 31, 1999, these notes have not been satisfied (see Note 17).

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

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1999, 1998 and 1997


12.  STOCK OPTIONS AND WARRANTS

     The following table summarizes the activity with regard to options and warrants for the years ended May 31, 1999, 1998 and 1997 (See page F-16 for chart references).

                                                  Stock Options                                          Warrants
                                    Shares          Exercise       Exercisable             Shares        Exercise       Exercisable
                                                     Price                                                Price
Outstanding at
May 31, 1996                              --            --                 --                    --            --                --

     Granted                              --   $        --                 --(3)            768,000         $0.50           768,000

     Exercised                            --            --                 --              (768,000)           --          (768,000)

     Grante                               --            --                 --(3)             91,504          0.50            91,504

Outstanding at
May 31, 1997                              --            --                 --                91,504          0.50            91,504

  (1)Granted                       1,727,772          0.50          1,727,772(2)            308,000          0.35           308,000

  (3)Granted                          40,000          0.25             40,000(3)             60,000          0.50            60,000

  (1)Granted                         300,000          0.40            300,000(2)          1,100,000          0.30           308,000

  (1)Granted                          25,000          0.30             25,000                    --            --                --

  (3)Granted                          20,000          0.25             20,000                    --            --                --

  (1)Granted                          65,000          0.35             65,000                    --            --                --

  (3)Granted                          25,000          0.31             25,000                    --            --                --

Outstanding at
May 31, 1998                       2,202,772     0.25-0.50          2,202,772             1,559,504     0.30-0.50         1,559,504

  (1)Granted                         195,000          0.40            195,000(2)          1,650,000          0.45         1,650,000

  (1)Granted                         100,000          0.45            100,000(2)              5,000          0.20             5,000

  (1)Granted                          12,500          0.30             12,500                    --            --                --

  (1)Granted                          27,500          0.50             27,500                    --            --                --

  (3)Canceled                        (60,000)        (0.25)           (60,000)                   --            --                --

  (3)Canceled                        (25,000)        (0.31)           (25,000)                   --            --                --

Outstanding at
May 31, 1999                       2,452,772   $ 0.25-0.50          2,452,772             3,214,504   $ 0.20-0.50         3,214,504
                                   =========   ===========          =========             =========   ===========         =========

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1999, 1998 and 1997


12.  STOCK OPTIONS (Continued)

     (1)  issued for employee services, including directors fees
     (2)  issued with debt
     (3)  issued for consulting services

     During fiscal 1997, stock options were granted and exercised by certain individuals and organizations. These options were granted at an exercise price of $.50 and expire five years from the date of grant. Novex has recorded $22,366 in consulting expenses in the accompanying consolidated statement of operations. According to current management, the individuals and organizations who received the grants have not earned them. Therefore, Novex is currently seeking to have all shares issued to these parties returned and canceled.

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

13.  STOCK-BASED COMPENSATION

     The Company accounts for its stock option plans under APB No. 25, "Accounting for Stock Issued to Employees," (APB 25), under which no compensation cost is recognized. In fiscal 1997, the Company adopted SFAS no. 123 "Accounting for Stock-Based Compensation" (SFAS 123) for disclosure purposes; accordingly, no compensation has been recognized in the results of operations for its stock option plan as required by APB 25, other than for options and warrants issued for services or with debt. The valuation for options and warrants issued for services during the years ended May 31, 1999, 1998, and 1997 was $6,949, $34,155 and $128,666 respectively. The valuation for options and warrants issued with debt during the years ended May 31, 1999, 1998, and 1997 was $106,014, $154,065 and $0, respectively.

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

                                                                       Year ended May 31,
                                                ----------------------------------------------------------------
                                                     1999                     1998                      1997
                                                     ----                     ----                      ----
     Net loss to shareholders:
              As reported                       $  (1,392,340)           $  (1,112,954)           $  (2,326,144)
              Pro forma                         $  (1,432,076)           $  (1,562,387)           $  (2,320,553)

     Net loss per share:
              As reported                       $       (0.10)           $       (0.10)           $       (0.24)
              Pro forma                         $       (0.10)           $       (0.14)           $       (0.24)

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

14.  SEGMENT INFORMATION

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") as of June 1, 1997. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operation decision maker or decision making group, in making decisions how to allocate resources and assess

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1999, 1998 and 1997


14.  SEGMENT INFORMATION (Continued)

     performance. To date, the Company has viewed its operations as principally one segment. Key financial information for the one segment by country is as follows:

                                              United States    Canada    Adjustments(1) Consolidated
                                             -------------- ------------ -------------- ------------
Year Ended May 31, 1999

 Sales to unaffiliated customers                $  128,909    $  192,402   $       --   $  321,311
 Interest Income                                        --            --          335          335
 Interest Expense                                       --        66,640       31,265       97,905
 Depreciation and Amortization                          --        50,182        5,002       55,184
 Segment Loss                                           --     1,017,944      374,396    1,392,340
 Segment Assets                                         --       604,961       51,097      656,058
 Long Lived Asset Expenditures                          --       345,800           --      345,800

Year Ended May 31, 1998

Sales to unaffiliated customers                 $       --    $    9,703   $       --   $    9,703
Interest Income                                         --            --          409          409
Interest Expense                                        --        15,666        1,882       17,548
Depreciation and Amortization                           --        13,805           --       13,805
Segment Loss                                            --       368,637      743,957    1,112,594
Segment Assets                                          --       311,777        6,763      318,540
Long Lived Asset Expenditures                           --       118,246           --      118,246

Year Ended May 31, 1997

Sales to unaffiliated customers                 $       --    $       --   $       --   $       --
Interest Income                                         --            --          314          314
Interest Expense                                        --         2,111       10,806       12,917
Depreciation and Amortization                           --            --          345          345
Segment Loss                                            --        10,266    2,315,878    2,326,144
Segment Assets                                          --       205,839       13,694      219,533
Long Lived Asset Expenditures                           --            --        2,503        2,503

(1) This column represents the amount of non-segment information necessary to reconcile reportable segment information with consolidated totals

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


15.  ACQUISITION

     On September 16, 1999 the Companies purchased all the issued and outstanding common stock of Arm Pro. The purchase price was $592,000 ($891,000 Canadian dollars) and the funds used to purchase Arm Pro were raised from the sale of debentures for $800,000 (see Note 10(c)). The acquisition is accounted for as a purchase business combination. The following table summarizes the acquisition:

          Purchase price                                    $ 592,400
          Acquisition costs                                    10,638
                                                            ---------
                                                              603,038
                                                            ---------
          Assets acquired                                     403,313
          Liabilities assumed                                (147,370)
                                                            ---------
                                                              255,943
                                                            ---------
          Goodwill                                          $ 347,095
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

                                                   Year ended May 31,
                                            ------------------------------
                                                1999               1998
                                            ------------      ------------

     Net Sales                              $    421,305      $    327,554
     Cost of Sales                               212,059           133,988
                                            ------------      ------------
     Gross profit                                209,246           193,566
     Operating expenses                        1,406,026         1,189,113
                                            ------------      ------------
     Loss from operations                     (1,196,780)         (995,547)
     Net other expenses                          180,254           138,269
                                            ------------      ------------
     Net loss                               $ (1,377,034)     $ (1,133,816)
                                            ============      ============

     Net loss per share                     $      (0.10)     $      (0.10)
                                            ============      ============

     Shares used in calculation               13,720,171        11,472,508
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

          Future noncancellable lease payments are as follows:

               Year ending
                 May 31                Amount
               -----------           ----------

                 1999                $   56,893
                 2000                    57,137
                 2001                    48,530
                 2002                    40,115
                                     ----------

               Totals                $  202,673
                                     ==========

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

     (d) SEC Investigation - The Company was informed that the United States Securities and Exchange Commission (the "SEC") had commenced an investigation involving the Company. The Company has cooperated with the SEC. Although the Company has not received any further inquiries from the SEC regarding this investigation, it is the Company's understanding that the investigation is still pending. The Company has no information as to the results, if any, of such investigation, or what action, if any, the SEC may take pursuant to the investigation.

17.  SUBSEQUENT EVENT

     During August 1999, the Company acquired from The Sherwin Williams Company ("Sherwin") substantially all the assets of their Allied Composition and Por Rok ("Allied/ Por-Rok") business line. Allied/Por-Rok manufactures and distributes specialty building products.

     Pursuant to the purchase agreement Novex (I) paid $800,000 to Sherwin, (ii) issued 1,000,000 shares of restricted common stock to Sherwin with the requirement to register the common stock with the Securities and Exchange Commission and (iii) issued a note payable for $1,294,973, as adjusted from $1,300,000, which bears interest at 10% per annum and is payable over a one year period. In order, to induce Sherwin to accept the note payable, the Company had to convert all the previously issued debt to equity, except for the $250,000 debenture which will be paid as a condition of the Allied/Por-Rok acquisition (see Note 10(d)). Further, Sherwin has a subordinated security interest in substantially all the assets of the company.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1999, 1998 and 1997


17.  SUBSEQUENT EVENT (Continued)

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

     In accordance with Emerging Issues Task Force No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," we have allocated $20,400 to the put warrant and will record the amount as part of long-term debt. Subsequent changes in the measure of fair value of the put warrant will be reported in the statement of operations. The fair value of the put warrant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: stock price of $.26 per share; annual dividend of $0; expected volatility of 50%; risk free interest rate of 6%; and an expected life of two years.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              (Formerly Stratford Acquisition Corp. and Subsidiary)


                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                     Years Ended May 31, 1999, 1998 and 1997

                                                                Additions
                                        Balance at              charged to                                Balance at
                                        beginning                cost and        Deductions-                end of
     Description                         of year                 expenses         describe                   Year
----------------------                ------------             ------------     ------------             ------------
Allowance for doubtful
     Accounts
Year ended May 31,1999                $         --             $        890     $         --             $        890
Year ended May 31,1998                $         --             $         --     $         --             $         --
Year ended May 31,1997                $         --             $         --     $         --             $         --

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Novex has engaged the certified public accounting firm of Feldman Sherb & Horowitz as its outside auditors to audit the company's annual financial statements for the fiscal year ending May 31, 1999 and has had no disagreements with them.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The following provides certain information concerning the directors and executive officers of Novex and its subsidiaries as of May 31, 1999.

Name                                   Aqe            Position
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

William K. Lavin. Mr. Lavin became a director in October, 1997 and currently operates his own consulting business that he formed in 1994. Before forming his firm, he was Chief Executive Officer of Woolworth Corporation (renamed "Venator") from 1993 to 1994 and immediately before that position he served as Woolworth's Chief Administrative and Financial Officer. Mr. Lavin also serves on the board of directors of the Allegheny Corporation (NYSE:Y) and Chicago Title Corporation (NYSE:CTZ).

Daniel W. Dowe. Mr. Dowe became a director in March, 1997, Acting President on November 17, 1997 and President and Chief Executive Officer on April 1, 1998. Mr. Dowe has agreed to serve in this capacity for a three year period pursuant to a written employment agreement and will have an option to serve for an additional three year period. He was the founder of Dowe & Dowe, a New York City-based law firm that provided legal services to Novex. From 1993 to November 17, 1997, Mr. Dowe practiced corporate and securities law at his firm. From 1990 to 1993, Mr. Dowe was an associate with Donohue & Donohue, a New York City-based law firm concentrating on international trade
matters.   Before practicing law, he was employed by Alliance Capital
Management Company, Salomon Brothers (Salomon Smith Barney, a division of Citigroup, Inc. ) and J.P. Morgan Bank.

Douglas S. Friedenberg. Mr. Friedenberg has been a director of Novex since November, 1996. He has been the President of Firebird Capital Management, a financial advisory firm, since March, 1993. In 1991, he co-founded and became President of Unicorn Capital Management, an investment management firm. From

1983 to 1991, he managed private investment portfolios for Morgan Stanley, Inc., a large New York City-based investment banking firm. Mr. Friedenberg also serves as a Director of Datametrics Corporation (AMEX:DC).

Edward J. Malloy. Mr. Malloy became a director of Novex in January, 1998. Since 1993 he has been President of the Building and Construction Council of Greater New York. Mr. Malloy represents the interests of over 200,000 laborers involved in the building trades in the Greater New York City area. He is responsible for developing building projects in both the public and private sectors to ensure an adequate level of work for his union members. Mr. Malloy brings to Novex an extensive level of contacts and industry experience.

Item 11. Executive Compensation

The following table shows all remuneration in excess of $100,000 paid by Novex and its subsidiaries through March 31, 1999, to all directors and officers:

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
Name                          Other                Underly-       All
and                           Annual   Restrict-   ing            Other
Princi-                       Compen-  ed Stock    Options LTIP   Compen-
pal       Fis. Salary  Bonus  ation    Awards      ARS     Payout sation
Position  Year  ($)    ($)    ($)       (#)        (#)       ($)    ($)
--------------------------------------------------------------------------------
Daniel
Dowe
President 1996 n/a
(1)(2)(3) 1997 n/a
          1998 $89,850                 432,357     575,924
          1999 $180,000

----------
(1) From November 17, 1997 through March 31, 1998, during which time Mr. Dowe served as interim president of the company, he earned $52,500 in cash compensation. Commencing April 1, 1998, Mr. Dowe became an employee of the company at an annual salary of $180,000. In the fiscal year ending May 31, 1999, Mr. Dowe received $150,000 in cash compensation and deferred the remaining $30,000 until Novex closed the Por-Rok transaction. In addition, Mr. Dowe made an interest-free loan to Novex of $30,378 in the fiscal year 1999 to cover working capital shortfalls. Mr. Dowe does not receive any additional remuneration for serving as a director.

(2) Before becoming an employee of Novex, Mr. Dowe received 64,857 shares of common stock in payment for $22,700 of legal services rendered to the company through November, 1997. From November 17, 1997 through March 31, 1998, during which time Mr. Dowe served as interim president, he earned 97,500 shares of common stock. When Mr. Dowe became an employee of the company, he received 270,000 shares of common stock representing 30,000 shares per month for the remainder of the calendar year.

(3) On June 25, 1997, the company issued an aggregate of 1,727,772 stock options to its directors as an incentive for future performance. Of these options, Mr. Dowe received 575,924 options. The stock options were exercisable when issued at then current market price of $.35 per Share and will expire on June 25, 2002. As part of the financing of the Por- Rok acquisition Mr. Friedenberg agreed to waive his ownership interest in his option to purchase 575,924 shares of common stock. In addition as part of his severance from the company, Mr. Macmillan also agreed to waive his ownership interest in his option to purchase 575,924 shares of common stock.

Item 12. Security Ownership of Certain Beneficial Owners

                        DIRECTORS AND EXECUTIVE OFFICERS

The following table shows the amount of common stock owned as of March 1, 1999 by each director and officer and affiliates and by all directors and officers as a group. Each individual has beneficial ownership of the shares which are subject to unexercised stock options and stock warrants held by him, and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned:

                                     Table 1

Security Ownership of Certain Beneficial Owners and Management

                                    Amount and Nature
Name and Address                      of Beneficial            Percent
of Beneficial owner                    Ownership               Class(1)
-------------------                    ---------               --------

Douglas Friedenberg, (2)                2,879,883                13.74%
Director, Treasurer
67 Wall Street, Suite 2001
New York, New York 10005

Daniel W. Dowe (3)                      1,008,281                 4.81%
Director, President,
Chief Executive Officer
67 Wall Street, Suite 2001
New York, New York 10005

William K. Lavin (4)                      222,158                 1.07%
Chairman, Secretary
67 Wall Street, Suite 2001
New York, New York 10005

Edward J. Malloy (4)                      222,158                 1.07%
Director
71 West 23rd Street
New York, New York 10010

All Directors and Officers
as a group                              4,332,480                20.91%

(1) The class includes stock options and stock warrants granted to the directors and officers prior to May 31, 1999 which are deemed by Novex to be acquirable by the beneficial owner within 60 days of the date of this offering memorandum by exercise of the option or warrant. As of May 31, 1999, there were 15,250,771 shares issued and outstanding, 20,918,047 on a fully diluted basis. Percentages are stated on a fully diluted basis.

(2) Mr Friedenberg and various entities for which Mr. Friedenberg exercises sole voting and investment power as investment advisor presently hold an aggregate of 2,879,883 shares of common stock. Certain of the entities have the right to acquire beneficial ownership of an aggregate of 305,000 additional shares upon the exercise of 305,000 Class B warrants held by the entities.

(3) Mr. Dowe presently owns 432,357 shares of common stock and has the right to acquire beneficial ownership of 575,924 additional shares upon exercise of an equal number of common stock options.

(4) Mr. Lavin and Mr. Malloy each presently owns 22,158 shares of common stock and each has the right to acquire beneficial ownership of 200,000 additional shares upon exercise of an equal number of common stock options.

     Except for Mr. Dowe, the three remaining directors receive $2,500 per quarter for services rendered as directors of Novex, which is paid in restricted common stock based on the average bid and closing prices of Novex's common stock on the last trading day for the months ending March, June, September and December. In addition, each non-employee director shall receive an additional $10,000 per annum, payable in equally quarterly installments if the director is a member of a committee of the board of directors that actually meets during the quarterly period. During the fiscal year 1999, there were no committee meetings.

                                     Table 2

                 Security Ownership of Certain Beneficial Owners

                                (Non-Management)

     Set forth below is certain information about the only shareholder known by Novex (other than Mr. Friedenberg and his affiliated companies) to be a beneficial owner of more than 5% of the outstanding common shares of Novex as of the May 31, 1999:

Name and Address                    Amount and Nature         Percent
of Beneficial Ownerof               Beneficial Ownership      of Class(1)
----------------------------------------------------------------------

Quilcap Corporation                 5,113,277                 24.40%
375 Park Avenue
Suite 1404
New York, New York

(1)  Percentage is stated on a fully diluted basis.

Item 13. Certain Relationships and Related Transactions

     As directors of Novex, Messrs. Friedenberg, Lavin and Malloy receive $2500 per quarter for services rendered as directors of Novex which is paid in restricted common stock based on the average bid and closing price of Novex's common stock on the last trading day for the months ending March, June, September and December.

     Mr. Friedenberg does not receive a salary, but from time to time is compensated by Novex for services rendered on various financial projects. In addition to serving as an unpaid director of Novex, Mr. Lavin, or his consulting firm WKL, Inc. receive compensation for services rendered to Novex for various acquisition projects.

     In December 1998, Novex entered into a subletting agreement with Dowe, Capetanakis & Preite for the use of approximately 1,600 square feet of office space located at 67 Wall Street, Suite 2001, New York, New York. Mr. Dowe's spouse, Janet L. Dowe is a partner in the law firm Dowe, Capetanakis & Preite. During the period December 1998 through May 1999, the monthly rent under the lease agreement was approximately $3,500, after adjustment for office equipment, supplies and services. Management believes that the rent paid by Novex under this lease agreement is less than what it would have been required to pay for similar premises within the area in which Novex's executive offices were located.

     In addition, the law firm of Dowe Capetanakis & Preite occasionally provides legal services to Novex. Any payments to Dowe, Capetanakis and Preite for services rendered to Novex must be approved by the Board of Directors, except for Mr. Dowe who is not entitled to vote on these matters.

     In May 1999, Mr. Daniel Dowe made an interest free loan to Novex in the amount of $30,378 to provide it with cash flow during the operating deficit that occurred during the last quarter of fiscal 1999. Novex expects to repay Mr. Dowe during the third and fourth quarters of fiscal 2000.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(A) The following financial statements and supplementary data are included in Part II Item 8

                                                                                Page

Index to Consolidated Financial Statements                                      F-1

Independent Auditors Report                                                     F-2

Financial Statements:

Consolidated Balance Sheet as of May 31, 1999 and 1998                          F-3

Consolidated Statement of Operations for the years ended
May 31, 1999, 1998 and 1997                                                     F-4

Consolidated Statement of Changes in Shareholders' Equity
(Deficiency) for the years ended May 31, 1999, 1998 and 1997                    F-5

Consolidated Statement of Cash Flows for years ended May 31,
1999, 1998 and 1997                                                             F-6

Notes to Consolidated Financial Statements                                      F-7-24

Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts                                 F-25

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
          Debenture and Stock Warrant
          Agreement

          15% $250,000 Senior Debenture and
          Stock Warrant Agreement

          Term Sheets re Director Loans to Company dated July 29, 1998; August 13, 1998; August 20, 1998; August 27, 1998; September 4, 1998; and May
          14, 1999

21   -    Subsidiaries of Novex Systems International, Inc.


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

NOVEX SYSTEMS INTERNATIONAL CORPORATION


By:  /ss/ Daniel W. Dowe
     ------------------------------
     Daniel W. Dowe, President


By:
     ------------------------------
     Douglas Friedenberg, Treasurer


Dated: July 5, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:


                                                                 Dated
                                                                 -----

/ss/ Daniel W. Dowe                         Director          July 5, 2000
------------------------------
Daniel W. Dowe


/ss/ William K. Lavin                       Director          July 5, 2000
------------------------------
William K. Lavin


/ss/ Douglas Friedenberg                    Director          July 5, 2000
------------------------------
Douglas Friedenberg


/ss/ Edward J. Malloy                       Director          July 5, 2000
------------------------------
Edward J. Malloy