Form 10-K
period 2000-05-31
NOVEX SYSTEMS INTERNATIONAL INC
filed 2000-10-13
CIK 945634

FORM 10-K

                                  UNITED STATE
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED May 31, 2000.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

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

                                                    Name of each exchange on
    Title of each class                                 which registered
Common Stock $.001 par value                     OTC Electronic Bulletin Board

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

Based on the closing sale price of $.15 on May 31, 2000, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $1,561,844. The number of shares outstanding of the registrant's common stock, $.001 par value was 22,143,988 on May 31, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K                                    Incorporated Document
-----------------------                                  ---------------------
Part IV, Item 14                                         Form 8-K/A filed on
                                                         July 14, 2000

                        NOVEX SYSTEMS INTERNATIONAL, INC.

                                Table of Contents



                                                                        Page No.
Part I
Item 1.    Business and Risk Factors                                        1
Item 2.    Properties                                                      29
Item 3.    Legal Proceedings                                               29
Item 4.    Submission of Matters to a Vote of Security                     30
           Holders

Part II
Item 5.    Market for Registrant's Common Equity and Related               30
           Stockholder Matters
Item 6.    Selected Financial Data                                         32
Item 7. Management's Discussion and Analysis of Financial Condition 32 and Results of Operations
Item 8.    Financial Statements and Supplementary Data                     37
Item 9.    Changes in and Disagreements with Accountants on                38
           Accounting and Financial Disclosure

Part III
Item 10.   Directors and Executive Officers of the Registrant              38
Item 11.   Executive Compensation                                          40
Item 12.   Security Ownership of Certain Beneficial Owners and             41
           Management
Item 13.   Certain Relationships and Related Transactions                  43

Part IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K                                                             45

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

Our limited operating history makes it difficult for investors to evaluate our business based on past performance - Novex has only had manufacturing operations and related revenues since April 1998 and we have only owned the Por-Rok business since August, 1999. As a result, it may be difficult for investors to evaluate our business and its prospects based on prior performance.

Novex has had losses and may not be able to achieve profitability. Novex has recorded net losses for each year of operation (1994-2000). In addition, a significant portion of our assets are attributable to goodwill. In September 1998, Novex purchased Arm Pro, Inc., which resulted in goodwill of $347,095. In August 1999, Novex purchased all the assets of Por-Rok, which resulted in goodwill of $571,245 and is being amortized on a straight-line method over 10 years. As of May 31, 2000, goodwill net of accumulated amortization amounted to $826,465. Amortization expense charged to operations for the fiscal year 2000 was approximately $61,000. Management will periodically review the recoverability of goodwill to determine if it has been impaired. Events that may cause an impairment would be the inability to successfully integrate the operations of Sta-Dri (See Subsequent Events Note 19(a) of Consolidated Financial Statements) with Novex, Novex's future intentions with regard to the operations, and the operations forecasted undiscounted cash flows. Any reduction in the value of goodwill would be to the extent that the present value of the expected future cash flows are less than the carrying amount of goodwill. This analysis may result in a complete or partial write-off or acceleration of the amortization period. A write-down of part or all of this would hurt our results of operations and make it even more difficult to achieve profitability in the future. Going forward, we anticipate incurring significant expenses, including product and service development expenses, sales and marketing costs and administrative expenses, as well as other problems, expenses, delays and other uncertainties inherent in a business with a relatively short history of operations which is seeking to expand its operations. Accordingly, these factors will also make it more difficult to achieve profitability in the near future. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Consolidated Financial Statements and Notes."

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

If Novex cannot acquire other companies, its ability to increase revenues and become profitable will be hampered. Much of Novex' success depends upon its ability to acquire companies having products which complement Novex' existing product line. As of the date of this Form 10-K, Novex has reached no agreement with any potential target, however on July 31, 2000 Novex reached and agreement and acquired the assets of The Sta-Dri Company (See Subsequent Events). If Novex cannot expand its product lines and revenues by acquiring companies and must rely instead upon its own development of complementary products, it will take even longer for Novex to achieve increased sales and profitability. See "Business-The Company's Future Operations".

If Novex cannot obtain additional financing, it could default on its debt obligations, lose the Por-Rok facility and suffer a decrease in revenues. For the year ended May 31, 2000, Por-Rok represented $1,713,756 or approximately 92% of net sales. On a pro forma basis, Por-Rok sales represents approximately 95% for the year ended May 31, 2000. Novex is required to make monthly payments on the $890,000 Secured Term Loan Promissory Note in favor of Dime Commercial Corp. Our ability to pay off the debt owed to Dime Commercial Corp. will be dependent to a large extent upon the success of our new marketing strategy, our acquisition of additional brand products, the successful implementation of our distribution strategy and our marketing and sales efforts. If the revenues generated by our sales and marketing efforts are not sufficient to pay off the debt owed to Dime Commercial Corp., we will need to obtain financing from an outside source. If Novex shall need additional financing for working capital it does not have any assets to pledge, therefore any future financing would have to be in the form of unsecured debt financing that would be subordinated to current secured loans, or equity financing such as the sale of preferred or common stock. If Novex had to raise capital through unsecured debt the interest rate would be much higher than secured financing and could be as high as 15%-20%. It may also require the issuance of common stock or a warrant to purchase common stock at favorable prices. On the other hand, if Novex had to raise financing through the sale of preferred stock the dividend rate on the stock would likely be in the 10%-15% range. A potential investor could also require that the preferred stock be convertible into common stock at a future date on terms that are not favorable to current common shareholders. Lastly, Novex could offer to sell common stock to a prospective investor, however since the company has yet to become profitable it is likely that this form of financing would be very dilutive to current shareholders. If Novex is unable to obtain additional financing, it could default on the loans made by Dime. Failure to make any of the payments to Dime Commercial Corp. could result in a re-transfer of the Por-Rok facility to Dime Commercial Corp. Any such re-transfer would reduce Novex's operations substantially, adversely effect its financial condition and results of operation and make it even more difficult to achieve profitability in the future. See "Business", "Management's Discussion and Analysis of Condition and Results of Operations" and "Financial Statements and Notes."

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

Novex has only one executive officer who is performing multiple functions and may not be able to handle all financial and executive responsibilities required. Novex relies considerably on the services of Mr. Daniel W. Dowe, its President and Chief Executive Officer. At present, Mr. Dowe is the company's only executive officer, in that the company's chief financial officer recently left the company. Mr. Dowe is now handling all financial and executive responsibilities. To the extent that the services of Mr. Dowe become unavailable,it would be very difficult to attract or retain personnel who would be able to adequately perform the functions previously performed by Mr. Dowe and the company's ability to continue its operations until a replacement is hired would be substantially hampered. See "Management".

Because our stock is presently considered to be a "penny stock", the applicability of "Penny Stock Rules" could make it difficult for investors to sell their shares in the future in the secondary trading market. Federal regulations under the Exchange Act regulate the trading of so-called "penny stocks" (the "Penny Stock Rules"), which are generally defined as any security not listed on a national securities exchange or NASDAQ, priced at less than $5.00 per share, and offered by an issuer with limited net tangible assets and revenues. In addition, equity securities listed on NASDAQ that are priced at less than $5.00 per share are deemed penny stocks for the limited purpose of
Section 15(b)(6) of the Exchange Act. Therefore, during the time which the common stock is quoted on the NASDAQ OTC Bulletin Board at a price below $5.00 per share, trading of the common stock will be subject to the full range of the Penny Stock Rules. Under these rules, broker dealers must take certain steps prior to selling a "penny stock," which steps include: (i) obtaining financial and investment information from the investor; (ii) obtaining a written suitability questionnaire and purchase agreement signed by the investor; and
(iii) providing the investor a written identification of the shares being offered and in what quantity. If the Penny Stock Rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. Accordingly, the application of the comprehensive Penny Stock Rules may be more difficult for broker- dealers to sell the common stock, and purchasers of the shares of common stock offered hereby may have difficulty in selling their shares in the future in the secondary trading market.

If a trading market is not maintained, holders of the common stock may experience difficulty in reselling such Common Shares or may be unable to resell them at all. The Common Shares of the Company are presently quoted on the NASDAQ Over-The-Counter (OTC) Bulletin Board, a regulated quotation service that captures and displays real-time quotes and indications of interest in securities not listed on The NASDAQ Stock Market, or any U.S. securities exchange. The current trading ticker symbol for the Common Shares is "HARD". The Company may, but has not, entered into any agreements with market makers to make a market in the Company's Common Stock. In addition, any such market making activity would be subject to the limits imposed by the Securities Act, and the Securities Exchange Act of 1934, as amended, ("Exchange Act") and it is possible that the market in the common stock can be discontinued at any time. Accordingly, if there is no active market available for the common shares, no liquidity or if the market is discontinued, holders of the common stock may have difficulty or may be unable to sell the shares which he or she may hold.

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


                                    BUSINESS

     a. General Business Development

     Novex Systems International, Inc. ("Novex") is a corporation formed under the laws of New York and has its principal place of business and executive offices located at 16 Cherry Street, Clifton, New Jersey 07014, telephone 973-777-2307. Until May 11, 1999, Novex was known as Stratford Acquisition Corp. and had been a corporation organized under the laws of Minnesota. Effective May 11, 1999, Stratford merged into its wholly-owned subsidiary, Novex Systems International, Inc., a newly- formed New York corporation, which was the surviving corporation. The purpose of the merger was to "redomesticate" the company from the state of Minnesota where it had virtually no business activity, to the State of New York where the company had its corporate headquarters. Furthermore, it was management's belief that New York has a more developed body of laws governing public companies than does Minnesota. For this reason, the new entity, Novex, was incorporated in the State of New York, and the Minnesota company, Stratford, was merged into Novex. As a result, the Minnesota company essentially dissolved into and became a part of the surviving entity, Novex.

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

     Adment is a blend of various materials which when mixed with portland cement and water causes a chemical reaction that creates a calcium silicate hydrate (CSH) paste binder that has a very dense microscopic pore structure. This change in the molecular matrix of the cementitious product increases the bonding between the CSH paste and the aggregates that are mixed into the formula to create a mortar or concrete product. By having a denser pore structure, the end product becomes more durable and resistant to chemicals and water penetration. For this reason, Adment causes cement to chemically react in a manner that ultimately:

     1.  produces higher compressive, bonding, flexural and tensile strengths,
     2.  reduces shrinkage,
     3.  increases workability and, most importantly,

     4. increases resistance to penetration of water and chloride ions from de-icing salts.

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

     While having a smaller product line does not mean that Novex would be unable to market its products, the company believes that as its product line grows, it will become more favorable to end-users and distributor, resulting in increased sales to both of these types of customers. For this reason, Novex is proactively pursuing opportunities to acquire entire companies or selected product lines from companies to further expand its line of speciality building materials. Although there are no agreements or letters of intent to acquire any companies as of the filing of this Prospectus, Novex has engaged in discussions with several targets with the goal of closing at least two more transactions in the next twelve months to expand the array of products that Novex offers and to increase its market share in the United States and in Canada. To date, there have been no discussions on price. In fact, the decision as to which companies would be suitable acquisition candidates does not rest solely on price but also upon other factors such as the breadth of its product line, its management, its distribution channels and how easily its operations could be integrated with Novex's existing facilities in Clifton, New Jersey or Mississauga, Ontario. Although we have identified acquisition targets, there can be no assurances that Novex will be able to reach agreements with any of the targets or that it can close these transactions. Management anticipates that it will finance future acquisitions in part with debt and equity. All assets acquired in an acquisition will be used to raise secured debt financing which will be paid to the selling entity. Management anticipates that it will continue to increase its debt financing through Dime Commercial Corp. Therefore, any loans currently outstanding with Dime should not be an impediment to future financings. If additional financing is required to purchase a business this financing will need to be in the form of unsecured loans or equity. In addition, management has planned that as part of any future financing, it would seek to raise sufficient capital to pay off the $1.3 million note owed to The Sherwin-Williams Company. Assuming this type of financing arrangement could be achieved, Novex would not be hindered from financing future acquisitions on account of its current financial obligations.

     Increasing Novex's product line and hiring additional staff to help management the business will be very challenging, but not impossible. To expand the product line apart from acquisitions, Novex would be required to undertake internal research and development by using the resources of its staff cement chemist. The cost to develop new products is minimal given the cost of the materials required for the desired products and the fact that we have an in-house chemist. Although Novex currently has the financial capability to develop these new products, the real "cost" in developing these products is the time needed to ensure that a new product will perform satisfactorily under field conditions and whether the product will gain market acceptance once it is completed. One advantage Novex has is that the brand name "Por-Rok" is well known and any new products that are marketed under the brand name Por-Rok should be easier to market than a "no-name" product. Nevertheless, until the new product is offered for sale, no one can actually gauge how successfully the product will sell. For this reason, management prefers to purchase products that are already accepted and have a loyal customer base rather than rely upon the development of new products. If Novex acquires a company having just a few products, it can then offer its own Por-Rok products to customers that purchase products offered by the newly acquired company. This is called "cross-marketing" which management believes is the most suitable approach to growing its product line.

     At present, the company has sufficient cash flow to hire one to two additional plant workers (although there is no present need to do so) and one salesman which the company is in the process of recruiting. Even if we were to acquire additional products, whether through acquisition or internal development, our existing manufacturing staff plus one or two more plant workers would be capable of manufacturing the new products until additional shifts were needed to meet increased demand. Furthermore, since the new products would be sold primarily to our existing customers, we would continue to use the manufacturers' representatives who presently market our products.

     A benefit of making acquisitions is that quality personnel that have considerable experience often can be attracted to stay with the acquiring company. For example, when Novex acquired ARM PRO and Por-Rok it retained all the key employees that now contribute greatly to Novex's daily operations. However, if Novex does not make any acquisitions this year, which is possible, it will have to compete with other companies for talented management personnel. When this happens, especially in a "tight" job market which we are currently experiencing, key personnel can be very costly to attract and Novex may not have the resources to compete with large companies that can offer more attractive compensation packages. On the other hand, one benefit we can offer individuals with an entrepreneurial bent is the opportunity to become key personnel and part of senior-level management group which is building a company. Nonetheless, finding high-quality people that can get the job done and help grow a small company like ours is always difficult. Since the future success of Novex will be dependent, in part, upon its ability to attract and retain qualified personnel, our inability to do so could have a material adverse effect upon our business.

     In addition, Novex's success depends, to a large extent, on certain economic factors that are beyond its control. Unfavorable changes in factors such as general economic conditions, levels of unemployment, interest rates, tax rates at all levels of government, competition and other factors beyond Novex's control may have an adverse effect on its ability to sell its products and to collect its receivables.

     b. Financial Information About Industry Segments

     All assets, revenues and operating expenses are dedicated to one business segment -- the manufacturing and marketing of construction products. Accordingly, Novex accounts for its business operations within one industry, i.e. the building materials industry. The company has two operating segments within the building materials industry, namely the fiber business and the Allied Por-Rok business. For information relating to these two operating segments, see
Note 15 to Novex's Consolidated Financial Statements.

     Based upon its current operations and its operating activity for the past three fiscal years, Novex believes that its financial information is adequately presented in its audited financial statements and is cross-referenced in this Form 10-K to Novex's consolidated balance sheet and consolidated statement of operations appearing on pages F-3 and F-4, respectively.

     Additionally, the financial information accounts only for sales derived from the Por-Rok transaction since the date of the acquisition on August 13, 1999 and the not the entire fiscal year of 2000. As such, the financial statements exclude the sales of the Por-Rok products in June, July and one-half of August of 1999, which historically have been strong months for sales of these products.

     c. Subsequent Events

     On August 1, 2000, Novex acquired substantially all of the assets of the The Sta-Dri Company located in Odenton, Maryland ("Sta-Dri"). Sta-Dri manufactures a well-known line of waterproofing and building material products. The purchase price for the Por-Rok acquisition was 1,000,000 shares of Novex' common stock that was valued at $137,000 based on the average trading price three days before and after the date the acquisition was agreed to and announced, which was August 1, 2000. In addition Novex' President issued a check in the amount of $72,000 to the Sta-Dri shareholders that is collateralized by 350,000 shares of common stock owned by the President that is to be payable in October. The company's president and the company have entered into a agreement whereby the company will pay the president the full amount of the $72,000 paid to the Sta-Dri shareholders on behalf of the company. As part of the terms to the acquisition, the Company has provided the Selling Shareholders with certain piggyback registration rights. Therefore, in the event that the Company shall register any shares of its common stock with one year from August 1, 2000, the Company will register any of the unregistered and non-freely tradeable shares of common sock issued to the Sta-Dri shareholders. Additionally, the company has provided the Sta-Dri shareholders with the right to purchase any shares of the Novex common stock offered for sale or securities convertible into its common stock from August 1, 2000 until August 12, 2002. As of August 1, 2001 and until August 1, 2002, Novex will have to pay an additional $6,000 each month in the aggregate to the Sta-Dri shareholders in the event that the common stock of the Company has not traded above $1.00 per share for twenty consecutive trading days prior to August 1, 2001. If and when Novex common stock shall trade in excess of $1.00 per share for twenty consecutive trading days the $6,000 monthly obligation shall terminate. Regardless of the stock price, Novex's obligation to pay $6,000 to the Sta-Dri shareholders shall cease on August 1, 2002.

     On August 7, 2000, Novex and The Sherwin-Williams Company entered into an agreement whereby, Sherwin-Williams agreed to convert the entire principal amount of its outstanding note having a face value of $1,281,351, plus all accrued and outstanding interest of $109,037 into 1,390,388 shares of Series A Redeemable Convertible Preferred Stock ("Preferred Stock"). The Series A Redeemable Preferred Stock pays an annual dividend of 139,038 shares of Preferred Stock for two consecutive years and if the Preferred Stock is not redeemed prior to August 7, 2002, an additional 208,558 shares of Preferred Stock shall be issued to Sherwin-Williams. If on August 7, 2002, any of the Preferred Stock that has not been redeemed shall be converted into common stock at a rate equal to 85% of the Novex' average closing trading price for Novex' $.001 par value common stock for twenty consecutive trading days prior to August 7, 2002.

     On September 1, 2000, Dime Commercial Corp. issued a formal default notice to the company and demanded full payment of its two notes. No final date of repayment was set in the letter and the company has continued amicable discussions with representatives of Dime Commercial about: (i) the prospects of bringing in new equity capital which would likely result in a retraction of the default notice, (ii)completing a sale of the company's subsidiary's assets which the Company has been planning to due prior to its receipt of the notification letter from Dime the proceeds of which will be used to pay down a portion of its notes outstanding, (iii) arranging to secure new financing from another bank or other debt sources to pay-off part or all of the notes outstanding. If Novex is successful in completing (i) or (ii) above, Dime has expressed its interest in withdrawing its demand letter and continuing to finance Novex' operations. If Novex is successful in completing (iii) above it will payoff the entire proceeds notes owing to Dime Commercial Corp.

     d. Novex's Current Business Operation

     Novex is engaged in the business of manufacturing and marketing two lines of premium building product materials. The first is a line of polypropylene concrete reinforcing fibers that are marketed under the Fiberforce trade name and a proprietary cement-enhancing admixture that Novex will be marketing under the trade name Por-Rok. These products are promoted directly to ready-mix and pre-cast concrete manufacturers. The second is a line of pre-packaged concrete repair products that are marketed to contractors directly and also to distributors of building material products. (See Description of Products).

     Novex currently has its executive offices at 16 Cherry Street, Clifton, New Jersey 07014. Novex's manufacturing operations are conducted at its 25,000 square foot facility in Clifton, New Jersey and through its wholly-owned subsidiary, Novex Canada, in a leased 12,500 square foot facility located at Mississauga, Ontario (20 minutes west of Toronto).

     The Clifton operating facility is a fully-integrated manufacturing plant with the capacity to manufacture approximately 30 million lbs. of product per annum on a single shift basis, which translates into roughly $10-12 million per annum in sales. Although Novex has the capacity to produce this quantity of product, it does not currently sell all that the company can produce. This operating plant currently runs at approximately 20% of its capacity on a single shift level. At present, the Clifton facility manufacturers 7.5 million lbs. of product (including the Sta-Dri product line), or approximately $2.5 million in revenues per annum.

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

     e. How Novex Manufactures and Distributes Its Products

     Novex manufactures and distributes all of its products from its New Jersey and Canadian operating facilities. The Clifton facility is a fully-integrated blending and packaging facility having the capacity to produce over 30,000,000 lbs. on a single shift basis, although the company's current level of sales does not match its production abilities. The facility consists of three buildings located on a 1.6 acre tract of commercially-zoned land. The majority of raw materials used at this facility are stored in silos affixed to the roof of one of the buildings. Through an automated raw material batching system that is controlled by a plant supervisor, the raw materials are fed through the silo system and into mixing blenders. When the raw materials have been blended into a finished product, the finished batch is forced from the blender by compressed air into an automated packaging system that packages the products into 50lb. bags. The bags are then manually stacked onto wood pallets and are prepared for shipping. In addition, certain quantities of the blended finished product are transported in large metal bins by a forklift to another packaging system that packages the blended product into 1lb., 5lb., 7lb. and 50lb. pails. Most of the smaller quantity pails are then repacked into cardboard boxes in quantities of 4-8 pails per carton for distribution to hardware and retail outlets.

     This facility currently packages products for distribution through building supply yards and retail outlets in packages ranging from 1 and 5lb. plastic containers to 50lb. bags and pails. To eliminate excessive shipping costs associated with delivering small quantities of product, Novex sells larger quantities of products (full truckload orders) to distributors that ultimately resell the product into local markets. Before the acquisition of Por-Rok, Novex used a public warehouse in New Jersey to warehouse and ship product on its behalf for a per diem handling charge. The Clifton facility now serves as Novex's distribution center for eastern United States. Novex will continue to use public warehouses in areas where the sales volume justifies the need to have product readily available in a local market, but where there is not an established distributor that stocks Novex's products.

     The Canadian facility has the annual capacity on a single shift basis to produce approximately 750,000 lbs. of Fiberforce product, although the company's current sales does not meet the level of its production. All Fiberforce products are made from polypropylene strands that are cut into various lengths and shapes. Novex currently manufacturers three types of fibers which are categorized as multifilament, fibrillated and Fiberforce #1. All fiber products are packaged in 1.0, 1.5 and 2.0 lb. bags and are promoted to the ready-mix concrete industry.

     f. How Novex Markets Its Products

     Novex currently has one full-time salesperson located in Mississauga, Ontario, and 14 manufacturers' representatives, giving Novex coverage in most eastern states and in certain areas of Canada and the United States. These individuals are presently covering the following areas of the United States and
Canada:

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

New York/Philadelphia Region

New York                                    Delaware
New Jersey                                  Maryland
Pennsylvania                                Washington, D.C.

Southeast Region

Missouri                                    North Carolina
Arkansas                                    South Carolina
Mississippi                                 Tennessee
Louisiana                                   Alabama
West Virginia                               Georgia
Virginia                                    Florida
Kentucky

Canada Distribution

Eastern Canada

Ontario
Quebec

     Novex is in the process of hiring another full-time salesperson in Canada to specialize in sales of its Por-Rok and Sta-Dri products, since the other salesperson is principally focused on sales of Fiberforce fibers.

     g. How Novex's Products Are Graded By Industry Standards

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

     For this reason, Novex intends to market the Novacrete products in the future under the name of either Por-Rok or one of the other trade names acquired in the Por-Rok transaction.

     h. A Brief History On Novex's Admixture Product

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

     Over the past four years, Novex has expended considerable resources to develop its proprietary cement-enhancing admixture into a commercially viable product. During this period, Novex employed the services of two of Canada's largest independent testing laboratories and has worked with a well- known New Jersey-based laboratory to conduct field trials using the admixture in concrete.

     To date, Novex has successfully developed a version of its admixture technology that can be used in formulations for concrete repair products to enhance the compressive, bond and flexural strengths of the product and increase the density of the product so that it resists penetration by erosive elements like water and deicing salts. It is manufactured at Novex's wholly-owned operating subsidiary, Novacrete Canada, and is directly marketed by Novex's sales personnel in 22lb. bags or in bulk quantities to end-users, which range from manufacturers of cementitious products such as ready-mix concrete, pre-cast concrete, brick, paver, cinder block and other manufacturers of cement-based pre- packaged products.

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

     i. Market Trends for Performance Enhancing Admixtures and Building Materials

     The demand for high performance concrete and concrete repair products is growing at a dramatic pace. The catalyst for the increased use of admixtures and the need for higher performance products stems from the increasingly rigorous specifications for new construction and concrete rehabilitation work. Federal and state departments of transportation are increasing the performance standards that need to be met in new construction and for the repair and rehabilitation of roads and bridges to expand the life of the structures and to reduce future maintenance.

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

     The growth will be based in part on expected increases in infrastructure and major construction spending. But it will also be driven by the increased use of admixtures in all types of cement, and concrete and "the growing popularity of value-added proprietary admixture products in place of lower- cost generics."(1)

     Markets for new concrete reflect a similar trend toward high performance concerns. High performance is also required in various specialty niches, such as fast-setting products for road repairs and other commercial applications where the cost of shutdown can be very high, and impermeable products for hazardous waste disposal and radiation shielding for nuclear applications, to name a couple of examples. With increasing environmental awareness, communities are now demanding products that are safe to use and non-toxic.

     The market for concrete and masonry products has been increasing substantially in the United

--------

(1)  Freedonia Group Study reported in Construction Marketing Today, April,
     1997.

States. With the federally-funded Transportation Equity Act of the 21st Century (TEA 21) having been signed into law in 1997 an estimated $216 billion will be spent over the six year period 1998-2003 where up to $173 billion has been provided for highways and an additional $41 billion for transit projects. This bill increased the level of highway funding by over 30% when compared to the previous Federal highway bill, the Intermodal Surface Transportation Efficiency Act (ISTEA). Approximately $19.5 billion was programmed for federal highway spending under ISTEA. ISTEA was augmented by the 1995 National Highway System Act that provided for an additional $5.2 billion in funding. In addition, TEA 21 provides that the revenues generated from the 4.3 cents per gallon gas tax now be deposited into the Highway Trust Fund to be spent for the construction and rehabilitation of highways and bridges.

     The United States and Canada are not the only geographic areas engaged in significant infrastructure spending. Concrete structures -- buildings, bridges, highways, dams -- all over the world are in need of repair. Stringent government capital budgets inhibit replacement of all structures. Municipalities are continually searching for ways to extend the useful life of these structures through patching, refinishing, and protecting the existing work. The world-wide market for cement-based products to repair concrete structures is projected to be as high as $100 billion per year. The additive component of this market is conservatively estimated at more than 2% or $2 billion.(2)

     In the Spring 2000, Novex will seek to implement a marketing strategy to penetrate the market for high-performance concrete (HPC). HPC can be defined as concrete that has high compressive and flexural strengths and high resistance to chloride and water penetration. Use of HPC is increasing as federal and state agencies demand greater product life and ultimate product strength for high-end uses such as roads, bridges, dams, ports and other concrete applications that have exceptionally high load bearing requirements like building foundations, parking garages and bridge decks.

     j. A Description of Novex's Products

     As of the filing of this registration statement, the following is a list of the Por-Rok and Fiberforce products marketed by Novex:

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

--------

(2)  Based on Statistics Canada Report.

POR-ROK Concrete Patch - requires only mixing of water at jobsite, will level or smooth most concrete or masonry surfaces and can be used to repair and patch spalled concrete, cracks in masonry, broken steps and porches. Sets in 40-80 minutes and is stronger than ordinary concrete. Can be used in interior and exterior surfaces.

POR-ROK Dash Patch - powder-based product that when mixed with water bonds well to concrete, wood or plaster that is used to smooth surfaces before the placement of tile, carpeting or wood. Fills cracks, ruts and score lines, strong bond adhesion and no shrinkage.

POR-ROK Lev-L-Astic - used as an underlayment over concrete, wood, quarry tile, terrazzo, before installing asphalt or vinyl asbestos, tile, linoleum, and other types of floor surfaces. Eliminates the need for felt paper over wood surfaces, eliminates high spots on floor, improves bonding base to new tile and linoleum.

POR-ROK All Purpose Underlayment - used as an underlayment over concrete, wood, quarry tile, terrazzo, before installing asphalt or vinyl asbestos, tile, linoleum, and other types of floor surfaces. Eliminates the need for felt paper over wood surfaces, eliminates high spots on floor, improves bonding base to new tile and linoleum.

POR-ROK Adment - a proprietary, powder-based admixture that enhances the physical characteristics of cement-based products.

POR-ROK Levelon - single component, fast-cure, non-shrink, high bond repair mortar capable of achieving 3,480 psi in four hours. FC can be walked upon in a little less than one hour from installation and driven over within two hours of installation.

STA-DRI PRODUCTS (Products were acquired on August 1, 2000)

STA-DRI Waterproofing Paint (Powder form) - this product is a cement-based product that is mixed with water and can be applied to all types of interior and exterior masonry surfaces with a brush or roller to provide a waterproof surface.

STA-DRI Heavy-Duty Waterproofing Paint - this product is an oil-based redi-mixed product that can be applied with a brush or roller and required no addition of water. It can be used on interior and exterior masonry surfaces and can be tinted with different color additives.

STA-DRI Latex Waterproofing Paint - this product is a latex-based redi-mixed product that can be applied with a brush or roller and required no addition of water. It can be used on interior and exterior masonry surfaces and can be tinted with different color additives.

Sta-Dri All Purpose Sealer - Clear, colorless sealer for all masonry and wood surfaces. Can be used as a primer for most paint systems, and as a curing membrane for new concrete. The product is designed to protect surfaces against deterioration and weathering.

LINK Superbonding Agrent - Liquid bonding agent that enhances the bond of most surface applied products to masonry. Can be used as a primer for hard-to-paint surfaces and when mixed with STA-DRI Waterproofing Paint (Powder form) it enhances the adhesion of this product, al it would for most paints and coatings.

STA-DRI Concrete Patch - acrylic resin fortified material that is mixed with water and used to patch all types of concrete surfaces: sidewalks, patios, driveways and walls.

STA-DRI Waterstop - quick-setting cement product that is mixed with water and can be used to plug holes in concrete surfaces even if and will water may be trickling through. The product hardens in 3-5 minutes and can be applied under water.

STA-DRI Anchoring Cement - fast-setting expanding cement that is mixed with water and used to anchor posts, railings, mailboxes, bolts, hooks and other devises that require a strong, permanent attachment to a wall or floor surface.

FIBERFORCE PRODUCTS - All Fiberforce products are made from polypropylene and are cut into various lengths and shapes. Novex currently manufacturers three types of fibers which are categorized as monofilament, fibrillated and Fiberforce #1 each designed to reduce cracking and provide secondary reinforcement. The fiber products are packaged in 1.0, 1.5 and 2.0 lb. bags.

     k. Novex's Competitors

     The principal methods of competition in our industry are price, service and the reliability of the product as demonstrated by performance. Except for the admixture product, each of the products which Novex currently offers has been on the market for at least 10 years and in some cases over 25 years. Because the products have been used for so long, they have achieved a level of market acceptance. It is very unlikely that someone would claim that our Por-Rok or Fiberforce products don't work inasmuch as customers have been using them for years. Our prices are competitive with other like products. We do not aim to be the lowest nor the highest price on the market, but to be competitive. When it comes to competing with major manufacturers, we cannot offer the full range of products that they can. Consequently we cannot offer volume price discounts to the extent our larger competitors can. Until we expand our product line, we cannot offer the complete repair kits which some of our larger competitors can. To remain competitive in the interim, we aim to provide customers with exceptional service and very favorable pricing and payment terms with respect to the product currently in our line.

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

     As of the filing of this registration statement, Novex competes with several other companies nationwide that manufacture and distribute construction products that are substantially similar to those manufactured and distributed by Novex. Until Novex can effect its business strategy, which will eliminate some competition, at least in certain markets, Novex believes the following companies will be its primary competitors.


Brand                                                Major Competitors
-----                                                -----------------

Por-Rok                                              Conspec
Anchoring Cement                                     Tamms
                                                     Master Builders
                                                     Quikcrete
                                                     Sonneborn
                                                     Sternson
                                                     W.R. Meadows
                                                     ChemMasters
                                                     Rockite
                                                     UGL
                                                     THORO

Super Por-Rok                                        (Same as above)
Exterior Anchoring
Cement &
Sta-Dri Anchoring Cement

Por-Rok                                              (Same as above)
Aqua Plug &                                          Bondex
Sta-Dri Waterstop                                    Thoro

Por-Rok                                              (Same as above)
Concrete Patch &
Sta-Dri Concrete Patch

Por-Rok                                              Mapei
Halco Grout                                          Tamms

Por-Rok                                              Mascrete
Lev-L-Astic                                          Tamms
                                                     Dependable
                                                     Mapei
                                                     Dap

Por-Rok                                              Dependable
Dash Patch                                           Mascrete
                                                     Tamms
                                                     CGM Underlayment
                                                     Taylor Vitrex
                                                     Umasco

Por-Rok Floorcap                                     Masterbuilders
                                                     Mapei
                                                     Dayton-Richmond

Sta-Dri Waterproofing Paint (Powder)                 Thoro
                                                     UGL
                                                     Quikcrete

Sta-Dri Waterproofing Paint (Latex)                  Thoro
                                                     UGL
                                                     Quikcrete

Sta-Dri Waterproofing Paint (Oil)                    Thoro
                                                     UGL
                                                     Quikcrete

Sta-Dri Sealer                                       Thompson

Link All Purpose Sealer                              Thoro
                                                     Quikcrete

All Fiberforce  Products                             PRO Mesh
                                                     Fibermesh
                                                     Forta
                                                     Dura-Fiber
                                                     Euclid
                                                     W. R. Grace

Adment                                               W. R. Grace
                                                     Masterbuilders
                                                     Norchem

     Some of Novex's competitors may be better capitalized, better financed, more established and more experienced than Novex and may offer products at lower prices or with greater concessions than Novex. Should Novex be unable to compete effectively, Novex's results of operations and financial position would be materially and adversely affected.

     l. Seasonality

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

     m. Customer Dependence

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

     n. Raw Materials

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

     o. Intellectual Property Rights

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

     On an internal basis, any proprietary technology is maintained by the manager of research and development and Novex's senior management on a "need-to-know" basis in order to perform their jobs. By keeping all laboratory developments in close confidence Novex seeks to limit misappropriation of company secrets by employees or third parties. Previously, Novex had required that employees at the Mississauga facility dealing with the Novacrete Admixture sign confidentiality agreements. Although Novex had initially thought to require its Por-Rok employees to sign similar agreements relating to the Por-Rok products, upon reconsideration, the company has determined it will not require them to sign confidentiality agreements since these products have been manufactured for up to 40 years under previous management without confidentiality agreements in place.

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

     As part of its acquisition of certain assets owed by the Sta-Dri company, Novex acquire full legal right to the Sta-Dri tradename and trademarks and all the product tradenames that were registered under the name of the previous owner of Sta-Dri.

     p. Novex's Working Capital Requirements To Operate Its Business

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

     q. No Backlog Orders

     As of May 31, 2000, the company did not have any backlog orders.

     r. Government Contracts

     Novex does not have any material contracts with the Government or any government agency and therefore does not have any exposure to these types of agreements.

     s. Financial Information About Foreign and Domestic Operations and Export Sales.

     Although Novex manufactures some of its products through a wholly-owned operating subsidiary located in Canada it does not believe that it will be subject to any material risks attendant with it being a foreign operation. The Canadian government is stable and democratic and Novex does not foresee any changing conditions that would adversely impact Novex. (See Note 16 Segment Information of Consolidated Financial Statements).

     t. Novex's Research and Development Activities

     In each of the past three fiscal years Novex has incurred expenses relating to the research and development of its Adment product and Concrete Repair Products that were formerly marketed as Novacrete and which are now being marketed under the Por-Rok tradename. In fiscal year 1999, Novex spent approximately $30,000 on fees payable to outside independent testing laboratories that were engaged to conduct various testing procedures to improve the Novacrete products. We further incurred approximately $60,000 in expenses for personnel and laboratory equipment. In fiscal year 1998 Novex spent approximately $40,000 on fees payable to outside testing laboratories to advance testing of its Novacrete products. Other than for a brief period in 1997 in which Novex employed the services of a cement technology consultant for approximately three months, Novex did not have any technical personnel on staff from January, 1997 through February, 1998 to conduct research and development on new products. In 1996, Novex spent less than $20,000 on fees payable to outside testing laboratories to advance testing of its Novacrete products and an old formulation for a Novacrete Fast-Set product that Novex has since abandoned and replaced with a new formulation to be marketed under the name Por- Rok.

     u. Environmental Compliance

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

     v. Novex's Future Operations

     Although an integral component of Novex's business plan and future growth will be the acquisition of targeted companies and product lines in the building materials industry, Novex's operating strategy will also include the following initiatives:

          o    Consolidation of Manufacturing Operations

               With the closing of the Por-Rok transaction, Novex transferred the manufacturing of its Novacrete products from its Novex Canada operating facility to Por-Rok's 25,000 square foot facility located in Clifton, New Jersey. Por-Rok's fully-integrated manufacturing plant has the capacity to manufacture approximately 30 million lbs. of product per month on a single shift, which translates into roughly $10-12 million per annum in sales. The Mississauga facility is capable of producing 750,000 lbs. of Fiberforce products. Although, Novex has the capacity to produce this quantity of product, this does not mean that it will sell all that the company can produce. It only means that Novex would not have to make a major capital investment until it achieves approximately $16 million in sales of its Por-Rok products and about $1.5 million is sales of its Fiberforce product. Currently Por-Rok manufacturers 5.5 million lbs. of product annually, or $1.8 million in revenues per annum and Fiberforce manufactures approximately 325,000 lbs. of product annually, or approximately $485,000 in revenues per annum.

               By shifting the Novacrete product manufacturing to the Por-Rok facility, Novex will have adequate space in its Novex Canada facility to inventory Por-Rok and Fiberforce products for distribution throughout eastern Canada. The Por-Rok facility will also be used to warehouse Fiberforce fiber inventory that will be distributed in the United States. This arrangement will enable both facilities to serve as distribution centers for all Novex products and will allow for each facility and its personnel to specialize in the manufacturing of select products.

               In addition, during the month of August, 2000 Novex merged into the Por-Rok facility the Sta-Dri manufacturing operation. Novex purchased limited manufacturing equipment and already had the capacity to manufacture Sta-Dri products at its Por-Rok facility. All Sta-Dri products are now manufactured, shipped and invoiced from its Por-Rok facility.


          o    Novex's Plan to Increase Sales

               Novex will seek to expand its sales and its customer base through a number of initiatives each of which is discussed in detail in this section.

               Systems Approach to Selling Building Materials

                    In 1998, Novex conducted extensive "hands-on" market
               research which has become the underlying basis for Novex's "systems approach" to marketing building materials. This research revealed that the usual concrete repair project, such as the repair of a worn floor of a large industrial plant, could require the use of several products including a surface bonding agent, a durable concrete repair product, a floor hardener or smoother topping product, and possibly a cure or sealing product to further protect the installation from damage from water and chemicals. Through its research, Novex learned that end-users prefer to use products that are compatible with one another and that are backed by the warranty of one manufacturer. As a result, they look to purchase complete repair "kits" from one manufacturer rather than to purchase isolated products from various manufacturers. To accommodate end-users who desire to purchase products in this manner, distributors of building materials prefer to stock the products of manufacturers that produce a full line of products that can be used together.

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

                    The existing line of Por-Rok products is sufficient to
               implement the One Label, One Store program since most retail customers, i.e. the "do-it-yourself" customers, do not typically have the need, experience or skill to work with the more sophisticated construction products required by professional contractors. The Por-Rok product line currently consists of six products, including a relatively new product called Levelon, that can be used for most home repairs and maintenance including indoor floor and wall repair as well as for outside uses such as repair of concrete sidewalks, driveways, patios and to install poles and railings.

                    Before the One Store, One Label program can be offered to
               distributors of building materials, however, the product line will need to include a line of curing and sealing products, epoxy-based products, cement-based and latex waterproofing products and some additional flooring products. It is Novex's intention to add these products to its line by way of acquisition. Assuming an acquisition could be completed before the end of its fiscal year, this program could be implemented on the distribution side by the end of this calendar year. If we are unable to add the desired products to our line by way of acquisition, our ability to implement the one store, one label program could be delayed for a period of up to two years.

                    Both retail and distributor programs will require additional marketing material such as direct mailers and promotional materials that can be delivered with the products or by sales representatives. The costs associated with producing these materials is estimated to be $25,000-$30,000. We are unable to quantify the cost of acquiring companies with complementary products since this would depend upon a multitude of factors including the types of products they offer, their revenues, market share and distribution channels, and the size of their facilities, to name a few. For the immediate future, we would expect to finance any such transaction through outside financing rather than working capital. At present we do not have any financing in place nor would we seek any financing until an agreement had been reached with a potential target.

               Improve Por-Rok's Sales Organization

                    Por-Rok currently markets its products by using the services of 25 manufacturing representatives. There are no full-time sales personnel to coordinate the sales and marketing function. Novex plans to dedicate one full-time salesperson to work with the 25 manufacturer's representatives to adequately train them on the Fiberforce and Por-Rok product lines, along with other products that Novex plans to acquire and develop internally. This salesperson will also make personal calls to each Por-Rok customer to promote the One Label, One Store program. In addition, the local manufacturer's representative will be responsible for obtaining new accounts in his territory, increasing sales of products to existing accounts in his territory and monitoring the sales activity of the Por-Rok and Fiberforce distribution outlets in his territory.

                    In addition, Novex plans to hire a full-time salesperson in
               Canada and engage the services of one or two more manufacturing representatives to cover Eastern Canada. Novex currently uses a manufacturers' representative located in the Province of Alberta to cover principally the Alberta area as well as other locations in the western provinces of Canada.

               Performance Based Compensation

                    Novex has increased the performance-based compensation of
               the 25 manufacturers' representative organizations that it acquired with Por-Rok. By increasing the actual percentage of sales that will be paid to sales personnel as commissions and by offering them the opportunity to participate in other performance-based compensation,

               Novex believes it will be offering the incentives needed to motivate its sales force and reduce attrition by developing long-term relationships with these individuals.

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

               New Retail Channels

                    As part of Novex's efforts to expand sales of products in
               all possible distribution channels, Novex will work aggressively to expand Por-Rok's existing retail base by offering promotional discounts to other regional hardware outlets and purchasing cooperatives along with "big-box" stores like The Home Depot and Lowe's.

               Advertising

                    Novex intends to present to the construction industry and
               the consumer an ongoing marketing campaign. To achieve this, Novex will establish and maintain an advertising and marketing budget. The budget will be used primarily to participate in trade shows and trade journal advertising. Where possible, Novex will participate in cooperative advertising. Novex is also creating promotional materials and has formulated marketing plans to increase sales by Novex and other representatives throughout the U.S. and Canada.

               Future Acquisitions

                    Novex is currently considering the acquisition of companies that would expand its product line into specialized flooring and concrete repair products, cures and seals, moisture protection products, specialized industrial grouts, bonding agents, and other accessory products.

         w.    Number of Employees


     As of May 31, 2000, Novex, on a consolidated basis, employed fifteen (15) full-time employees. Of the 15 employees, eleven are located in Novex's principal executive offices and manufacturing facility in Clifton, New Jersey, and four are located at Novex's operating subsidiary, Novex Canada. Of the 15 employees, five persons are in management positions, nine persons are in plant operations and two persons occupies an administrative assistant position. With the Por-Rok acquisition, Novex now has a collective bargaining agreement with the plant personnel in Clifton. Novex has not experienced any work stoppages as a result of labor disputes and considers its employee relations to be good.

Item 2. Properties.

     In November, 1999 Novex's principal executive offices were moved from 67 Wall Street, Suite 2001, New York, New York 10005, 212-825-9292 to 16 Cherry Street, Clifton, New Jersey 07014 973- 777-2307, which is the location of the offices and manufacturing operation that Novex acquired from The Sherwin-Williams Company in August 1999. Upon closing that transaction, Novex became the owner of all the real property, buildings and personal property located at 16 Cherry Street, Clifton, New Jersey. The real property consists of a 1.58 acre tract of commercially-zoned land with three separate buildings. The main building is 15,000 square feet, of which 3,000 square feet is dedicated to office space and a reception area and the remaining 12,000 square feet is allocated to the manufacturing of Por- Rok products and the warehousing of certain raw materials. The other two buildings at the Por-Rok facility are approximately 5,000 square feet each and are used for warehousing supplies, raw materials and finished goods. In addition, there is another 10,000 square feet of undeveloped land that could be used to expand the manufacturing and warehousing capacity of this facility. This operating plant currently runs at approximately 25% of its capacity on a two shift level.

     The subletting agreement that Novex had entered into with Dowe, Capetanakis & Preite which is the primary tenant of Novex's former office on Wall Street, will end in February, 2000. Janet L. Dowe, the spouse of Daniel W. Dowe is a partner of the law firm Dowe, Capetanakis & Preite. Mr. Dowe has no affiliation with the firm. Total monthly payments under the lease agreement are approximately $3,500 subject to adjustment for office supplies and services. Management of Novex believes that the rent paid by it under this lease agreement is less than the fair market value of similar office space in the surrounding area.

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

     Management believes that the facilities used by it in the operation of its business are adequately covered by insurance and are suitable and adequate for their respective purposes.

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


Item 4. Submission of Matters to a Vote of Security Holders

     During the fiscal year ended May 31, 2000, there were no proposals submitted to a vote of the shareholders. The company intends to call a shareholders meeting at the beginning of the calendar year.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Novex's common stock, $.001 par value, is traded on the Over-the-Counter ("OTC") Bulletin Board operated by the National Association of Securities Dealers under the ticker symbol "HARD". The table below presents the high and low closing bid prices for each of the first two quarters of the fiscal year ending May 31, 2000 the four quarters in the fiscal year ending May 31, 1999 and May 31, 1998, respectively. The quotations reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. Novex's common stock became actively traded in July, 1995. On January 28, 2000, the closing bid price was $.18. Novex has paid no cash dividends in the fiscal year ended May 31, 1999 and does not expect to change its dividend policy in the foreseeable future.

                     Quarterly Common Stock Bid Price Ranges

   Quarter            High             Low               Last Day of Quarter
   -------            ----             ---               -------------------
   1st                $.32             $.31              August 31, 1999
   2nd                $.19             $.17              November 30, 1999
   3rd                $.25             $.15              February 28, 2000
   4th                $.28             $.14              May 31, 2000

   Quarter            High             Low               Last Day of Quarter
   -------            ----             ---               -------------------
   1st                $.50             $.27              August 31, 1998
   2nd                $.36             $.19              November 30, 1998
   3rd                $.20             $.13              February 28, 1999
   4th                $.38             $.13              May 31, 1999


     Novex may, but has not, entered into any agreements with market makers to make a market in Novex's common stock. In addition, any market making activity would be subject to the limits imposed by the Securities Act, and the Securities Exchange Act of 1934, as amended. For example, federal regulations under the Exchange Act regulate the trading of so-called "penny stocks" (the "Penny Stock Rules"), which are generally defined as any security not listed on a national securities exchange or NASDAQ, priced at less than $5.00 per share, and offered by an issuer with limited net tangible assets and revenues. In addition, equity securities listed on NASDAQ that are priced at less than $5.00 per share are deemed penny stocks for the limited purpose of Section 15(b)(6) of the Exchange Act. Therefore, during the time which the common stock is quoted on the NASDAQ OTC Bulletin Board at a price below $5.00 per share, trading of the common stock will be subject to the full range of the Penny Stock Rules. Under these rules, broker dealers must take certain steps before selling a "penny stock," which steps include: (i) obtaining financial and investment information from the investor; (ii) obtaining a written suitability questionnaire and purchase agreement signed by the investor; and (iii) providing the investor a written identification of the shares being offered and in what quantity. If the Penny Stock Rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. Given the application of the comprehensive Penny Stock Rules it may be more difficult for broker-dealers to sell the common stock.

     Accordingly, no assurance can be given that an active market will always be available for the Common stock, or as to the liquidity of the trading market for the Common stock. If a trading market is not maintained, holders of the Common stock may experience difficulty in reselling them or may be unable to resell them at all. In addition, there is no assurance that the price of the Common stock in the market will be equal to or greater than the offering price when a particular offer of securities is made by or on behalf of a Selling Securityholder, whether or not Novex employs market makers to make a market in Novex's stock.

Item 6.           Selected Financial Data

     The following selected historical consolidated statement of operations for the three years ended May 31, 2000, 1999 and 1998 and balance sheet as of May 31, 2000 and 1999 have been derived from the consolidated financial statements of Novex that are included elsewhere in this Form 10-K and that have been audited by Feldman Sherb & Co., P.C. whose reports with respect to the consolidated financial statements are also included elsewhere in this Prospectus. This information should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements appearing elsewhere in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                                                   Years Ended May 31
                                                     -----------------------------------------------
                                                         1998             1999              2000
                                                     ------------     ------------      ------------

STATEMENT OF OPERATIONS
    DATA:
Net Sales ......................................     $     9,073      $   321,311       $ 1,862,083
Gross Profit ...................................           5,444          208,006           708,923
Net Loss .......................................      (1,112,594)      (1,392,340)       (1,217,656)

Net Loss  Per Common Share .....................     $      (.10)     $      (.10)      $      (.06)

BALANCE SHEET DATA:
Working Capital Deficiency .....................     $  (518,925)     $  (554,077)      $(2,972,578)
Goodwill, net ..................................             -0-          316,300           826,465
Total Assets ...................................         318,540          656,058       $ 3,188,424
Long Term Debt .................................             -0-          772,582              --
Stockholders' Deficiency .......................        (401,045)        (923,386)         (735,327)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year ended May 31, 2000 (Fiscal 2000) as compared to May 31, 1999 (Fiscal 1999)

     While net sales for the year ending May 31, 2000 was $1,862,083 net sales for the same period ended May 31, 1999, were $321,311. The increase in sales was attributable principally to the Company's acquisition of the Allied Composition/Por-Rok business unit from The Sherwin-Williams Company ("Por-Rok Unit") on August 13, 1999.

     Novex only achieved a gross margin of 38% for the year ending May 31, 2000. The decrease in gross margin during this period was attributable to two factors. The first factor being that for the year ended May 31 1999, the Novex's revenues were primarily derived from the sale of its Fiberforce products which have considerably higher gross margins whereas for the year ended May 31, 2000, Novex generated a much higher volume of sales of its Por-Rok product line which has a lower gross margin than the Fiberforce products. Secondly, Novex made a substantial sale of its Fiberforce product at wholesale prices to a reseller of fiber. This also contributed to the lower margin. Management does not expect any further decline in the gross margin. Rather it expects the gross margin to reach a higher level with sales volume increases which will reduce the percentage of fixed factory overhead as a percentage of total net sales. . Any further change in the gross margin will result directly from changes in product sales mix and sales volume.

     For the year ending May 31, 2000, the Company generated a loss from operations of $895,839. The Company also incurred approximately $270,000 in outgoing freight expenses which the Company will pass on to its customers through a new pricing and shipping policy that became effective on June 1, 2000. Although the new pricing and shipping policy was mailed to all Por-Rok customers in March, its implementation was delayed until June to accommodate major customers who wanted 90 days to implement the new policy within their own organizations. Also, in this period, the Company incurred non-cash charges for depreciation and amortization (including amortization of debt discount) of $163,760 and incurred non-recurring charges of approximately $20,000 relating to the service agreement it entered into with Sherwin-Williams which terminated on February 29, 2000 . In addition, as part of its acquisition of the Por-Rok business, Novex was required to register the stock issued to Sherwin-Williams which cost approximately $100,000 in auditing, legal internal accounting charges to complete the work. The net effect of the non-cash accounting charges, non-recurring costs and the freight expenses, would have resulted in the Company posting a net operating loss of $342,079 before expenses for interest which for the year totaled $261,480 and foreign currency loss of $41,487 which reflects the difference in currency exchanges between the United States and Canada for funds transferred by the Company to Novex, Ltd. for operating expenses.

     For the year ended May 31, 2000, the Company's overall operating results do not reflect a normalized operation on a consolidated basis due to the seasonal slowdown at Novex, Ltd. in this period. In addition, these results reflect only nine and one-half months of the Por-Rok operation which was acquired on August 13, 1999.

     As of May 31, 2000, the Company had $951,173 in current assets, which consisted principally of accounts receivable of $553,270 and inventory of $389,578. The Company's net property, plant and equipment totaled $1,399,341 and goodwill of $826,465 which is attributable to the two acquisitions that the Company completed in 1998 and 1999. All of the Company's asset categories increased substantially when compared to its year ending balance sheet dated May 31, 1999 due to the integration of the assets it acquired in August 1999 as part of the Por-Rok transaction.

Year ended May 31, 1999 (Fiscal 1999) as compared to May 31, 1998 (Fiscal 1998)

     The fiscal year ending May 31, 1999 was the first year in which Novex was not in the development stage for the entire year. In this period, Novex made its first acquisition by purchasing, ARM PRO, Inc. on September 16, 1998, and it signed another contract to purchase Por-Rok. That transaction closed on August 13, 1999, after Novex's fiscal year ending May 31, 2000. In fiscal 1999, Novex generated $321,311 in net sales, which excludes sales of Novex's line of Fiberforce concrete reinforcing fibers that it acquired from ARM PRO, for the period from June 1, 1998 to September 16, 1998, which is the strongest period for fiber sales. Novex generated a loss from operations of $1,181,253 of which $122,315 was attributable to non-cash imputed stock compensation.

     As the operating analysis indicates Novex has formally emerged from the development stage, but was still required to rely on funds from external sources to cover a cash shortfall from its operations.

When we acquired ARM PRO, we acquired its bank accounts which had a balance of $158,000 at closing. This cash, along with the $190,000 balance from the $800,000 note that was sold by Novex to purchase ARM PRO, Inc. was used to fund Novex's operations. To cut costs four administrative and sales positions were eliminated and Novex relocated ARM PRO's operations by merging it into its facility in Mississauga, Ontario. The increase in general and administrative costs of approximately $400,000 is primarily due to the ARM PRO acquisition.

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

Liquidity and Financial Resources

     As of May 31, 2000, the Company had $3,923,751 in current liabilities, which includes a seller's note for $1,281,351 that was issued to The Sherwin-Williams Company upon the acquisition of the Por- Rok Unit ("Sherwin-Williams Note"). On August 7, 2000, the Sherwin-Williams Note, including all outstanding interest, was converted into 1,390,388 share of preferred stock. The Company also had $701,310 outstanding on its secured revolving line of credit with Dime Commercial Corp. which is used to fund the Company's operations. It had accounts payable of $615,965, accrued expenses included interest totalling $155,933 and a cash overdraft of $40,297. The shareholder's loan of $71,488, net of a debt discount of $3,750, includes $35,925 that was made to Novex by its current President, Daniel W. Dowe, in June and July, 1999 to assist Novex with its operating cash flow needs before we acquired the Por-Rok Unit and opened the line of credit with Dime Commercial Corp. Mr. Dowe has entered into an agreement with Novex's board of directors to have the loan repaid without interest. There is no agreement between Novex's board of directors and Mr. Dowe to repay the loan on a specified date. However, if Novex has adequate cash on hand after it finances another acquisition, or if it becomes profitable Novex and Mr. Dowe will agree to a mutually acceptable payment plan. At the present time, Mr. Dowe has agreed to allow Novex time to repay the loan with no set conditions for repayment.

     The current portion of the long-term debt consists of a three year term loan and put warrant totalling $864,223 that was made by Dime Commercial Corp. to enable the Company to acquire the Por-Rok Unit. The remaining portion of the purchase price for the Por-Rok Unit was paid with the Sherwin-Williams Note. The $68,184 obligation listed as "Due to Factor" is the value of an equipment loan made to Novex, Ltd. denominated in United States dollars.

     The Dime Note is secured by all the assets that are located at the Por-Rok operation at 16 Cherry Street, Clifton, New Jersey. These assets include the land (1.58 acres), the main manufacturing building and the two warehouses, including all the equipment in these buildings and all trademarks owned by Novex. In addition, the revolving line of credit that Novex has with Dime is secured by the accounts receivable generated at the Por-Rok unit and all inventory. Since all the assets at the Por-Rok operation are secured by the Dime Note, there are no other assets that can be used to secure new financing if it were needed.

As of May 31, 2000, the Company was not in compliance with several of the financial covenants. On September 1, 2000, the commercial bank notified the company that the company is in default on its financing arrangement and demanded payment of the line of credit and the Dime note payable. While such notification was given under the company's agreement with the bank, management views it as technical in nature. The bank continues to work with the company to continue financing its operations and has given the company some additional flexibility with respect to the line of credit. Since September 1, 2000, the company has cured a number of the defaults by becoming current in its reporting obligations under its agreement with the bank and, following the filing of this Form 10-K, the company intends to bring in equity financing to meet its final obligation under the default notice. Once the equity condition is met, the company fully anticipates that the default notice will be retracted and that the company will continue to work with the bank.

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

     In addition, Montcap Financial Corporation, loaned Novex Canada $70,000 that is secured by equipment at the Mississauga location, and Mr. Friedenberg loaned Novex a total of $145,000 in notes to assist with cashflow shortfalls during the summer of 1998 before Novex acquired ARM PRO and received a bridge loan of $250,000 during February 1999. (See Notes 7 and 12(a) and (c) to Consolidated Financial Statements)

     For the year ended May 31, 2000, Novex has been able to increase sales volume while selling, general and administrative expenses have remained relatively constant when compared to year ended May 31, 1999. The increase in sales has resulted in higher levels of accounts receivable and inventory as well as accounts payable and accrued expenses. In addition, the acquisition of Por-Rok has increased the amount of debt, which has resulted in higher amounts of interest payments that Novex needs to fund from operations. Therefore, while there has been a decline in negative cash flows from operations from $974,220 for the year ended May 31, 1999 to $752,930 for the year ended May 31, 2000, Novex still has generated negative cash flows from operations. Thus, while future operating cash inflows should continue to increase, unless Novex's sales volume increases, the company will not have sufficient cash flow to cover its operating, investing and debt payment requirements. Therefore, Novex has developed plans to improve profitability and cash flows and to raising capital, if necessary.

     To improve Novex's profitability, management is undertaking a number of initiatives to increase sales and reduce expenses. For example, Novex has issued a new price list and freight policy that became effective June 1, 2000. The new price list will improve Novex's margins on sales of its Por-Rok products and the new freight policy will pass all outgoing freight charges to the customers. Novex will also begin marketing some of its former Novacrete products under the Por-Rok brandname to existing Por-Rok customers. In addition, management is aggressively pursuing sales of the Por-Rok products to large home center stores and major cooperative retailers of building materials.

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

     If these efforts do not generate additional sales to enable Novex to meet all of its operating and financing expense requirements, it would then seek additional financing from third-party sources. Although the Novex's assets are fully secured by loans outstanding to Dime Commercial Corp. and Montcap Financial Corp., Novex would seek to raise additional capital through the sales of unsecured debt securities, unsecured debt combined with equity securities or preferred and common stock. It is likely, however, that any unsecured debt financing would carry a higher interest rate than secured financing or that any equity financing might be on terms which are not favorable to Novex and which are dilutive to existing shareholders.

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

Item 8. Financial Statements and Supplementary Data

                                                                         Page

Index to Consolidated Financial Statements                                F-1

Independent Auditors' Report                                              F-2

Financial Statements:

Consolidated Balance Sheets as of May 31, 2000 and 1999                   F-3

Consolidated Statements of Operations for the years ended
May 31, 2000, 1999 and 1998                                               F-4

Consolidated Statements of Changes in Shareholders'
Deficiency for the years ended May 31, 2000, 1999 and 1998                F-5

Consolidated Statements of Cash Flows for years ended May 31,
2000, 1999 and 1998                                                       F-6

Notes to Consolidated Financial Statements                                F-7-27

Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts                           F-28

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 2000, 1999 AND 1998


                                                                          Page
                                                                          ----

Independent Auditors' Report                                              F-2

Consolidated Balance Sheets
   as of May 31, 2000 and 1999                                            F-3

Consolidated Statements of Operations
   for the years ended  May 31, 2000, 1999 and  1998                      F-4

Consolidated Statements of Changes in Shareholders' Deficiency
   for the years ended May 31, 2000, 1999, and 1998                       F-5

Consolidated Statements of Cash Flows
   for the years ended May 31, 2000, 1999 and 1998                        F-6

Notes to Consolidated Financial Statements                                F-7-27


Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts                           F-28

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
Novex Systems International, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Novex Systems International, Inc. and Subsidiary (Formerly Stratford Acquisition Corp. and Subsidiary) as of May 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the years ended May 31, 2000, 1999, and 1998. We have also audited the financial statement schedule on page F-28. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novex Systems International, Inc. and Subsidiary (Formerly Stratford Acquisition Corp. and Subsidiary) as of May 31, 2000 and 1999 and the consolidated results of its operations, changes in shareholders' deficiency and cash flows for the years ended May 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(a) to the consolidated financial statements, the Company has incurred a net loss of $1,217,656 during the year ended May 31, 2000, and, as of that date had a working capital deficiency of $2,201,021 and a shareholders' deficiency of $735,327. As more fully described in Notes 11 and 12 (d) to the consolidated financial statements, the Company is not in compliance with several of the financial covenants with a bank, and is in arrears on accounts with certain vendor creditors. The Company's business plan for year ended May 31, 2001, which is described in Note 2 (a) to the financial statements, contemplates obtaining additional working capital, and the refinancing or restructuring of its debt. The Company's ability to achieve the foregoing elements of its business plan, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/ Feldman Sherb & Co., P.C.
                                                 Feldman Sherb & Co., P.C.
                                                 Certified Public Accountants

New York, New York
September 26, 2000

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                                  May 31,
                                                                       ------------------------------
                                                                           2000               1999
                                                                       -----------        -----------
CURRENT ASSETS:
      Cash and cash equivalents                                        $       285        $     1,788
      Accounts receivable, net of allowance for doubtful
          accounts of $14,660 in 2000 and $890 in 1999                     553,270             20,690
      Inventories                                                          389,578            221,707
      Prepaid expenses and other current assets                              8,040              8,600
                                                                       -----------        -----------

          Total Current Assets                                             951,173            252,785

PROPERTY AND EQUIPMENT, net of
      accumulated depreciation and amortization                          1,399,341             80,914

GOODWILL, net of accumulated amortization                                  826,465            316,300

OTHER ASSETS                                                                11,445              6,059
                                                                       -----------        -----------

                                                                       $ 3,188,424        $   656,058
                                                                       ===========        ===========


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

      Cash overdraft                                                   $    40,297        $      --
      Current portion of long term debt                                    989,223            393,548
      Due to factor                                                         68,184             56,700
      Note payable                                                       1,281,351               --
      Bank line of credit                                                  701,310               --
      Accounts payable                                                     615,965            241,424
      Loans payable -  shareholder                                          71,488               --
      Accrued interest                                                     105,155             63,729
      Accrued expenses and other current liabilities                        50,778             51,461
                                                                       -----------        -----------

          Total Current Liabilities                                      3,923,751            806,862
                                                                       -----------        -----------

COMMITMENTS AND CONTINGENCIES

LONG TERM DEBT, net of current portion                                        --              772,582

SHAREHOLDERS' DEFICIENCY:
      Common stock -  $0.001 par value
          50,000,000 shares authorized,
          22,143,988 and 15,250,771 shares
          issued and outstanding, respectively                              22,144             15,251
      Additional paid-in capital                                         5,807,575          4,408,753
      Accumulated deficit                                               (6,565,046)        (5,347,390)
                                                                       -----------        -----------

          Total shareholders' deficiency                                  (735,327)          (923,386)
                                                                       -----------        -----------

                                                                       $ 3,188,424        $   656,058
                                                                       ===========        ===========


                 See notes to consolidated financial statements

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                             Year Ended May 31,
                                                                         ----------------------------------------------------------
                                                                             2000                   1999                    1998
                                                                         ------------           ------------           ------------
NET SALES                                                                $  1,862,083           $    321,311           $      9,073
COST OF GOOD SOLD                                                           1,153,160                113,305                  5,444
                                                                         ------------           ------------           ------------
GROSS PROFIT                                                                  708,923                208,006                  3,629

SELLING, GENERAL AND ADMINISTRATIVE                                         1,604,762              1,389,259                999,282
                                                                         ------------           ------------           ------------

LOSS FROM OPERATIONS                                                         (895,839)            (1,181,253)              (995,653)
                                                                         ------------           ------------           ------------

OTHER INCOME (EXPENSES):
      Interest income                                                            --                      335                    409
      Interest expense                                                       (261,480)               (97,905)               (17,548)
      Amortization of debt discount                                           (34,583)              (146,674)               (84,535)
      Gain on change in valuation of warrant                                   15,733                   --                     --
      Foreign currency gain (loss)                                            (41,487)                33,157                (15,267)
                                                                         ------------           ------------           ------------
          OTHER EXPENSES, net                                                (321,817)              (211,087)              (116,941)
                                                                         ------------           ------------           ------------

NET LOSS                                                                 $ (1,217,656)          $ (1,392,340)          $ (1,112,594)
                                                                         ============           ============           ============

NET LOSS PER COMMON SHARE, basic and diluted                             $      (0.06)          $      (0.10)          $      (0.10)
                                                                         ============           ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING, basic and diluted                                19,516,019             13,720,171             11,472,508
                                                                         ============           ============           ============

                 See notes to consolidated financial statements

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY

                                                               Common Stock             Additional
                                                        ---------------------------       Paid-in       Accumulated
                                                           Shares          Amount         Capital         Deficit          Total
                                                        -----------     -----------     -----------     -----------     -----------
BALANCE, May 31, 1997                                    10,113,381          10,114       2,623,657      (2,842,456)       (208,685)

Sale of common stock                                        720,750             721         258,521            --           259,242
Issuance of common stock
    for services                                            295,000             295          47,505            --            47,800
Issuance of common stock
    for debt                                                988,824             989         325,533            --           326,522
Issuance of common stock
    for compensation                                        331,441             331          98,119            --            98,450
Redemption of common stock                                 (483,750)           (484)            484            --              --
Value of warrants issued with debt                             --              --           154,065            --           154,065
Value of warrants and options issued
    for services                                               --              --            34,155            --            34,155
Net loss                                                       --              --              --        (1,112,594)     (1,112,594)
                                                        -----------     -----------     -----------     -----------     -----------
BALANCE, May 31, 1998                                    11,965,646          11,966       3,542,039      (3,955,050)       (401,045)

Sale of common stock                                        300,000             300          97,700            --            98,000
Issuance of common stock
    for services                                            179,164             179          48,437            --            48,616
Issuance of common stock
    for debt                                              2,730,737           2,731         562,444            --           565,175
Issuance of common stock
    for compensation                                        195,224             195          66,555            --            66,750
Redemption of common stock                                 (120,000)           (120)            120            --              --
Value of options issued for services                           --              --             6,949            --             6,949
Value of warrants issued with debt                             --              --           106,014            --           106,014
Cancellation of options issued for services                    --              --           (21,505)           --           (21,505)
Net loss                                                       --              --              --        (1,392,340)     (1,392,340)
                                                        -----------     -----------     -----------     -----------     -----------
BALANCE, May 31, 1999                                    15,250,771     $    15,251     $ 4,408,753     $(5,347,390)    $  (923,386)

Issuance of common stock
    in connection with acquisition                        1,000,000           1,000         259,000            --           260,000
Issuance of common stock
    for services                                            150,000             150          23,280                          23,430
Issuance of common stock
    for debt                                              5,647,493           5,648       1,028,102            --         1,033,750
Issuance of common stock for cash                            40,000              40           9,960                          10,000
Issuance of common stock
    for compensation                                         99,474              99          22,401            --            22,500
Redemption of common stock                                  (43,750)            (44)             44            --              --
Value of options issued for services                           --              --            56,035                          56,035
Net loss                                                       --              --              --        (1,217,656)     (1,217,656)
                                                        -----------     -----------     -----------     -----------     -----------
BALANCE, May 31, 2000                                    22,143,988     $    22,144     $ 5,807,575     $(6,565,046)    $  (735,327)
                                                        ===========     ===========     ===========     ===========     ===========

                 See notes to consolidated financial statements.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Year Ended May 31,
                                                                                        -------------------------------------------
                                                                                            2000            1999            1998
                                                                                        -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                          $(1,217,656)    $(1,392,340)    $(1,112,594)
      Adjustments to reconcile net loss to net cash
          used in operating activities:
               Depreciation and amortization                                                134,577          55,184          13,805
               Common stock and options issued for payment
                   of services and compensation                                              45,930         122,315         146,250
               Common stock issued for payment of interest expense                           15,175          11,522
               Options issued as payment for services                                        56,035            --            34,155
               Cancellation of options for services                                            --           (21,505)           --
               Amortization of debt discount                                                 34,583         146,674          84,535
      Changes in assets and liabilities, net of the effect from acquisition:
               Accounts receivables                                                        (338,566)        (11,440)         (9,250)
               Inventory                                                                     57,790         (99,573)         21,179
               Other receivables                                                               --            17,367          23,212
               Prepaid and other current assets                                                 560          (5,799)         (2,801)
               Other assets                                                                  (5,386)          5,223          (1,147)
               Accounts payable                                                             374,541         156,456          26,404
               Accrued interest                                                             105,345          46,214           5,868
               Accrued expenses and other current liabilities                                  (683)         (8,171)         16,625
                                                                                        -----------     -----------     -----------
NET CASH USED IN OPERATING ACTIVITIES                                                      (752,930)       (974,220)       (742,237)
                                                                                        -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisition of property and equipment                                             (20,412)        (15,564)       (118,246)
          Sale (purchase) of marketable securities                                             --              --            13,250
          Acquisition of business, net of cash acquired                                    (800,000)       (330,236)           --
                                                                                        -----------     -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                                                      (820,412)       (345,800)       (104,996)
                                                                                        -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Cash overdraft                                                                     40,297            --              --
          Due to factor                                                                      11,484          56,700            --
          Advance from shareholders                                                          74,925         (37,000)         37,000
          Proceeds from bank line of credit                                                 701,310            --              --
          Proceeds from debt financing                                                         --         1,155,000         480,470
          Repayment of note payable                                                        (125,000)           --              --
          Proceeds from issuance of debt with warrants                                      858,823            --            69,530
          Proceeds from issuance of debt without warrants                                      --              --            40,000
          Proceeds from the sale of common stock
               and exercise of options                                                       10,000          98,000         259,243
                                                                                        -----------     -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 1,571,839       1,272,700         886,243
                                                                                        -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                                       (1,503)        (47,320)         39,010
CASH AND CASH EQUIVALENTS AT
      BEGINNING OF YEAR                                                                       1,788          49,108          10,098
                                                                                        -----------     -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                $       285     $     1,788     $    49,108
                                                                                        ===========     ===========     ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
          Cash paid during the period for:
                   Interest                                                             $    71,324     $    36,513     $       691
                                                                                        ===========     ===========     ===========
                   Income taxes                                                         $      --       $       689     $       689
                                                                                        ===========     ===========     ===========
          Non-cash financing and investing activities:
                   Conversion of debt to equity                                         $ 1,033,750     $   565,175     $   326,522
                                                                                        ===========     ===========     ===========
                   Common stock issued for assets acquired                              $   260,000     $      --       $      --
                                                                                        ===========     ===========     ===========
          Note payable issued for assets acquired                                       $ 1,281,351     $      --       $      --
                                                                                        ===========     ===========     ===========

                 See notes to consolidated financial statements.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 2000, 1999 AND 1998


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

     In September 1998, Novex Canada acquired all the issued and outstanding common stock of Arm Pro Inc., located in Teeswater, Ontario. Arm Pro manufactured and marketed polypropylene fibers, which are blended into cementitious products to provide secondary reinforcement and to reduce cracking.

     In December 1998, Arm Pro was merged into Novex Canada, the surviving corporation. During fiscal 1998, the Company was a development stage enterprise, in fiscal 1999 Novex and Novex Canada emerged from the development stage.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 2000, 1999 AND 1998


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $1,217,656, $1,392,340 and $1,112,594 for the years ended May 31, 2000, 1999, and
          1998, respectively. Additionally, the Company had approximately a net working capital deficiency of $2,972,578, an accumulated deficit of $6,565,046 at May 31, 2000 and negative cash flow from operations for the years ended December 31, 2000, 1999, and 1998, of approximately $753,000, $974,000 and $742,000, respectively. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management expects to incur additional losses for the foreseeable future and recognizes the need to raise capital to achieve their business plans. In August 2000, the Company converted $1,281,351 of notes payable into cumulative 10% series A convertible redeemable preferred stock (see Note 19(b)). The Company plans to raise additional capital through various methods including the private placements of securities, and the issuance of debt. Further, the Company plans to enhance its existing product line and is developing new marketing strategies. In addition, the Company will search for potential strategic acquisitions that will complement the Company's existing products and that are synergistic with its future growth prospects. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

     b. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its Subsidiary (hereinafter referred to as the "Companies"). All material intercompany transactions and balances have been eliminated.

     c. Cash and Cash Equivalents - The Companies maintain funds in both US and Canadian financial institutions. The Company considers highly liquid investments with maturities of three months or less to be cash and cash equivalents.

     d. Income Taxes - The Companies utilizes the asset and liability method of accounting for income taxes as set forth in FASB Statement No.109, "Accounting for Income Taxes". Under the asset and liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998


     e. Property and Equipment - Property and equipment are recorded at cost. Depreciation is provided on the straight-line method based upon the estimated useful lives of the respective assets. Property and equipment are being depreciated over a period of five years. Maintenance, repairs and minor renewals are charged to operations as incurred, whereas the cost of significant betterments is capitalized. Upon the sale or retirement of property and equipment, the related costs and accumulated depreciation are eliminated from the accounts and gains or losses are reflected in operations.

     f. Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

     g. Fair Value of Financial Instruments - The carrying value of cash and cash equivalents, accounts receivable, other receivables, due to factor, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of long-term debt were also estimated to approximate fair value.

     h. Loss Per Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the years ended May 31, 2000, 1999 and 1998, diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive.

     i. Foreign Currency Translation - The Subsidiary functional currency is the US dollar and therefore translates the nonmonetary assets and liabilities at the historical exchange rates, while monetary assets and liabilities are translated at the current exchange rates in effect at the balance sheet date. Sales and expenses are translated at the weighted average exchange for the year. Accordingly, all gains and losses arising from foreign currency translation have been recorded in the accompanying consolidated statements of operations.

     j. Stock Options -The Company accounts for all transactions under which employees, officers and directors receive shares of stock in the Company in accordance with the provisions of Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company adopted the pro forma disclosure requirements of SFAS 123. Accordingly, no compensation has been recognized in the results of operations for the employees, officers and directors stock option plan other than for options issued to non-employees for consulting services.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998


     k. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     l. Reclassification - Certain reclassifications have been made to the 1998 consolidated financial statements in order to conform with the 1999 presentation.

     m. Impairment of Long-Lived Assets - The Company reviews long-lived assets, certain identifiable assets and goodwill related to those assets on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At May 31, 1999, the Company does not believe that any impairment has occurred.

     n. Revenue Recognition - Revenue is recognized when the product is shipped to the customer. Allowances for estimated bad debts, sales returns and allowances are provided when sales are recorded.

     o. Advertising Costs - All advertising costs, excluding cooperative advertising programs, are expensed as incurred or the first time the advertisement takes place. Novex establishes an allowance for cooperative advertising costs at the time the related sale is recognized. Advertising expense charge to operations for the years ended May 31, 2000, 1999 and 1998 amounted to approximately $ 8,500, $12,700 and $1,100, respectively.

3.   CONCENTRATION OF CREDIT RISK

     a.   Cash

          The Companies maintain cash balances at several commercial banks. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000.

     b.   Accounts Receivable

          The concentration of credit risk in the Company's accounts receivable is mitigated by the Company's credit evaluation process, credit limits, monitoring procedures and reasonably short collection terms. Credit losses have been within management's expectations and the Companies do not require collateral to support accounts receivable.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998


4.   INVENTORIES

     At May 31, inventories consists of the following:

                                                   2000           1999
                                               -----------    -----------
           Raw Material                        $    83,142    $   113,288

           Work in Progress                         88,174          3,217

           Finished Goods                          218,261        105,202
                                               -----------    -----------
                                               $   389,577    $   221,707
                                               ===========    ===========

5.   PROPERTY AND EQUIPMENT

     At May 31, property and equipment consists of the following:

                                                   2000           1999
                                               -----------    -----------
          Land                                 $   400,000    $      --

          Building                                 415,000           --

          Property and equipment                   784,711        231,095

          Leasehold Improvements                    50,486         17,330
                                               -----------    -----------

                                                 1,650,196        248,425

          Less: accumulated depreciation and
          amortization                            (250,855)      (167,511)
                                               -----------    -----------

                                               $ 1,399,341    $    80,914
                                               ===========    ===========

6.   GOODWILL

     Goodwill arose in connection with the acquisitions of Arm Pro in September 1998, and with the acquisition of Allied / Por-Rok lines in August 1999 (see Note 17). Goodwill is being amortized on the straight-line method over 10 years for Arm Pro and over 15 years for Allied / Por-Rok. As of May 31, 2000, goodwill, net of accumulated amortization of $91,874, is $826,465 (see Note 17). Amortization expense charged to operations for fiscal year 2000 and 1999 was approximately $61,000 and $31,000, respectively. There was no amortization expense for fiscal years 1998.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998


7.   DUE TO FACTOR

     During February, 1999, the Subsidiary entered into a commercial factoring arrangement, with a Canadian financial institution, where they sold certain accounts receivable to the commercial factor, with recourse as to nonpayment of customer's receivable at maturity. In addition, this arrangement provides for advances based on working capital requirements. Advances bear interest at the commercial factor's prime rate plus one thousand four hundred and twenty five basis points (22.25 % at May 31, 2000).

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

     During Fiscal 2000 the Company terminated their factoring arrangement with this financial institution, and no longer factors their receivables. However, advances by the factor of $68,975, accrued interest of $1,920 and fees of $5,885 remain outstanding at May 31,2000. On May 10, 2000, the
     Company entered into a forbearance agreement, to halt foreclosure proceedings, and agreed to a repayment schedule for the advances, accrued interest and fees totaling $76,780. The repayment schedule requires six payments, whereby the balance will be repaid by October 31, 2000. As of September 26, 2000, the Company has repaid $38,500.

8.   LOANS PAYABLE - SHAREHOLDERS

     During fiscal 1999, the Company was advanced $74,925 from shareholders to provide working capital for operations. The total of $54,925 of these loans payable are non-interest bearing, have no specific due date for repayment and are uncollateralized. The remaining $20,000 of these loans were advanced in May 2000 and bear interest at 10% per annum. These interest bearing advances have no specific due date for repayment and are uncollateralized. In connection with these interest bearing advances, the Company was required to issue 20,000 shares of common stock. At May 31, 2000, the balance of $71,488 has been recorded net of a debt discount of $3,750 in connection with the issuance of common stock, which is being amortized over a period of one year. The amortization of debt discount charged to operations for fiscal 2000 was approximately $300.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998


9.   INCOME TAXES

     At May 31, 2000, the Company had federal, state and city net operating loss carryforwards of approximately $4,350,000 resulting from accumulated operating losses through fiscal 2000. At May 31, 2000 and 1999, the Company has net deferred tax assets of approximately $1,630,000 and $1,260,000, respectively. The Company has established a valuation allowance for the full amount of such net deferred tax assets at May 31, 2000 and 1999, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

     The Company's wholly owned subsidiary has not had to pay Canadian income taxes as they have generated operating losses since its inception.

                                                           May 31,
                                                  --------------------------
                                                      2000           1999
                                                  -----------    -----------
     Deferred tax asset:

           Net operating loss carryforward        $ 1,479,000    $ 1,260,000

           Valuation allowance                     (1,479,000)    (1,260,000)
                                                  -----------    -----------

     Net deferred tax asset                       $      --      $      --
                                                  ===========    ===========

10.  NOTES PAYABLE

     Notes payable at May 31, 2000 include $1,281,351 owing to The Sherwin Williams Company in connection with the acquisition of the Allied/Por-Rok division by Novex Systems International, Inc. (See Note 17). The terms of the note call for no principle payments and for interest to accrue at the rate of 10% per annum. Payment of interest is at the rate of 5% per year with the balance payable when the note matures on August 12, 2000. The Sherwin Williams Company has a security interest in substantially all of the assets of the company, which is subordinate to the security interest of Dime Commercial Corp. On August 7, 2000, the Company issued Series A preferred stock for the notes payable plus accrued interest (see Note 19(b)).

11.  BANK LINE OF CREDIT

     In connection with the acquisition of the Allied/Por-Rok division of The Sherwin Williams Company, Novex Systems International, Inc. obtained a $750,000 line of credit from Dime Commercial Corp. The line provides working capital and is secured by accounts receivable and inventory. Advances under the line are based on 80% of eligible accounts receivables and

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998


     50% of eligible inventory. As of May 31, 2000, the Bank Line of Credit was $708,323 inclusive of accrued interest of $7,013. Interest is computed on the average monthly balance under the line based on 2% over the prime rate (currently 11.50%).

     As of May 31, 2000, the Company was not in compliance with several of the financial covenants. On September 1, 2000, the commercial bank notified the Company that the Company is in default on its financing arrangement and, therefore, demanded payment of the line of credit and the Dime Note Payable (see Note 12(d)).

12.  LONG TERM DEBT

     Long-term debt consists of:

                                                            May 31,
                                                    -----------------------
                                                       2000         1999
                                                    ----------   ----------
     Notes payable (a)                              $     --     $  145,000

     Debentures payable (b)                               --        800,000

     Debenture payable (c)                             125,000      250,000

     Dime note payable (d)                             859,556         --

     Dime put warrant (d)                                4,667         --
                                                    ----------   ----------
                                                       989,223    1,195,000

     Less: Unamortized discount on debentures             --         28,870
                                                    ----------   ----------
                                                       989,223    1,166,130

     Less: Current portion                             217,666      393,548
                                                    ----------   ----------
                                                    $  771,557   $  772,582
                                                    ==========   ==========

     (a) In May 1998, and at various dates during fiscal 1999, the Company issued notes payable for a total of $145,000, to parties associated with a director of the Company, that bear interest at 10% per annum. The principal of the notes and all outstanding interest are due 90 days from the date of issuance. Interest on the notes, are payable with the Company's common stock at the rate of $0.40 per share. Furthermore, if the notes are not fully satisfied at the maturity date, the Company is obligated to grant half of a warrant to purchase one share of its common stock for each dollar of the outstanding principal. In September 1999, these notes, plus accrued interest of approximately $14,750, were converted into 585,924 shares of the Company's common stock (see Notes 13(c) and 17).

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998


     (b) Included in long-term debt are debentures owing to various stockholder of the Company, in the amount of $800,000. These debentures from September 4, 1998, bear interest at 9% per annum and mature on September 4, 2000. There are 1,500,000 stock warrants attached, exercisable at $0.45, with an expiration date of two years from the date of the notes' issuance. A total of $104,241 was allocated to the warrant portion of the debt, which has been expensed. In September 1999, these notes, plus accrued interest of approximately $71,250, were converted into 5,041,569 shares of the Company's common stock. As part of the debt conversion into common stock all 1,500,000 warrants were surrendered and cancelled (see Notes 13(c) and 17).

     (c) Included in long-term debt are debentures owing to a stockholder of the company, Quilcap, Corp., in the amount of $250,000. This debenture from February 25, 1999, bears interest at 15% per annum and mature on May 31, 1999. There are 150,000 stock warrants attached, exercisable at $0.45, with an expiration date of two years from the date of the notes' issuance. A total of $1,773 was allocated to the warrant portion of the debt, which has been expensed. In October 1999, the Company repaid $125,000 of these debentures, plus accrued interest. The remaining balance of $125,000 is outstanding as of May 31, 2000.

     (d) The Company is obligated to Dime Commercial Corp. for $874,556 under a term loan. The term loan has been recorded net of a discount of $15,000 as a result of the put warrant. Amortization of discount charged to operations for fiscal year 2000 was $5,400. The loan provides for monthly interest payments based on the prime rate plus two percent (currently 11.50%). Installments due under the loan begin on March 13, 2000 in the amount of $7,722 per month. The loan matures on August 13, 2002 with a balloon payment of $655,000. There was a put warrant granted with the term loan, exercisable at $.25 and having an expiration date of September 1, 2002. In accordance with Emerging Issues Task Force No. 96-13 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock," we have allocated $4,667, to the put warrant and recorded the amount as part of long-term debt as of May 31, 2000. As a result of the change in valuation from $20,400 on August 13, 1999 to $4,667 as of May 31, 2000 the Company recognized $15,733 in other income.
          Subsequent changes in the measure of fair value of the put warrant will be reported in the statement of operations. The note is collateralized by all of Novex's plant and equipment at the Clifton facility (see Note 17). On September 1, 2000, the commercial bank notified the Company that the Company is in default on its financing arrangement and, therefore, demanded payment of the Dime Note Payable and line of credit (see Note 11).

13.  SHAREHOLDERS' DEFICIENCY

     a. During fiscal 1996, former management of the Company issued 1,800,000 shares for an amount that present management is unable to determine. The Company has been contacting the registered shareholders to determine if appropriate consideration was

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998


          received for these shares. The shares have been recorded as outstanding with no consideration received for their issuance. During the years ended May 31, 1999 and 1998, a total of 120,000 and 483,750 shares of common stock, respectively, were returned by the registered shareholders and have been canceled by the Company. The Company intends to continue to pursue litigation against the remaining shareholders that it alleges have received securities without paying fair consideration to the Company.

     b. During fiscal 1999, the Company issued 96,474 shares of its common stock as compensation to three board members for their services. These shares were valued at prices ranging between $.25 to $.40 per share.

          The Company issued 98,750 shares of its common stock to various employees as a work incentives during fiscal 1999. These shares were valued at prices ranging from $ .30 to $ .44 per share.

          The Company issued 179,164 shares of its common stock for consulting services during fiscal 1999. These shares were valued at prices ranging from $.25 to $.33 per share.

          During fiscal 1999, the Company issued 2,730,737 shares of its common stock for debentures payable at May 31, 1998 for $565,175, including accrued interest of $15,175.

          During fiscal 1999, the Company sold 300,000 shares of its common stock to various shareholders, at market prices ranging from $.29 to $.37 per share to raise working capital.

     c. In August 2000, the Company issued 1,000,000 shares of its common stock in connection with the acquisition of the Allied/Por-Rok business. These shares were valued at market prices of approximately $.26 per share.

          During the year ended May 31, 2000 the Company issued 150,000 shares of its common stock in connection with investor services. These shares were valued at market prices of approximately $.16 per share.

          In September 1999, the Company converted approximately $1,031,000 of various notes and debentures debt including accrued interest into 5,627,493 shares of its common stock. These shares were valued at market prices ranging from $.18 to $.27 per share (See Notes 12 (a) and (b)).

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998


          During the year ended May 31, 2000, the Company issued 99,474 shares of its common stock as compensation to three board members for their services. These shares were valued at prices ranging between $.19 to $.25 per share.

          During the year ended May 31, 2000, the Company renegotiated the terms of prior employment and consulting agreements. As a result of these discussions with various employees and consultants, they voluntarily agreed to surrender 43,750 shares of common stock issued for past services. These shares were recorded as a reduction to additional paid in capital.

14.  STOCK OPTIONS

     The following table summarizes the activity with regard to options and warrants for the years ended May 31, 2000, 1999, and 1998 (See page F-18 for chart references).

                                     Stock Options                                        Warrants
                   ----------------------------------------------        -------------------------------------------
                     Shares         Exercise Price    Exercisable          Shares      Exercise Price    Exercisable
                   ----------       --------------    -----------        ----------    --------------    -----------
June 1, 1997             --                 --              --               91,504            0.50          91,504

  Granted(1)        1,727,772               0.50       1,727,772(2)         308,000            0.35         308,000

  Granted(3)           40,000               0.25          40,000(3)          60,000            0.50          60,000

  Granted(1)          300,000               0.40         300,000(2)       1,100,000            0.30         308,000

  Granted(1)           25,000               0.30          25,000               --              --              --

  Granted(3)           20,000               0.25          20,000               --              --              --

  Granted(1)           65,000               0.35          65,000               --              --              --

  Granted(3)           25,000               0.31          25,000               --              --              --
                   ----------       ------------      ----------         ----------    ------------      ----------

May  31, 1998       2,202,772        0.25 - 0.50       2,202,772          1,559,504     0.30 - 0.50       1,559,504

  Granted(1)          195,000               0.40         195,000(2)       1,650,000            0.45       1,650,000

  Granted(1)          100,000               0.45         100,000(2)           5,000            0.20           5,000

  Granted(1)           12,500               0.30          12,500               --              --              --

  Granted(1)           27,500               0.50          27,500               --              --              --

  Canceled(3)         (60,000)             (0.25)        (60,000)              --              --              --

  Canceled(3)         (25,000)             (0.31)        (25,000)              --              --              --
                   ----------       ------------      ----------         ----------    ------------      ----------



                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998


May 31, 1999        2,452,772       $0.25 - 0.50       2,452,772          3,214,504    $0.20 - 0.50       3,214,504

  Granted(1)           72,500         (0.30-.35)          72,500(2)         233,365            0.25         233,365

  Granted                                                       (3)          32,000            0.25          32,000

  Granted                                                       (3)         305,000            0.50         305,000

  Cancelled(1)     (1,151,848)             (0.35)     (1,151,848)(2)     (2,650,000)     (0.30-.45)      (2,650,000)

  Expired                                                       (4)        (308,000)     (0.35-0.50)       (308,000)

  Cancelled                                                     (2)         (91,504)          (0.35)        (91,504)
                   ----------       ------------      ----------         ----------    ------------      ----------
May  31, 2000       1,373,424       $0.25 - 0.50       2,452,772            735,365    $0.20 - 0.50         735,365
                   ==========       ============      ==========         ==========    ============      ==========

     (1)  issued for employee services, including directors fees

     (2)  issued with debt

     (3)  issued for consulting services

     (4)  expired warrants issued to employees and issued with debt

     a. During fiscal 1997, stock options were granted and exercised by certain individuals and organizations. These options were granted at an exercise price of $.50 and expire five years from the date of grant. Novex has recorded $22,366 in consulting expenses in the accompanying consolidated statement of operations. According to current management, the individuals and organizations that received the grants have not earned them. Therefore, Novex is currently seeking to have all shares issued to these parties returned and canceled.

     b. On April 1, 1998, the Company's board of directors approved a resolution to adopt a Non-Qualified Stock Option Plan, which shall be subject to shareholder approval to become effective. During fiscal 1999, the Company's board of directors and management decided not to establish a Non-Qualified Stock Option Plan and therefore no formal shareholder approval will be required.

          The Company granted 135,000 options and warrants to various consultants for services rendered during the year ended May 31, 1998. The options and warrants expire five years from the date of grant and have an exercise price ranging from $0.25 to $0.50 per share. The
          Company has recorded $34,155 in consulting expenses in the accompanying consolidated statement of operations.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998


     c. During fiscal 1999, the Company granted 100,000 options for services. The Company has recorded $6,949 in consulting expenses in the accompanying consolidated statement of operations.

     d. During fiscal 2000 the Company issued 337,000 warrants to various consultants for services rendered during the year ended May 31, 2000. The warrants expire three years from the various dates of grant and have an exercise price ranging from $0.25 to $0.50 per share. The
          Company has recorded $56,035 in consulting expenses in the accompanying consolidated statement of operations.

     e. The Company in the year ended May 31, 2000 cancelled 575,924 options, issued to a director of the Company.

     f. The Company in the year ended May 31, 2000, resolved outstanding financial and legal matters with the Company's former president. The Company agreed to pay $10,000 to the former president, and to release all restricted common stock registered in the former president name. In addition, the former president agreed to surrender and have cancelled 575,924 options and 91,504 warrants that were previously issued.

15.  STOCK-BASED COMPENSATION

     The Company accounts for its stock option plans under APB No. 25, "Accounting for Sock Issued to Employees," ("APB 25"), under which no compensation cost is recognized. In fiscal 1997, the Company adopted SFAS no. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") for disclosure purposes; accordingly, no compensation has been recognized in the results of operations for its stock option plan as required by APB 25, other than for options and warrants issued for services or with debt. The valuation for options and warrants issued for services during the years ended May 31, 2000, 1999, and 1998 was $56,035, $6,949and $34,155
     respectively. The valuation for options and warrants issued with debt during the years ended May 31, 2000, 1999, and 1998 was $0, $106,014 and $154,065, respectively.

     For disclosure purposes, the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during fiscal year ended May 31, 2000, 1999 and 1998 respectively: annual dividends of $0; expected volatility of 195%, 50% and 50% for the years ended May31, 2000, 1999 and 1998, respectively; risk free interest rate of 6%; and expected lives ranging from 2.5 to 5. The weighted average fair values of stock options granted during the years ended May 31, 2000, 1999, and 1998, was $0.32, $0.17and $0.20, respectively.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998


                                               Year ended May 31,
                                   -------------------------------------------
                                       2000            1999           1998
                                   -----------     -----------     -----------

     Net loss to shareholders:

        As reported                $(1,217,656)    $(1,392,340)    $(1,112,954)

        Pro forma                  $(1,237,931)    $(1,432,076)    $(1,562,387)

     Net loss per share:

        As reported                $     (0.06)    $     (0.10)    $     (0.10)

        Pro forma                  $     (0.06)    $     (0.10)    $     (0.14)

     The  Black-Scholes   option  valuation  model  was  developed  for  use  in
     estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Companies employee stock options have characteristics significantly different from those of traded options, and since changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and warrants.

16.  SEGMENT INFORMATION

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

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998


     Key financial information for the one segment by country is as follows:

                                         United                     Adjustments
                                         States         Canada          (1)        Consolidated
                                       ----------     ----------    -----------    ------------
Year Ended May 31, 2000:

   Sales to unaffiliated customers     $1,713,756     $  148,326     $     --       $1,862,082

   Interest expense                       223,752         37,728           --          261,480

   Deprecation and amortization            88,752         45,825           --          134,577

   Segment loss                           868,049        349,607           --        1,217,656

   Segment assets                       2,718,059        470,365           --        3,188,424

   Long lived asset expenditures          818,957          1,455           --          820,412

Year Ended May 31, 1999:

   Sales to unaffiliated customers     $  128,909     $  192,402     $     --       $  321,311

   Interest income                           --             --              335            335

   Interest expense                          --           66,640         31,265         97,905

   Deprecation and amortization              --           50,182          5,002         55,184

   Segment loss                              --        1,017,944        374,396      1,392,340

   Segment assets                            --          604,961         51,097        656,058

   Long lived asset expenditures             --          345,800           --          345,800

Year Ended May 31, 1998:

   Sales to unaffiliated customers     $     --       $    9,703     $     --       $    9,703

   Interest income                           --             --              409            409

   Interest expense                          --           15,666          1,882         17,548

   Deprecation and amortization              --           13,805           --           13,805

   Segment loss                              --          368,637        743,957      1,112,594

   Segment assets                            --          311,777          6,763        318,540

   Long lived asset expenditures             --          118,246           --          118,246

     (1) This column represents the amount of non-segment information necessary to reconcile reportable segment information with consolidated totals.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998


17.  ACQUISITIONS

     On August 13, 1999, the Company acquired from The Sherwin Williams Company ("Sherwin") certain assets representing their Allied/Por-Rok business. Pursuant to the purchase agreement Novex (i) paid $800,000 to Sherwin, (ii) issued 1,000,000 shares of restricted common stock, valued at $260,000, to Sherwin with the requirement to register the common stock with the Securities and Exchange Commission and (iii) issued a note payable for $1,281,351, as adjusted from $1,300,000, which bears interest at 10% per annum and is payable over a one year period. In order, to induce Sherwin to accept the note payable, the Company had to convert all the previously issued debt to equity, except for the $250,000 debenture, which will be paid as a condition of the Allied/Por-Rok acquisition. At May 31, 2000, the outstanding balance on the debenture is $125,000 (see Note 12 (c)). Further, Sherwin has a subordinated security interest in substantially all the assets of the company.

     Novex has entered into a $890,000 installment term note with Dime Commercial Corp. of which $800,000 was used for the purchase of Allied /Por Rok and the remaining $90,000 was used for working capital needs in fiscal 2000 (see Note 12(d)). This financing arrangement also provided for a $750,000 revolving note payable to fund future working capital requirements (see Note 11). The bank has a senior secured interest in substantially all the assets of Novex. In addition, the Company granted a class B warrant with a "put" right to purchase 233,365 shares of restricted common stock at an exercise price of $.25. Dime Commercial Corp. has the right to demand the purchase of the warrant if Novex completes a refinancing of all or a portion of the Dime term loan and/or revolving line of credit from funds provided by someone other than Dime. Therefore, Dime has the option of requesting payment in cash or waiving its right to sell the warrant to Novex. If Dime requests payment the amount they will receive is either (i) if the closing stock price is less than or equal to the exercise price, then Novex pays $58,341, which is the exercise price times the 233,365 shares underlying the warrant or (ii) if the closing price exceeds the exercise price, then Novex pays the closing price up to a maximum of $.51 per share underlying the warrant or $119,016. Alternatively, if Dime decided to exercise the warrant, they can issue a 60-day non-interest bearing note for the entire amount due to Novex for the 233,365 shares of common stock underlying the warrant.

     A total of $20,400 has been allocated to the put warrant, resulting in a liability. (See Note 12 (d)). The fair value of the put warrant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: stock price of $.26 per share; annual dividend of $0; expected volatility of 50%; risk free interest rate of 6%; and an expected life of two years.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998


     Goodwill of $571,245 resulted from this acquisition and is determined as follows:

     Assets acquired:
       Accounts receivable                                       $  311,983
       Inventory                                                    225,661
       Furniture and equipment                                      566,360
       Building                                                     415,000
       Land                                                         400,000
                                                                 ----------
               Total                                              1,919,004
     Purchase price                                               2,341,351
                                                                 ----------
                                                                    422,347
     Acquisition costs                                              148,898
                                                                 ----------
     Goodwill                                                    $  571,245
                                                                 ==========

     The  following  schedule  combines  the  unaudited   pro-forma  results  of
     operations of the Company and Allied/Por-Rok, as if the acquisition occurred on June 1, 1998 and includes such adjustments, which are directly attributable to the acquisition, including the amortization of goodwill. It should not be considered indicative of the results that would have been achieved had the acquisition not occurred or the results that would have been obtained had the acquisition actually occurred on June 1, 1998.

                                                  Years ended May 31,
                                            ------------------------------
                                                2000              1999
                                            ------------      ------------

     Net Sales                              $  2,231,742      $  1,960,388

     Cost of sales                             1,418,809         1,499,638
                                            ------------      ------------
     Gross profit                                812,933           460,750

     Operating expenses                        1,665,736         1,672,142
                                            ------------      ------------
     Loss from operations                       (852,803)       (1,211,392)

     Net other expenses                         (383,553)         (452,239)
                                            ------------      ------------
     Net loss                               $ (1,236,356)     $ (1,663,627)
                                            ------------      ------------
     Net loss per share                     $      (0.06)     $      (0.11)
                                            ------------      ------------
     Shares used in calculation               19,716,019        14,720,171
                                            ============      ============

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998


     On September 16, 1999 the Companies purchased all the issued and outstanding common stock of Arm Pro. The purchase price was $592,000 ($891,000 Canadian dollars) and the funds used to purchase Arm Pro were raised from the sale of debentures for $800,000 (see Note 12 (b)). The acquisition is accounted for as a purchase business combination.

     The following table summarizes the acquisition:

                 Purchase price              $ 592,400
                 Acquisition costs              10,638
                                             ---------
                                               603,038
                                             ---------
                 Assets acquired               403,313
                 Liabilities assumed          (147,370)
                                             ---------
                                               255,943
                                             ---------
                 Goodwill                    $ 347,095
                                             ---------

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

                                                  Years ended May 31,
                                            ------------------------------
                                                1999              1998
                                            ------------      ------------

     Net Sales                              $    421,305      $    327,554

     Cost of sales                               212,059           133,988
                                            ------------      ------------
     Gross profit                                209,246           193,566

     Operating expenses                        1,406,026         1,189,113
                                            ------------      ------------
     Loss from operations                     (1,196,780)         (995,547)

     Net other expenses                          180,254           138,269
                                            ------------      ------------
     Net loss                               $ (1,377,034)     $ (1,133,816)
                                            ------------      ------------
     Net loss per share                     $      (0.10)     $      (0.10)
                                            ------------      ------------
     Shares used in calculation               13,720,171        11,472,508
                                            ============      ============

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998


18.  COMMITMENTS AND CONTINGENCIES

     a. The Company had a verbal month to month sublease arrangement for its headquarters in New York City in fiscal 1999. In fiscal 2000, the Company moved their headquarters to the Clifton, New Jersey manufacturing facility. The Subsidiary has a lease arrangement for office and production facilities that commenced May 1, 1997 and expires on April 30, 2002. This lease requires monthly rental payments of approximately $2,300 in the first two years of the lease and $2,400 in the last three years of the lease.

          The Company leases telecommunication, reproduction and computer equipment and office furnishings under long-term operating lease agreements. These lease agreements require cumulative monthly payments of approximately $1,656 per month for the terms of the respective leases expiring between October 1998 and January 2001.

          Future noncancellable lease payments are as follows:

            Year ending
               May 31,                   Amount
            -----------                  ------
                2001                    $ 36,977

                2002                      30,726

                2003                       2,400
                                        --------
                                        $ 70,103
                                        ========

          Total rental expenses for the years ended May 31, 2000, 1999, and 1998 was approximately $48,000, $57,000 and $61,000, respectively.

     b. The Companies have a licensing agreement for certain concrete related products, including an admixture that is capable of enhancing the basic characteristic of cementitious products. The Companies are obligated to pay royalties based on a percentage of sales, subject to an annual guaranteed minimum royalty. Currently, the Company has not had to pay royalties as the licensed products are still in the development stage and therefore have not been ready for sale to customers. Furthermore, the Company has had several discussions with the licensor who has agreed to defer the minimum royalty payments until the Novacrete Admixture product emerges from the research and development stage.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998


     c. During fiscal 1997, a shareholder commenced an action against the Company and its former President to enjoin the Company and the former President from taking any action that would restrict the sale of common stock that he allegedly owns. In the opinion of management, this action is without merit and will not have a material adverse effect on the Companies financial position or results of operations.

     d. SEC Investigation - The Company was informed that the United States Securities and Exchange Commission (the "SEC") had commenced an investigation involving the Company. The Company has cooperated with the SEC. Although the Company has not received any further inquiries from the SEC regarding this investigation, it is the Company's understanding that the investigation is still pending. The Company has no information as to the results, if any, of such investigation, or what action, if any, the SEC may take pursuant to the investigation.

19.  SUBSEQUENT EVENTS

     a. On August 1, 2000, the Company acquired certain assets from The Sta-Dri Company of Odenton, Maryland. In exchange, the Chief Executive Officer of the Company paid $72,000 and has given 750,000 shares of his registered common stock along with the Company's issuance of 250,000 shares of restricted common stock to the majority shareholder of The Sta-Dri Company ("Selling Shareholder"). In addition, the Company has issued 750,000 shares of restricted common stock to, and has entered into an agreement with, the Chief Executive Officer to repay the $72,000. The total of 1,000,000 shares of the Company's common stock was valued at $137,000 based on the average trading price three days before and after the date of the acquisition was agreed to and announced, which was August 1, 2000.

          As part of the terms to the acquisition, the Company has provided the Selling Shareholder with certain piggyback registration rights. Therefore, in the event that the Company shall register any shares of its common stock with in one year from August 1, 2000, the Company will register the 250,000 shares of restricted common stock issued in this acquisition along with the other shares in the registration statement.

          Additionally, the Company has provided the Selling Shareholder with the right to purchase any shares of the Company's common stock offered for sale or securities convertible into its common stock from August 1, 2000 until August 12, 2000.

          As of August 1, 2001 and until August 1, 2002, the Company will have to pay an additional $6,000 each month to the Selling Shareholder in the event that common stock of the Company has not traded above $1.00 per share for twenty consecutive

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998


          trading days in each month. In the event that the common stock trades in excess of $1.00 per share for twenty consecutive days the $6,000 monthly obligation shall terminate.

          The acquisition will be recorded using the purchase method of accounting.

     b. On August 7, 2000, the Company issued cumulative 10% series A convertible redeemable preferred stock ("series A preferred stock") for $1,281,351 in notes payable plus accrued interest of $109,037. The series A preferred stock has a liquidation preference of $1.00 per share plus declared and unpaid dividends. The series A preferred stock can be redeem at the option of the issuer at any time and any number of shares including unpaid dividends until August 7, 2002. The series A preferred stock shall accrue dividends at a rate of 10% per year and on each anniversary date of the issuance of these shares the Company will issue one additional share of series A preferred stock for each one-dollar amount of unpaid dividends payable.

          After August 7, 2002, if any shares of the series A preferred stock are outstanding, including unpaid dividends, the Company will be required to declare a "special dividend" equal to 15% of the value of the series A preferred stock and therefore issues additional shares of series A preferred stock. Further, the series A preferred stock will automatically convert to common stock at a rate equal to 85% percent of the average trading price for the twenty consecutive days prior to August 7, 2002.

          Furthermore, the Company has provided the holder with the right to purchase any shares of the Company's common stock offered for sale or securities convertible into its common stock from August 7, 2000 until August 12, 2002.

          Additionally, the Company cannot declare and pay any cash or stock dividends to any other class of equity securities until the series A preferred stock has been redeemed or converted to common stock.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 2000, 1999 AND 1998


                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                     Years Ended May 31, 2000,1999 and 1998

                                                        Additions
                                         Balance at     charged to
                                         beginning       cost and      Deductions-       Balance at
            Description                   of year        expenses       describe        end of Year
            -----------                   -------        --------       --------        -----------
Allowance for doubtful accounts

    Year ended May 31, 2000                $890         $13,770            $--          $14,660

    Year ended May 31, 1999                $--             $890            $--             $890

    Year ended May 31, 1998                $--             $--             $--             $--

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Novex has engaged the certified public accounting firm of Feldman Sherb & Co., P.C. as its outside auditors to audit the company's annual financial statements for the fiscal year ending May 31, 2000 and has had no disagreements with them.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The following provides certain information concerning the directors and executive officers of Novex and its subsidiaries as of May 31, 2000.

Name                             Aqe                         Position
----                             ---                         --------

William K. Lavin                 56                 Chairman, Secretary

Daniel W. Dowe                   38                 Director, President
                                                    and Chief Executive Officer

D. Friedenberg                   48                 Director, Treasurer

Edward J. Malloy                 64                 Director

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

Douglas S. Friedenberg. Mr. Friedenberg has been a director of Novex since November, 1996 and is currently employed as a financial advisor with American High Growth Co. He has been the President of

Firebird Capital Management, a financial advisory firm, since March, 1993. In 1991, he co-founded and became President of Unicorn Capital Management, an investment management firm. From 1983 to 1991, he managed private investment portfolios for Morgan Stanley, Inc., a large New York City-based investment banking firm. Mr. Friedenberg also serves as a Director of Datametrics Corporation (AMEX:DC).

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

Committees of the Board of Directors

     The Board of Directors does not have a standing audit or nominating committee or any other committees performing similar functions. Novex does have a compensation committee consisting of Messrs. Lavin, Friedenberg and Malloy (the "Compensation Committee") which had one meeting in each of the fiscal years ending May 31, 1998 and 1999. The Compensation Committee is responsible for assuring that the officers and key management of Novex are effectively compensated in terms of salaries, incentive compensation and benefits which are internally equitable and externally competitive. The Compensation Committee is responsible for setting the compensation of the executive officers.

Executive Officers

     At present, Mr. Dowe is Novex's only executive officer inasmuch as its chief financial officer has recently left the company. As a result, Mr. Dowe is now handling all financial matters with certain bookkeeping and administrative duties being peformed by clerical workers and certain accounting and tax-related matters being performed by outside professionals.

Item 11. Executive Compensation

The following table shows all remuneration in excess of $100,000 paid by Novex and its subsidiaries through May 31, 2000, to all directors and officers:

                                     Table 1

                           Summary Compensation Table
                           --------------------------

                                                                             Long-Term Compensation
                  Annual compensation                                        Awards              Payouts
                  -------------------                                        ------                 -------
                                                                 Securi-
                                                                 ties
Name                                      Other                  Underly-                        All
and                                       Annual     Restrict-   ing                             Other
Princi-                                   Compen-    ed Stock    Options       LTIP              Compen-
pal                       Salary  Bonus   sation     Awards      SARs          Payout            sation
Position      Year        ($)     ($)                ($)         ($)           (#)               (#)       ($)
----------------------------------------------------------------------------------------------------------------

Daniel
Dowe
President     2000        $180,000
(1)(2)(3)     1999        $180,000
              1998         $89,850                   432,357     575,924


(1) From November 17, 1997 through March 31, 1998, during which time Mr. Dowe served as interim president of Novex, he earned $52,500 in cash compensation. Commencing April 1, 1998, Mr. Dowe became an employee of Novex at an annual salary of $180,000. In the fiscal year ending May 31, 1999, Mr. Dowe received $150,000 in cash compensation and deferred the remaining $30,000 until Novex closed the Por-Rok transaction. As of the filing of this registration statement, Novex has paid to Mr. Dowe the balance of the deferred compensation. In addition, Mr. Dowe made an interest-free loan to Novex of $30,378 in the fiscal year 1999 to cover working capital shortfalls. None of the loan has been repaid as of the date of this registration statement. Mr. Dowe does not receive any additional remuneration for serving as a director.

(2) Before becoming an employee of Novex, Mr. Dowe received 64,857 shares of common stock in payment for $22,700 of legal services rendered to Novex through November 17, 1997. From November 17, 1997 through March 31, 1998, during which time Mr. Dowe served as interim president of Novex, he earned 97,500 shares of common stock. When Mr. Dowe became an employee of Novex, he received 270,000 shares of common stock representing 30,000 shares per month for the remainder of the calendar year.

(3) On June 25, 1997, Novex issued an aggregate of 1,727,772 stock options to its directors as an incentive for future performance. Of these options, Mr. Dowe received 575,924 options. The stock options were exercisable when issued at the then current market price of $.35 per share and will expire on June 25, 2002.

(4) On April 1, 1998, Novex entered a three-year employment agreement with Mr. Dowe providing for an additional three years at his option and a minimum annual salary of $180,000 which the Compensation Committee reviews annually. As of the date of this registration statement, the Agreement has been amended to include a payment from Novex to Mr. Dowe in the amount of $800,000 if a Change of Control were to occur on or before

          November 10, 2000. The term "Change of Control" is defined in the Agreement as:

          (i) termination of Mr. Dowe's employment by Novex for reasons other than for cause;

          (ii) a significant reduction by Novex of his position, duties or responsibilities;

         (iii) the removal and/or replacement or any increase in the number of directors of Novex which removal, replacement or increase shall result in a change of 50% or more of the current board of directors, or

          (iv) the accumulation or acquisition by any one shareholder or group of shareholders acting in concert resulting in that shareholder(s)' control over or beneficial ownership of 40% or more of Novex outstanding capital stock.

Item 12. Security Ownership of Certain Beneficial Owners

                        DIRECTORS AND EXECUTIVE OFFICERS

The following table shows the amount of common stock owned as of May 31, 2000 by each director and officer and affiliates and by all directors and officers as a group. Each individual has beneficial ownership of the shares which are subject to unexercised stock options and stock warrants held by him, and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned:

                                     Table 1

         Security Ownership of Certain Beneficial Owners and Management

                                Amount and Nature
Name and Address                  of Beneficial            Percent of
of Beneficial owner (1)           Ownership(2)               Class(2)
-----------------------         -----------------          ----------

Douglas Friedenberg,                2,858,077                11.87%
Director, Treasurer(3)

Daniel W. Dowe                      3,445,658                14.31%
Director, President,
Chief Executive Officer(4)

William K. Lavin                      295,316                 1.23%
Chairman, Secretary(5)

Edward J. Malloy
Director(6)                           255,316                 1.06%
                                    ---------                -----

All Directors and Officers
as a group                          6,859,367                28.47%
                                    ---------                -----


A. The address for Messrs. Friedenberg, Dowe, Lavin and Malloy is 16 Cherry Street, Clifton, New Jersey 07014.

B. The class includes stock options and stock warrants granted to the directors and officers before January 10, 2000 which are deemed by Novex to be acquirable by the beneficial owner within 60 days of the date of this offering memorandum by exercise of the option or warrant. As of January 10, 2000 there were 21,987,738 shares issued and outstanding, 24,084,527 on a fully diluted basis. Percentages are stated on a fully diluted basis.

C. Mr Friedenberg and various entities for which Mr. Friedenberg exercises sole voting and investment power as investment advisor presently hold an aggregate of 2,553,077 shares of common stock. Certain of the entities have the right to acquire beneficial ownership of an aggregate of 305,000 additional shares upon the exercise of 305,000 Class B warrants held by the entities.

D. Mr. Dowe presently owns 2,869,734 shares of common stock (of which Mr. Dowe purchased 2,437,377 shares of common stock from Little Wing, L.P. for $500,000 which is payable by a 10% promissory noted maturing on November 4,
     2000) and has the right to acquire beneficial ownership of 575,924 additional shares upon exercise of an equal number of common stock options.

E. Mr. Lavin presently owns 95,316 shares of common stock and has the right to acquire beneficial ownership of 200,000 additional shares upon exercise of an equal number of common stock options.

F. Mr. Malloy presently owns 55,316 shares of common stock and has the right to acquire beneficial ownership of 200,000 additional shares upon exercise of an equal number of common stock options.

Director Compensation

     Except for Mr. Dowe, the three remaining directors receive $2,500 per quarter for services rendered as directors of Novex which is paid in restricted common stock based on the average bid and closing price of Novex's common stock on the last trading day for the months ending March, June, September and December. In addition, each non-employee director receives an additional $10,000 per annum, payable in equal quarterly installments if the director is a member of a committee of the board of directors that actually meets during the quarterly period. During the fiscal year 2000, there were no committee meetings.

                                     Table 2

                 Security Ownership of Certain Beneficial Owners
                                (Non-Management)

                                Amount and Nature
Name and Address                 of Beneficial                 Percent of
of Beneficial owner              Ownership(1)                   Class(1)
-------------------             -----------------              ----------

Parker Quillen                     5,041,569                     20.93%
c/o Quilcap Corporation
375 Park Avenue
Suite 1404
New York, New York

(1) As of January 10, 2000 there were 21,987,738 shares issued and outstanding, 24,084,527 on a fully diluted basis. Percentage is stated on a fully diluted basis.

Item 13. Certain Relationships and Related Transactions

     On June 25, 1997, Novex issued an aggregate of 1,727,772 common stock options to its directors as an incentive for future performance. Of these options, Mr. Roy MacMillan (the former president of Novex), Mr. Dowe and Mr. Friedenberg each received 575,924 common stock options. The options were exercisable when issued at then current market price of $.35 per share and will expire on June 25, 2002. As part of his severance from Novex, Mr. MacMillan agreed to waive his option to purchase 575,924 shares of common stock. In August 1999, to facilitate the raising of the acquisition financing, Mr. Friedenberg voluntarily agreed to the cancellation of his 575,924 common stock options.

     Before becoming an employee of Novex, Mr. Dowe received 64,857 shares of common stock in payment for $22,700 of legal services rendered to Novex through November, 1997. From November 17, 1997 through March 31, 1998, during which time Mr. Dowe served as interim president of Novex, he earned $52,500 in cash compensation and received 97,500 shares of common stock. When Mr. Dowe became an employee of Novex, he received 270,000 shares of common stock representing 30,000 shares per month for the remainder of the calendar year.

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

     In December 1998, Novex entered into a subletting agreement with Dowe, Capetanakis & Preite for the use of approximately 1,600 square feet of office space located at 67 Wall Street, Suite 2001, New York, New York. Mr. Dowe's spouse, Janet L. Dowe was a partner in the law firm Dowe, Capetanakis & Preite. The subletting agreement ended in February 2000. During the period December 1998 through January 2000, the monthly rent under the lease agreement was approximately $3,500, after adjustment for office equipment, supplies and services. Management believes that the rent paid by Novex under this lease agreement is less than what it would have been required to pay for similar premises within the area in which Novex's executive offices were located.

     In addition, the law firm of Dowe Capetanakis & Preite occasionally provided legal services to Novex. Any payments to Dowe, Capetanakis and Preite for services rendered to Novex were approved by the Board of Directors, except for Mr. Dowe who was not entitled to vote on these matters. Since May 2000, Mrs. Dowe has rendered administrative as well as legal services to Novex. Any payments to Mrs. Dowe for legal services rendered to Novex were approved by the Board of Directors, except for Mr. Dowe who was not entitled to vote on these matters.

     In May 1999, Mr. Daniel Dowe made an interest free loan to Novex in the amount of $30,378 to provide it with cash flow during the operating deficit that occurred during the last quarter of fiscal 1999. Novex expects to repay Mr. Dowe during the third and fourth quarters of fiscal 2000.

     With respect to the foregoing transactions, Novex believes that the terms of these transactions were as fair to Novex as could be obtained from an unrelated third party. Future transactions with affiliates including loans will be on terms no less favorable than could be obtained from unaffiliated parties and will be approved by a majority of the independent disinterested members of the board of directors.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                       Page

(A)  The following financial statements and
       supplementary data are included in
       Part II Item 8

Index to Consolidated Financial Statements                              F-1

Independent Auditors' Report                                            F-2

Financial Statements:

Consolidated Balance Sheet as of May 31, 2000 and 1999                  F-3

Consolidated Statement of Operations for the years ended
May 31, 2000, 1999 and 1998                                             F-4

Consolidated Statement of Changes in Shareholders' Deficiency
for the years ended May 31, 2000, 1999 and 1998                         F-5

Consolidated Statement of Cash Flows for years ended May 31,
2000, 1999 and 1998                                                     F-6

Notes to Consolidated Financial Statements                              F-7-27

Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts                         F-28

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.


(B) Exhibits to be incorporated herein by reference:

Exhibit
   No.        Description of Exhibit
-------       ----------------------

2.1 Plan of Merger of Stratford Acquisition Corp. and the Registrant into the Registrant

3.1(i)   Articles of Incorporation of Stratford Acquisition Corp.
3.1(ii)  Certificate of Incorporation of the Registrant
3.1(iii) New York Certificate of Merger of Stratford Acquisition Corp. into
         Registrant
3.1(iv) Minnesota Certificate of Merger of Stratford Acquisition Corp. into Registrant
3.2      By-Laws

4.1      Specimen Common Stock Certificate
4.2      Form of Class B Warrants
4.3      Form of 10% $550,000 Convertible Debenture and Stock Warrant Agreement
4.4      Form of 9% $800,000 Convertible Debenture and Stock Warrant Agreement
4.5      Form of 15% $250,000 Senior Debenture and Stock Warrant Agreement
4.6 Term Sheets re Director Loans to Company dated July 29, 1998; August 13, 1998; August 20, 1998;
         August 27, 1998; September 4, 1998; and May 14, 1999

10.1     Employment Agreement between Registrant and Daniel W. Dowe
10.2     Amendment to Employment Agreement between Registrant and Daniel W. Dowe
10.3 Amended and Restated Purchase Agreement between The Sherwin-Williams Company and Registrant
10.4     Form of Promissory Note to Dime Commercial Corp.
10.5     Form of Promissory Note to The Sherwin-Williams Company
10.6     Bill of Sale from The Sherwin-Williams Company to Registrant

24.1     Power of Attorney (contained on signature pageof this Prospectus).

99.1     Battista Agreement
99.2     Supercrete N/A Limited Agreement dated December 20, 1996

(B) Exhibits filed herein:

21.1     Subsidiaries of Novex
27.1     Financial Data Sheet

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Stratford Acquisition Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NOVEX SYSTEMS INTERNATIONAL CORPORATION


By:
    -----------------------------------
    Daniel W. Dowe, President


By:
    -----------------------------------
    Douglas Friedenberg, Treasurer


Dated: October 13, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:


                                                                    Dated
                                                              ----------------

                                               Director       October 13, 2000
----------------------------------------
Daniel W. Dowe


                                               Director       October 13, 2000
----------------------------------------
William K. Lavin


                                               Director       October 13, 2000
----------------------------------------
Douglas Friedenberg


                                               Director       October 13, 2000
----------------------------------------
Edward J. Malloy