Form 10QSB
period 2000-08-31
NOVEX SYSTEMS INTERNATIONAL INC
filed 2000-10-24
CIK 945634

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000

                                       or

     [c] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________TO
          ______________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ].

The Company had 23,173,983 shares of its $.001 par value common stock and 1,390,388 shares of its $.001 par value preferred stock issued and outstanding on August 31, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q                       Incorporated Document
---------------------                       ---------------------

Part II, Item 6                             None

                        NOVEX SYSTEMS INTERNATIONAL, INC.

                                      Index

                                                                        Page No.
                                                                        --------

Part I   Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet as of
         August 31, 2000 and May 31, 2000....................................F-1

         Consolidated Statements of Operations for the
         three months ended August 31, 2000 and
         August 31, 1999.....................................................F-2

         Consolidated Statements of Cash Flows for the
         three months ended August 31, 2000 and
         August 31, 1999.....................................................F-3

         Notes to Financial Statements ......................................F-4


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................1

Part II  Other Information

Item 1.  Legal Proceedings.....................................................4

Item 2.  Changes in Securities.................................................4

Item 3.  Defaults Upon Senior Securities.......................................5

Item 4.  Submission of Matters to a Vote of Security Holders...................5

Item 5.  Other Information.....................................................5

Item 6.  Exhibits and Reports on Form 8-K......................................5

                                     PART I

                                                                        Page No.
                                                                        --------

Item 1.  Financial Information (Unaudited)

         Consolidated Balance Sheet as of
         August 31, 2000 and May 31, 2000 ...................................F-1

         Consolidated Statements of Operations for the
         three months ended August 31, 2000 and
         August 31, 1999.....................................................F-2

         Consolidated Statements of Cash Flows for the
         three months ended August 31, 2000 and
         August 31, 1999.....................................................F-3

         Notes to Financial Statements ......................................F-4

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  August 31,           May 31,
                                                                     2000               2000
                                                                 -----------         -----------
                                                                 (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                   $     5,295         $       285
     Accounts receivable, net                                        507,143             553,270
     Inventories                                                     426,753             389,578
     Prepaid expenses and other current assets                        47,662               8,040
                                                                 -----------         -----------

         Total Current Assets                                        986,853             951,173

PROPERTY AND EQUIPMENT, net of
     accumulated depreciation and amortization                     1,433,878           1,399,341

GOODWILL, net of accumulated amortization                            978,931             826,465

OTHER ASSETS                                                          11,168              11,445
                                                                 -----------         -----------

                                                                 $ 3,410,830         $ 3,188,424
                                                                 ===========         ===========


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

     Cash overdraft                                              $    30,184         $    40,297
     Current portion of long term debt                               960,034             989,223
     Due to factor                                                    39,424              68,184
     Note payable                                                         --           1,281,351
     Bank line of credit                                             724,044             701,310
     Accounts payable                                                764,843             615,965
     Loans payable -  shareholders                                   144,425              71,488
     Accrued interest                                                 25,580             105,155
     Accrued expenses and other current liabilities                  108,036              50,778
                                                                 -----------         -----------

         Total Current Liabilities                                 2,796,570           3,923,751
                                                                 -----------         -----------

COMMITMENTS AND CONTINGENCIES

LONG TERM DEBT, net of current portion

SHAREHOLDERS' DEFICIENCY:
     Cumulative preferred stock - $.001 par value
         10,000,000 shares authorized,
         1,390,388 shares issued and outstanding                   1,390,388                  --
     Common stock -  $0.001 par value
         50,000,000 shares authorized,
         23,173,988 and 15,250,771 shares
         issued and outstanding, respectively                         23,174              22,144
     Preferred stock - series A
     Additional paid-in capital                                    5,947,445           5,807,575
     Accumulated deficit                                          (6,746,747)         (6,565,046)
                                                                 -----------         -----------

         Total shareholders' deficiency                              614,260            (735,327)
                                                                 -----------         -----------

                                                                 $ 3,410,830         $ 3,188,424
                                                                 ===========         ===========

                 See notes to consolidated financial statements

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three months ended
                                                             August 31,
                                                   ----------------------------
                                                        2000            1999
                                                   ------------    ------------
                                                    (Unaudited)     (Unaudited)

NET SALES                                          $    566,138    $    281,287
COST OF GOOD SOLD                                       353,204         173,230
                                                   ------------    ------------
GROSS PROFIT                                            212,934         108,057

SELLING, GENERAL AND ADMINISTRATIVE                     304,590         355,758
                                                   ------------    ------------

LOSS FROM OPERATIONS                                    (91,656)       (247,701)
                                                   ------------    ------------

OTHER INCOME (EXPENSES):
     Interest expense                                   (81,921)        (49,201)
     Amortization of debt discount                       (2,638)        (28,870)
     Foreign currency gain (loss)                        (5,486)         (6,361)
                                                   ------------    ------------
         OTHER EXPENSES, net                            (90,045)        (84,432)
                                                   ------------    ------------

NET LOSS                                           $   (181,701)   $   (332,133)
                                                   ============    ============

NET LOSS PER COMMON SHARE, basic and diluted       $      (0.01)   $      (0.03)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING, basic and diluted           22,528,227      12,150,849
                                                   ============    ============


                 See notes to consolidated financial statements

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         Three months ended
                                                                                                              August 31,
                                                                                                   --------------------------------
                                                                                                       2000                 1999
                                                                                                   -----------          -----------
                                                                                                   (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                      $  (181,701)         $  (332,133)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
            Provision for bad debts                                                                      6,269                   --
            Depreciation and amortization                                                               43,619               19,400
            Common stock and options issued for payment
                of services and compensation                                                             3,900                7,500
            Amortization of debt discount                                                                2,636               28,870
     Changes in assets and liabilities, net of the effect from acquisition:
            Accounts receivables                                                                        39,858             (133,553)
            Inventory                                                                                  (37,175)              32,836
            Prepaid and other current assets                                                           (39,622)              (1,464)
            Other assets                                                                                   277                  (32)
            Accounts payable                                                                           148,878               42,860
            Accrued interest                                                                            29,462                   --
            Accrued expenses and other current liabilities                                              57,258                   --
                                                                                                   -----------          -----------
NET CASH USED IN OPERATING ACTIVITIES                                                                   73,659             (335,716)
                                                                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of business, net of cash acquired                                                 (93,621)            (948,898)
                                                                                                   -----------          -----------
NET CASH USED IN INVESTING ACTIVITIES                                                                  (93,621)            (948,898)
                                                                                                   -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash overdraft                                                                                (10,113)                  --
         Due to factor                                                                                 (28,760)              16,504
         Advance from shareholders                                                                      72,000               43,884
         Proceeds from bank line of credit                                                              22,734              192,577
         Proceeds from debt financing                                                                       --            1,045,822
         Repayment of debt obligations                                                                 (30,889)                  --
                                                                                                   -----------          -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                               24,972            1,298,787
                                                                                                   -----------          -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                                    5,010               14,173
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF YEAR                                                                                     285                1,788
                                                                                                   -----------          -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                           $     5,295          $    15,961
                                                                                                   ===========          ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
                Interest                                                                           $    46,375          $    16,757
                                                                                                   ===========          ===========
                Income taxes                                                                       $        --          $        --
                                                                                                   ===========          ===========
         Non-cash financing and investing activities:
                Conversion of debt and interest to equity                                          $ 1,390,388          $ 1,033,499
                                                                                                   ===========          ===========
                Common stock issued for assets acquired                                            $   130,000          $   260,000
                                                                                                   ===========          ===========
                Note payable issued for assets acquired                                            $        --          $ 1,294,973
                                                                                                   ===========          ===========

                 See notes to consolidated financial statements.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED AUGUST 31, 2000
                                   (unaudited)

1.   BASIS OF PRESENTATION AND RESTATEMENT

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operation results for the three month period ended August 31, 2000 are not necessarily indicative of the result that may be expected for the year ended May 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2000.

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

2.   LOSS PER SHARE

     Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the three months ended August 31, 2000 and August 31, 1999 diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED AUGUST 31, 2000
                                   (unaudited)

3.   INVENTORIES

     Inventories were determined based on the perpetual inventory system and consisted of the following:

                                                  August 31,
                                                     2000
                                                  ---------
                                                 (unaudited)

                          Raw Material            $ 156,120

                          Work in Progress           45,258

                          Finished Goods            225,375
                                                  ---------
                                                  $ 426,753
                                                  =========

4.   SHAREHOLDERS' DEFICIT

     During the three months ended, August 31, 1999, Novex issued 30,000 shares as compensation for services rendered.

5.   SEGMENT INFORMATION

     The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") as of June 1, 1997. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operation decision maker or decision making group, in making decisions how to allocate resources and assess performance. To date, the Company has viewed its operations as principally two segments, the fiber business and the Allied/Por-Rok business. Key financial information by operating segment and country are as follows:

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED AUGUST 31, 2000
                                   (unaudited)

                                                   United                             Adjustments
                                                   State              Canada               (1)           Consolidated
                                                 ----------         ----------        -----------        ------------
Three Months Ended August 31, 2000
(unaudited):

     Sales to unaffiliated customers             $  497,833         $   68,305         $       --         $    566,138

     Interest expense                                79,821              2,100                 --               81,921

     Deprecation and amortization                    30,058             13,561                 --               43,619

     Segment loss                                   133,577             48,124                 --              181,701

     Segment assets                               2,957,501            453,329                 --            3,410,830

     Long lived asset expenditures                   60,000                 --                 --               60,000

Three Months Ended August 31, 1999
(unaudited):

     Sales to unaffiliated customers             $  131,740         $  149,547         $       --         $    281,287

     Interest expense                                35,710             13,491                 --               49,201

     Deprecation and amortization                     9,442              9,958                 --               19,400

     Segment loss                                   244,015             88,118                 --              332,133

     Segment assets                               2,639,170            545,470                 --            3,184,640

     Long lived asset expenditures                1,433,615                 --                 --            1,433,615

     (1) This column represents the amount of non-segment information necessary to reconcile reportable segment information with consolidated totals.


6.   ACQUISITIONS

     On August 1, 2000, the Company acquired certain assets from The Sta-Dri Company of Odenton, Maryland.

     The unaudited pro-forma results of operations of the Company and Sta-Dri, as if the acquisition occurred on June 1, 1999, have not been provided since they were not considered material.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED AUGUST 31, 2000
                                   (unaudited)


7.   COMMITMENTS AND CONTINGENCIES

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-QSB. The Financial Statements for the three month period ended August 31, 2000, included in this Form 10-QSB are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Three months ending August 31, 2000 vs. August 31, 1999

     On August 1, 2000, Novex acquired substantially all of the assets of the The Sta-Dri Company located in Odenton, Maryland ("Sta-Dri"). Sta-Dri manufactures a well-known line of waterproofing and building material products. The purchase price for the Sta-Dri acquisition was 1,000,000 shares of Novex' common stock that was valued at $137,000 based on the average trading price three days before and after the date the acquisition was agreed to and announced, which was August 1, 2000. In addition Novex' President issued a check in the amount of $72,000 to the Sta-Dri shareholders that is collateralized by 350,000 shares of common stock owned by the President that is to be payable in October. Novex's president and Novex have entered into an agreement whereby Novex will pay the president the full amount of the $72,000 paid to the Sta-Dri shareholders on behalf of the company. As part of the terms to the acquisition, Novex has provided the Sta-Dri shareholders with certain piggyback registration rights. Therefore, in the event that Novex shall register any shares of its common stock within one year from August 1, 2000, the Company will register any of the unregistered and non-freely tradeable shares of common stock issued to the Sta-Dri shareholders. Additionally, Novex has provided the Sta-Dri shareholders with the preemptive right to purchase any shares of Novex common stock or securities convertible into its common stock which may be offered for sale from August 1, 2000 until August 12, 2002 to enable the Sta-Dri shareholders to maintain the same percentage ownership of the company's common stock prior to the offering of any new shares. As of August 1, 2001 and until August 1, 2002, Novex will have to pay an additional $6,000 each month in the aggregate to the Sta-Dri shareholders in the event that its common stock has not traded above $1.00 per share for twenty consecutive trading days prior to August 1, 2001. If and when Novex common stock shall trade in excess of $1.00 per share for twenty consecutive trading days the $6,000 monthly obligation shall terminate. Regardless of the stock price, Novex's obligation to pay $6,000 to the Sta-Dri shareholders shall cease on August 1, 2002.

     On August 7, 2000, Novex and The Sherwin-Williams Company entered into an agreement whereby Sherwin-Williams agreed to convert the entire principal amount of its outstanding note having a face value of $1,281,351, plus all accrued and outstanding interest of $109,037 into 1,390,388 shares of Series A Redeemable Convertible Preferred Stock ("Preferred Stock"). The Series A Redeemable Preferred Stock pays an annual dividend of 139,038 shares of Preferred Stock for two consecutive years and if the Preferred Stock is not redeemed prior to August 7, 2002, an additional 208,558 shares of Preferred Stock shall be issued to Sherwin-Williams. On August 7, 2002, any of the Preferred Stock that has not been redeemed shall be converted into common stock at a rate equal to 85% of the average closing trading price for Novex' $.001 par value common stock for twenty consecutive trading days prior to

August 7, 2002.

     In the three month period ended August 31, 2000, Novex had net sales of $566,138 versus $281,287 in the corresponding three month period in 1999. Cost of goods sold in this period was $353,204 which was approximately 62% of gross revenues, versus 75% in 1999. Novex incurred general and administrative costs of $304,590 which resulted in a loss from operations of $91,656 in this period. In this period, Novex generated $81,921 in interest expense.

     Included in the general and administrative costs of $304,590 were approximately $???? of non-recurring expenses for professional fees and miscellaneous costs. The increase in sales, cost of goods sold and general operating expenses during this period was attributable primarily to the Por-Rok acquisition and the integration of the Sta-Dri line of products.

     On August 31, 2000, Novex had $986,853 in current assets which consisted primarily of inventory of $426,753 and accounts receivable of $507,143. The company's property plant and equipment increased to $1,710,197 net of depreciation of 276,319 and goodwill increased by $1,088,961 net of amortization to $110,030. These increases were directly attributable to the Sta-Dri transaction.

Liquidity and Financial Resources at August 31, 2000

     As of August 31, 2000, Novex had $2,796,570 in current liabilities. The Company also had $724,044 outstanding on its secured revolving line of credit with Dime Commercial Corp. which is used to fund the Company's operations. It had accounts payable of $764,843 and accrued expenses of $108,036 and a cash overdraft of $30,184. The officer's loan of $31,925 was made to Novex by its current President, Daniel W. Dowe, in June and July, 1999 to assist Novex with its operating cash flow needs before acquiring the Por-Rok Unit, and opening the line of credit with Dime Commercial Corp. Mr. Dowe has entered into an agreement with Novex's board of directors to have the loan repaid without interest. There is no agreement between Novex's board of directors and Mr. Dowe to repay the loan on a specified date. However, if Novex has adequate cash on hand after it finances another acquisition, or if it becomes profitable, Novex and Mr. Dowe will agree to a mutually acceptable payment plan. At the present time, Mr. Dowe has agreed to allow Novex time to repay the loan with no set conditions for repayment.

     The current portion of long-term debt consists of a three year term loan and put warrant totalling $890,000 that was made by Dime Commercial Corp. to enable the Company to acquire the Por-Rok Unit in August 1999. The remaining portion of the purchase price for the Por-Rok Unit was paid with the Sherwin-Williams Note totalling $1,281,350 which has been converted into 1,390,388 preferred shares. The $39,424 obligation listed as "Due to Factor" is the value of an equipment loan made to Novex, Ltd. denominated in United States dollars.

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

     On September 1, 2000, Dime Commercial Corp. issued a formal default notice to the company and demanded full payment of its two notes. No final date of repayment was set in the letter and the company has continued amicable discussions with representatives of Dime Commercial about: (i) the prospects of bringing in new equity capital which would likely result in a retraction of the default notice; (ii)completing a sale of the assets of Novex's subsidiary (which the company had been planning prior to its receipt of the notification letter from Dime), the proceeds of which will be used to pay down a portion of the notes outstanding; and (iii) arranging to secure new financing from another bank or other debt sources to pay off part or all of the notes outstanding. If Novex is successful in completing (i) or (ii) above, Dime has expressed its interest in withdrawing its demand letter and continuing to finance Novex' operations. If Novex is successful in completing (iii) above it will payoff the entire balance of notes owing to Dime Commercial Corp.

     For the period ended August 31, 2000, sales volume and selling, general and administrative expenses have increased when compared to the same period ended August 31, 1999. The increase in sales has resulted in higher levels of accounts receivable and inventory as well as accounts payable and accrued expenses. In addition, the acquisition of Por-Rok has increased the amount of debt, which has resulted in higher amounts of interest payments that Novex needs to fund from operations. Therefore, while there has been a decline in negative cash flows from operations from $(335,716) for the period ended August 31, 1999 to $73,659 for the period ended August 31, 2000. While future operating cash inflows should continue to increase, unless Novex's sales volume increases, the company will not have sufficient cash flow to cover its operating, investing and debt payment requirements. Therefore, Novex has developed plans to improve profitability and cash flows and to raising capital, if necessary.

     To improve Novex's profitability, management has undertaken a number of initiatives to increase sales and reduce expenses. For example, Novex has issued a new price list and freight policy that became effective June 1, 2000. The new price list will improve Novex's margins on sales of its Por-Rok products and the new freight policy will pass all outgoing freight charges to the customers. Novex will also begin marketing some of its former Novacrete products under the Por-Rok brandname to existing Por-Rok customers. In addition, management is aggressively pursuing sales of the Por-Rok and Sta-Dri products to large home center stores and major cooperative retailers of building materials.

     To improve cash flow, Novex is working to procure more favorable payment terms from vendors by extending the payment due date for raw materials and supplies used in manufacturing. These vendors had initially been willing to extend only limited credit to Novex, soon after its acquisition of the Por-Rok product line from The Sherwin-Williams Company, due to Novex's small size. At the time, the limited credit terms increased our use of cash for operations.

     Novex also intends to seek additional financing from third-party sources. Although Novex's assets are fully secured by loans outstanding to Dime Commercial Corp. and Montcap Financial Corp., Novex would seek to raise additional capital through the sales of unsecured debt securities, unsecured debt combined with equity securities or preferred and common stock. It is likely, however, that any unsecured debt financing would carry a higher interest rate than secured financing or that any equity financing might be on terms which are not favorable to Novex and which are dilutive to existing shareholders.

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

Item 2.  Changes in Securities

     In the three month period ended August 31, 2000, the Company issued 1,000,000 shares of its $.001 common stock to the Sta-Dri shareholders as part of the Sta-Dri transaction. The stock was valued at $137,000 based on the average trading price three days before and after the date the acquisition was agreed to and announced, which was August 1, 2000. The common stock carries piggyback registration rights. Therefore, in the event that Novex shall register any shares of its common stock within one year from August 1, 2000, the Company will register any of the unregistered and non- freely tradeable shares of common stock issued to the Sta-Dri shareholders. Additionally, Novex has provided the Sta-Dri shareholders with the right to purchase any shares of Novex common stock or securities convertible into its common stock which may be offered for sale from August 1, 2000 until August 12, 2002.

     Also during this period, Novex issued 1,390,388 shares of its Series A Redeemable Convertible Preferred Stock ("Preferred Stock") to The Sherwin-Williams Company as part of Sherwin-Williams' agreement to convert the entire principal amount of the outstanding Sherwin- Williams Note plus all accrued and outstanding interest into Preferred Stock. The Series A Redeemable Preferred Stock pays an annual dividend of 139,038 shares of Preferred Stock for two consecutive years and if the Preferred Stock is not redeemed prior to August 7, 2002, an additional 208,558 shares of Preferred Stock shall be issued to Sherwin-Williams. If on August 7, 2002, any of the Preferred Stock that has not been redeemed shall be converted into common stock at a rate equal to 85% of the Novex' average closing trading price for Novex' $.001 par value common stock for twenty consecutive trading days prior to August 7, 2002.

     As part of its policy regarding directors' compensation, the Company issued a total of 30,000 shares of common stock to its three non-management directors as compensation for the second quarter board meeting.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

     Effective October 19, 2000, Novex sold certain assets used in the manufacturing of concrete reinforcing fibers to Interstar Materials Inc. of Quebec, Canada. Part of the proceeds will be used to pay off the outstanding balance on the equipment loan from Montcap Financial Corporation. The remaining cash proceeds will be used to pay down debts. The company plans to sell the remaining manufacturing equipment and close the Mississauga, Ontario plant. Novex will retain ownership of its proprietary concrete enhancing admixture, all accounts receivable and the Fiberforce trade name. Novex will continue to use the Fiberforce trade name to promote sales of one particular type of concrete-reinforcing fiber that Novex will continue to market to The Home Depot and other home improvement centers and retail outlets.

Item 6.  Exhibits and Reports on Form 8-K

          10.7 Certificate of Designation between The Sherwin-Williams Company And Registrant re Conversion of Note to Preferred Stock

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Novex Systems International Incorporated has duly caused this report to be signed on its behalf by the undersigned person who is duly authorized to sign on behalf of the Registrant and as chief accounting officer.

NOVEX SYSTEMS INTERNATIONAL, INC.


By: /s/ Daniel W. Dowe
    -------------------------------------
    Daniel W. Dowe
    President and Chief Executive Officer


Date: October 23, 2000