Form 10QSB
period 2000-11-30
NOVEX SYSTEMS INTERNATIONAL INC
filed 2001-01-19
CIK 945634

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000 or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                        ----------  ----------.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              New York                0-26112                41-1759882
        -----------------------     ------------         -------------------
        (State of Jurisdiction)     (Commission            (IRS Employer
                                    File Number)         Identification No.)

                   16 Cherry Street Clifton, New Jersey 07014
                   -------------------------------------------
               (Address of Principal Executive offices) (Zip Code)

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

The Company had 23,173,988 shares of its $.001 par value common stock and 1,390,388 shares of its $.001 par value preferred stock issued and outstanding on November 30, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

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

           Consolidated Balance Sheet as of
           November 30, 2000 and May 31, 2000................................F-1

           Consolidated Statements of Operations for the three months ended November 30, 2000 and November 30, 1999 (Restated) and for the six months ended November 30, 2000 and
           November 30, 1999.................................................F-2

           Consolidated Statements of Cash Flows for the
           six months ended November 30, 2000 and
           November 30, 1999.................................................F-3

           Notes to Financial Statements ....................................F-4


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................1

Part II    Other Information

Item 1.    Legal Proceedings...................................................4

Item 2.    Changes in Securities...............................................4

Item 3.    Defaults Upon Senior Securities.....................................5

Item 4.    Submission of Matters to a Vote of Security Holders.................5

Item 5.    Other Information...................................................5

Item 6.    Exhibits and Reports on Form 8-K....................................5

                                     PART I


                                                                            Page
No.

Item 1.    Financial Information (Unaudited)

           Consolidated Balance Sheet as of
           November 30, 2000 and May 31, 2000................................F-1

           Consolidated Statements of Operations for the three months ended November 30, 2000 and November 30, 1999 (Restated) and for the six months ended November 30, 2000 and
           November 30, 1999.................................................F-2

           Consolidated Statements of Cash Flows for the
           six months ended November 30, 2000 and
           November 30, 1999.................................................F-3

           Notes to Financial Statements ....................................F-4

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                                                       November 30,                May 31,
                                                                                           2000                      2000
                                                                                       -----------               -----------
                                                                                       (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                         $        --               $       285
     Accounts receivable, net                                                              472,545                   553,270
     Inventories                                                                           382,955                   299,121
     Prepaid expenses and other current assets                                              63,722                     8,040
     Net assets of discontinued operations                                                  42,250                   433,454
                                                                                       -----------               -----------

         TOTAL CURRENT ASSETS                                                              961,472                 1,294,170

PROPERTY AND EQUIPMENT, net of
     accumulated depreciation and amortization                                           1,360,520                 1,341,713

GOODWILL, net of accumulated amortization                                                  703,879                   541,095

OTHER ASSETS                                                                                 7,565                    11,445
                                                                                       -----------               -----------

                                                                                       $ 3,033,436               $ 3,188,423
                                                                                       ===========               ===========


               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
               -------------------------------------------------

CURRENT LIABILITIES:
     Cash overdraft                                                                    $    47,655               $    40,297
     Current portion of long term debt                                                     216,351                   989,223
     Due to factor                                                                              --                    68,184
     Note payable                                                                               --                 1,281,351
     Bank line of credit                                                                   656,322                   701,310
     Accounts payable                                                                      896,501                   615,965
     Loans payable -  shareholders                                                         106,456                    71,488
     Accrued interest                                                                       11,657                   105,155
     Accrued expenses and other current liabilities                                        177,924                    50,778
                                                                                       -----------               -----------

         TOTAL CURRENT LIABILITIES                                                       2,112,866                 3,923,751
                                                                                       -----------               -----------

COMMITMENTS AND CONTINGENCIES                                                                   --                        --

LONG TERM DEBT, net of current portion                                                     720,265                        --

SHAREHOLDERS' EQUITY(DEFICIENCY):
     Cumulative preferred stock - $.001 par value
         10,000,000 shares authorized,
         1,390,388 shares issued and outstanding                                         1,390,388                        --
     Common stock - $0.001 par value
         50,000,000 shares authorized,
         23,173,988 and 15,250,771 shares
         issued and outstanding, respectively                                               23,174                    22,144
     Additional paid-in capital                                                          5,947,445                 5,807,575
     Accumulated deficit                                                                (7,160,702)               (6,565,046)
                                                                                       -----------               -----------

         TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                                           200,305                  (735,327)
                                                                                       -----------               -----------

                                                                                       $ 3,033,435               $ 3,188,424
                                                                                       ===========               ===========

                 See notes to consolidated financial statements

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                            Three months ended              Six months ended
                                                                                November 30,                   November 30,
                                                                       ----------------------------    ----------------------------
                                                                           2000            1999            2000             1999
                                                                                        (Restated)
                                                                       ------------    ------------    ------------    ------------
                                                                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
NET SALES                                                              $    504,561    $    415,550    $  1,002,394    $    537,935
COST OF GOOD SOLD                                                           351,401         321,920         664,708         324,688
                                                                       ------------    ------------    ------------    ------------
GROSS PROFIT                                                                153,160          93,630         337,686         213,247

SELLING, GENERAL AND ADMINISTRATIVE                                         266,404         240,641         499,948         480,669
                                                                       ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                                       (113,244)       (147,011)       (162,262)       (267,422)
                                                                       ------------    ------------    ------------    ------------

OTHER EXPENSES:
       Interest expense                                                     (69,017)        (53,363)       (150,938)       (113,072)
       Amortization of debt discount                                         (2,638)             --          (5,276)        (28,870)
                                                                       ------------    ------------    ------------    ------------
                  OTHER EXPENSES                                            (71,655)        (53,363)       (156,214)       (141,942)
                                                                       ------------    ------------    ------------    ------------

LOSS FROM CONTINUING OPERATIONS                                            (184,899)       (200,374)       (318,476)       (409,364)

DISCONTINUED OPERATIONS:
       Loss from operations of Novex Canada                                      --           9,861         (48,124)       (133,004)
       Loss on disposal of Novex Canada including
         operating losses during the phase out period of $102,190          (229,056)             --        (229,056)             --
                                                                       ------------    ------------    ------------    ------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                 (229,056)          9,861        (277,180)       (133,004)
                                                                       ------------    ------------    ------------    ------------

NET LOSS                                                               $   (413,955)   $   (210,235)   $   (595,656)   $   (542,368)
                                                                       ============    ============    ============    ============


NET LOSS PER COMMON SHARE, basic and diluted:
       Continuing operations                                                  (0.01)          (0.01)          (0.02)          (0.02)
       Discontinued operations                                                (0.01)             --           (0.01)          (0.01)
                                                                       ------------    ------------    ------------    ------------
NET LOSS PER COMMON SHARE, basic and diluted                           $      (0.02)   $      (0.01)   $      (0.03)   $      (0.03)
                                                                       ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING, basic and diluted                             23,143,988      21,987,738      22,834,425      20,233,440
                                                                       ============    ============    ============    ============

                 See notes to consolidated financial statements

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Six months ended
                                                                                                       November 30,
                                                                                             --------------------------------
                                                                                                 2000                 1999
                                                                                             -----------          -----------
                                                                                             (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                $  (595,656)         $  (542,368)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
            Provision for bad debts                                                               12,955                   --
            Depreciation and amortization                                                         63,996               51,902
            Common stock and options issued for payment
                of services and compensation                                                       3,900                7,500
            Amortization of debt discount                                                          5,276               28,870
     Changes in assets and liabilities, net of the effect from acquisition:
            Accounts receivables                                                                  67,770             (495,716)
            Inventories                                                                          (83,834)            (273,308)
            Prepaid and other current assets                                                     (55,682)             (34,134)
            Net assets of discontinued operations                                                391,204                   --
            Other assets                                                                           3,880                6,059
            Accounts payable                                                                     280,536              304,960
            Accrued interest                                                                      15,540                   --
            Accrued expenses and other current liabilities                                       127,145               88,501
                                                                                             -----------          -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                              237,030             (857,734)
                                                                                             -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of business, net of cash acquired                                          (108,588)            (800,000)
                                                                                             -----------          -----------
NET CASH USED IN INVESTING ACTIVITIES                                                           (108,588)            (800,000)
                                                                                             -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash overdraft                                                                            7,358                   --
         Due to factor                                                                           (68,184)              (3,700)
         Proceeds from loans payable - shareholders                                               33,093               30,378
         Proceeds from bank line of credit                                                       (44,988)             434,741
         Proceeds from debt financing                                                                 --            1,222,506
         Repayment of debt obligations                                                           (56,006)                  --
                                                                                             -----------          -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                             (128,727)           1,683,925
                                                                                             -----------          -----------

NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                                                                               (285)              26,191
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF YEAR                                                                               285                1,788
                                                                                             -----------          -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                     $        --          $    27,979
                                                                                             ===========          ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
                Interest                                                                     $   133,447          $    91,999
                                                                                             ===========          ===========
                Income taxes                                                                 $        --          $        --
                                                                                             ===========          ===========
         Non-cash financing and investing activities:
                Conversion of debt and interest to equity                                    $ 1,390,388          $ 1,033,500
                                                                                             ===========          ===========
                Common stock issued for assets acquired                                      $   137,000          $   260,000
                                                                                             ===========          ===========
                Note payable issued for assets acquired                                      $        --          $ 1,294,973
                                                                                             ===========          ===========

                 See notes to consolidated financial statements.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 SIX MONTHS ENDED NOVEMBER 30, 2000 (unaudited)

1.   BASIS OF PRESENTATION AND RESTATEMENT

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operation results for the six months period ended November 30, 2000 are not necessarily indicative of the result that may be expected for the year ended May 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2000.

     At the time of preparing the Form 10-Q for the first quarter ending August 31, 1999, Novex had owned the Por-Rok unit for two weeks and used a cost of goods sold rate of 40% (or an estimated gross profit of 60%) to estimate the ending inventory versus an actual amount based on a physical count for the period. During the second quarter ending November 30, 1999, Novex conducted a physical inventory in order to implement a perpetual inventory system. As a result, Novex determined that they had incorrectly estimated the ending inventory for the first quarter. Therefore, Novex prepared a roll-forward of the Por-Rok inventory from the acquisition date of the Por-Rok unit, August 13, 1999, to the end of the quarter and as well analyzed the mix of product gross profit margins for Por-Rok. Thus, Novex has restated the ending inventory from $219,581 to $157,988 and a $61,593 increase in net loss from $270,540 to $332,133 for the three months ended August 31, 1999. The inventory has been revised to reflect the discontinued operations of Novex Canada (see Note 3). The increase in net loss did not have a material effect on net loss per share.

     As a result of the above, for the three months ended November 30, 1999, the net loss before the correction of the error of $271,828 decreased by 61,593 to a net loss of $210,235. The decrease in the net loss did not have a material effect on the net loss per share.

2.   LOSS PER SHARE

     Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the six months ended November 30, 2000 and November 30, 1999 diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 SIX MONTHS ENDED NOVEMBER 30, 2000 (unaudited)


3.   DISCONTINUED OPERATION

     In October and December 2000, the Company entered into agreements to sell the assets, except for accounts receivable and the Fiberforce trade name, of its subsidiary, Novex Systems International, Ltd. ("Novex Canada"), for approximately $245,300. The balance sheet, results of operations and cash flows for Novex Canada has been reclassified as discontinued operations for all periods presented.

     The remaining asset of the discontinued operation at November 30, 2000 is a receivable for $42,250 due from the sale of property and equipment.

     Summarized results of the discontinued operation is as follows:

                                                 For the six months ended
                                                       November 30,
                                              ------------------------------
                                                 2000                 1999
                                              ---------            ---------

     Net Sales                                $ 100,643            $ 313,539
                                              =========            =========

     Loss from operations                     $ (48,124)           $(133,004)
     Loss on disposal                          (229,056)                  --
                                              ---------            ---------
     Total loss on discontinued
       operations                             $(277,180)           $(133,004)
                                              =========            =========

4.   INVENTORIES

     Inventories were determined based on the perpetual inventory system and consisted of the following:

                                                    November 30,
                                                       2000
                                                    -----------
                                                    (unaudited)

               Raw Material                          $144,551

               Finished Goods                         238,404
                                                     --------
                                                     $382,955
                                                     ========

5.   SHAREHOLDERS' DEFICIENCY

     During August 2000, Novex issued 30,000 shares as compensation for services rendered.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 SIX MONTHS ENDED NOVEMBER 30, 2000 (unaudited)


6.   SEGMENT INFORMATION

     The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") as of June 1, 1997. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operation decision maker or decision making group, in making decisions how to allocate resources and assess performance. Historically, the Company has viewed its operations as principally two segments, the fiber business and the Allied/Por-Rok business. During October 2000, the Company divested of its subsidiary (see
     Note 3), Novex Systems International, Ltd., and as a result, the chief operating decision-maker no longer receives discrete financial information about individual components of the Company's operations.

7.   ACQUISITION

     On August 1, 2000, the Company acquired certain assets from The Sta-Dri Company of Odenton, Maryland and the unaudited pro-forma results of operations of the Company and Sta-Dri, as if the acquisition occurred on June 1, 1999, have not been provided since they were not considered material to the financial statements.

8.   CONTINGENCY

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

9.   SUBSEQUENT EVENTS

     On December 21, 2000, the Company entered into a short-term financing arrangement for $600,000. The short-term loan bears interest at 10% per annum and the principal plus interest is due on June 19, 2001. The short-term financing is secured by a subordinated security interest in Novex's plant and equipment. In addition, the Company issued 600,000 shares of restricted common stock as consideration for the short-term financing and has granted piggyback registration rights.

                NOVEX SYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 SIX MONTHS ENDED NOVEMBER 30, 2000 (unaudited)


9.   SUBSEQUENT EVENTS (Continued)

     On December 26, 2000, the Company's commercial bank notified the Company that they are no longer in default on their financing arrangement as result of paying approximately $444,000 on the bank credit facility.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-QSB. The Financial Statements for the six month period ended November 30, 2000, included in this Form 10-QSB are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Six months ending November 30, 2000 vs. November 30, 1999

     Effective October 19, 2000, Novex discontinued the operations of its subsidiary, Novex Canada and, therefore, sold certain assets used in the manufacturing of concrete reinforcing fibers to Interstar Materials Inc. of Quebec, Canada. Part of the proceeds were used to pay off the outstanding balance on the equipment loan from Montcap Financial Corporation. The remaining cash proceeds were used to pay down debts. The company sold the remaining manufacturing equipment and closed the Mississauga, Ontario plant in December 2000. Novex will retain ownership of its proprietary concrete enhancing admixture, all accounts receivable and the Fiberforce trade name. Novex will continue to use the Fiberforce trade name to promote sales of one particular type of concrete-reinforcing fiber that Novex will continue to market to The Home Depot and other home improvement centers and retail outlets.

     In the six month period ended November 30, 2000, Novex had net sales of $1,002,394 versus $537,935 in the corresponding six month period in 1999. Cost of goods sold in this period was $664,708 which was approximately 66% of gross revenues, versus 60% in 1999. Novex incurred general and administrative costs of $499,948, which resulted in a loss from operations of $162,262 in this period. In this period, Novex incurred $156,214 in interest expense including $5,696 of amortization of debt discount.

     Included in the general and administrative costs of $499,948, were approximately $90,000 of non-recurring expenses for professional fees, relocating the Sta-Dri operation and miscellaneous costs. The increase in sales, cost of goods sold and general operating expenses during this period was attributable primarily to the Por-Rok acquisition and the integration of the line of products acquired from The Sta-Dri Company ("Sta-Dri") in August 2000. The Sta-Dri products include a line of masonry waterproofing and building products that have been in existence for over 40 years. Upon purchasing the Sta-Dri assets Novex relocated the manufacturing processes, marketing and administration of the Sta-Dri products into its Clifton, New Jersey location.

     On November 30, 2000, Novex had $961,472 in current assets which consisted primarily of inventory of $382,955 and accounts receivable of $472,545. The company's property, plant and equipment increased to $1,360,520 net of accumulated depreciation of $99,782 and goodwill increased to $703,879 net of accumulated amortization of $52,953. These increases were directly attributable to Novex's purchase of certain assets from Sta-Dri and were offset by the sale of property and equipment and the write-off of goodwill by Novex Canada to discontinued operations which had net carrying values of $57,613 and $285,730, respectively.

As a result of the sale on October 19 of the Canadian operations, Novex recognized a loss on the disposal of $127,866. Of the $245,332 received from the sale of these operations, approximately $200,000 was used for operations. The balance will be used to pay off the liabilities of the subsidiary. Novex does not expect the discontinued operations of its Canadian subsidiary to have any further impact on future operations.

Three months ending November 30, 2000 vs. November 30, 1999

     In the three month periods ending November 30, 2000 and November 30, 1999, net sales were $504,561 and $415,550 respectively. In the three month period ending November 30, 2000, the Company generated a loss from operation of $113,244.

     In the second quarter of fiscal year May 31, 2001, Novex experienced an increase in its gross margin for the three months ending November 30, 2000 to 30% versus 23% for the three months ended November 30, 1999. This increase was mostly attributable to the increase in sale volume of the Novex's entire line of product which included sales from its newly acquired Sta- Dri masonry waterproofing product line.

     In the three months ending November 30, 2000, Novex experienced an increase in its selling, general and administrative costs to $266,404 as compared to $240,641 in the same period in the previous year. The increase was generally attributable to sales commissions and marketing costs related to participation in industry trade shows. By generating higher sales volume while containing its operating expenditures, Novex experienced a lower loss from operations of $113,244, versus $147,011 in the same period in the previous year.

     Because Novex increased its revolving line of credit to fund its operations it incurred an increase in interest charges to $69,017 versus $53,363 in the same period in the previous year.

Liquidity and Financial Resources at November 30, 2000

     As of November 30, 2000, Novex had $2,112,866 in current liabilities. Of this amount, $656,322 was the balance on Novex's secured revolving line of credit with Dime Commercial Corp. which is used to fund the Company's operations. It had accounts payable of $896,501, accrued expenses of $189,580 and a cash overdraft of $47,655. The loans from shareholders of $106,456 consists of a loan made by Novex's current President, Daniel W. Dowe, in June and July, 1999 to assist Novex with its operating cash flow needs before acquiring the Por-Rok Unit and opening the line of credit with Dime Commercial Corp. and the remaining balance of $54,000 that is owed on a downpayment of $72,000 that Mr. Dowe made at the Sta-Dri acquisition. The $72,000 paid by Mr. Dowe to the former Sta-Dri shareholders was in the form of a check that was secured by 350,000 share of common stock owned by Mr. Dowe. Mr. Dowe has entered into an agreement with Novex's board of directors to have the loan repaid without interest. There is no agreement between Novex's board of directors and Mr. Dowe to repay the loan on a specified date. However, if Novex has adequate cash on hand after it finances another acquisition, or if it becomes profitable, Novex and Mr. Dowe will agree to a mutually acceptable payment plan. At the present time, Mr. Dowe has agreed to allow Novex time to repay the loan with no set conditions for repayment.

     The current and long-term portion of long-term debt consists of a three year term loan and put warrant totalling $811,616, net of a debt discount of $11,600 that was made by Dime Commercial Corp. to enable the Company to acquire the Por-Rok Unit in August 1999 (the "Dime Note"). The remaining portion of the purchase price for the Por-Rok Unit was paid with the Sherwin-Williams Note totalling $1,281,350 which has been converted into 1,390,388 preferred shares. Included in the current portion of long-term debt is a debenture payable for $125,000 that is past due as it matured on May 31, 1999. This $125,000 note is the remaining balance on a bridge loan of $250,000 that was purchased by Novex' largest shareholder, which is a private equity fund managed by Quilcap Corporation.

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

     For the period ended November 30, 2000, sales volume and selling, general and administrative expenses have increased when compared to the same period ended November 30, 1999. The increase in sales has resulted in higher levels of inventory as well as accounts payable and accrued expenses. In addition, the acquisition of Sta-Dri has increased the amount of loans payable to shareholders. Novex believes this trend will continue since it acquired the Sta-Dri assets on August 1, 2000, and therefore, had only the revenues and costs generated from sales of the Sta-Dri products for only four months of the period ending November 30, 2000. While future operating cash inflows should continue to increase, unless Novex's sales volume increases, the company will not have sufficient cash flow to cover its operating, investing and debt payment requirements. Therefore, Novex has developed plans to improve profitability and cash flows and to raising capital, if necessary.

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

     To improve cash flow, Novex is working to procure more favorable payment terms from vendors by extending the payment due date for raw materials and supplies used in manufacturing. These vendors have extended only limited credit to Novex. At the time, the limited credit terms increased our use of cash for operations. In addition, the discontinuation of Novex' Canadian operations on October 19, 2000 will improve cash flow since this unit was operating on a net negative cash flow basis.

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

Part II Other Information

Item 1. Legal Proceedings

     On August 12, 1997, a shareholder who was once a director and officer of Novex ("the Plaintiff") commenced an action against Novex and its former president, Mr. A. Roy Macmillan, to enjoin Novex from taking any action that would restrict the sale of up to 300,000 shares of common stock that he allegedly owns and for the costs he will incur to conduct the lawsuit. He has not asked for, nor does Novex expect him to ask for, damages. The Plaintiff has since named Novex's current president, Mr. Dowe, in the lawsuit. The Plaintiff has no other affiliation with Novex other than for being a shareholder. The plaintiff submitted a motion for summary judgment which the court denied. Novex has raised several defenses to this action and believes that plaintiff's claims are without merit. Novex has also asserted multiple counterclaims against the plaintiff alleging that he caused the company to issue to himself and others stock for work that was never done and at a time when current management believes that fraudulent activities were being undertaken which caused he company's stock price to be overinflated. Plaintiff claims that he received stock as compensation for services rendered. When Novex investigated the matter it found virtually no records of any tangible service. These actions and omissions caused the U.S. Securities and Exchange Commission in or about 1997 to commence an investigation of the company, then known as Stratford Acquisition Corp. It is Novex's understanding that the investigation is still pending and the Company has no information as to what action, if any, the SEC may take pursuant to the investigation. Mel Greenspoon vs. Stratford Acquisition Corporation, et. al., Ontario Court (General Division), Index No. 97-CV-126814.

     On November 16, 2000, Novex entered into a settlement agreement for $41,000 with G.O.D. trucking company to settle a dispute relating to shipping charges incurred in late 1999 and early 2000. As of the date of this filing, the entire settlement amount has been paid. G.O.D. Inc. v. Novex Systems International, Inc., Superior Court of New Jersey (Law Division), Passaic County, Docket No. L-3031-00.

Item 2. Changes in Securities. None.

Item 3. Defaults Upon Senior Securities

     On September 1, 2000, Dime Commercial Corp. issued a formal default notice to the company and demanded full payment of its two notes. The default notice was retracted on December 26, 2000, as a result of the Registrant's payment of approximately $444,000 on the Dime's credit facility. The funds to pay down the loans were made available in part through the sale of the Registrant's Canadian facility as well as through a six-month secured bridge loan which the company received from a private investor on December 21, 2000. (See Item 5 below).

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information

     On December 21, 2000, the Registrant obtained from a private investor a six-month secured bridge loan in the amount of $600,000. The bridge loan bears interest at a rate of 10% per annum. In exchange for the bridge financing, the Registrant issued 600,000 shares of its common stock to the investor. The Bridge
Note is also secured by the same assets as, and is subordinated to, the Dime
Note.

Item 6. Exhibits and Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Novex Systems International Incorporated has duly caused this report to be signed on its behalf by the undersigned person who is duly authorized to sign on behalf of the Registrant and as chief accounting officer.

NOVEX SYSTEMS INTERNATIONAL, INC.


By: /s/ Daniel W. Dowe
    ----------------------------------------
       Daniel W. Dowe
       President and Chief Executive Officer


Date: January 19, 2001