Form 10QSB
period 2001-02-28
NOVEX SYSTEMS INTERNATIONAL INC
filed 2001-04-19
CIK 945634

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001 or

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

The Company had 24,598,988 shares of its $.001 par value common stock and 1,390,388 shares of its $.001 par value preferred stock issued and outstanding on February 28, 2001.

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

         Balance Sheet as of February 28, 2001..............................F-1

         Statements of Operations for the Three Months Ended
         February 28, 2001 and February 29, 2000 and for the
         Nine Months Ended February 28, 2001 and February
         29, 2000...........................................................F-2

         Statements of Cash Flows for the Nine Months Ended
         February 28, 2001 and February 29, 2000............................F-3

         Notes to Financial Statements .....................................F-4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................1

Part II  Other Information

Item 1.  Legal Proceedings....................................................4

Item 2.  Changes in Securities................................................4

Item 3.  Defaults Upon Senior Securities......................................5

Item 4.  Submission of Matters to a Vote of Security Holders..................5

Item 5.  Other Information....................................................5

Item 6.  Exhibits and Reports on Form 8-K.....................................5

                                     PART I

                                                                        Page No.
                                                                        --------
Item 1.  Financial Statements (Unaudited)

         Balance Sheet as of February 28, 2001..............................F-1

         Statements of Operations for the Three Months Ended
         February 28, 2001 and February 29, 2000 and for the
         Nine Months Ended February 28, 2001 and February
         29, 2000...........................................................F-2

         Statements of Cash Flows for the Nine Months Ended
         February 28, 2001 and February 29, 2000............................F-3

         Notes to Financial Statements .....................................F-4

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                                  BALANCE SHEET
                                FEBRUARY 28, 2001
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash                                                              $    46,035
  Accounts receivable, net                                              477,823
  Inventories                                                           424,858
  Prepaid expenses and other current assets                              53,939
                                                                    -----------

    TOTAL CURRENT  ASSETS                                             1,002,655

PROPERTY, PLANT AND EQUIPMENT, net of
 accumulated depreciation and amortization                            1,339,353

GOODWILL, net of accumulated amortization                               691,493

OTHER ASSETS                                                              7,565
                                                                    -----------

                                                                    $ 3,041,066
                                                                    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Cash overdraft                                                    $    43,234
  Current portion of long term debt                                     216,514
  Note payable                                                          674,300
  Bank line of credit                                                   479,061
  Accounts payable                                                      690,164
  Loans payable - shareholders                                           83,390
  Accrued expenses and other current liabilities                         17,665
                                                                    -----------

    TOTAL CURRENT  LIABILITIES                                        2,204,328
                                                                    -----------

COMMITMENTS AND CONTINGENCY

LONG TERM DEBT, net of current portion                                  704,367

SHAREHOLDERS' EQUITY:
  Convertible preferred stock - $.001 par value
   10,000,000 shares authorized,
   1,390,388 shares issued and outstanding                            1,390,388
  Common stock - $0.001 par value
   50,000,000 shares authorized,
   24,598,988 shares issued
   and outstanding                                                       24,599
  Additional paid-in capital                                          6,039,820
  Accumulated deficit                                                (7,320,796)
  Deferred compensation                                                  (1,640)
                                                                    -----------

    TOTAL SHAREHOLDERS' EQUITY                                          132,371
                                                                    -----------

                                                                    $ 3,041,066
                                                                    ===========


                 See notes to consolidated financial statements

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS

                                                       Three Months Ended               Nine Months Ended
                                                       February 28 and 29,              February 28 and 29,
                                                   ----------------------------    ----------------------------
                                                       2001            2000            2001            2000
                                                   ------------    ------------    ------------    ------------
                                                    (Unaudited)    (Unaudited)      (Unaudited)    (Unaudited)
NET SALES                                          $    374,559    $    500,089    $  1,376,953    $  1,038,024
COST OF GOODS SOLD                                      228,432         342,637         893,140         667,325
                                                   ------------    ------------    ------------    ------------
GROSS PROFIT                                            146,127         157,452         483,813         370,699

SELLING, GENERAL AND ADMINISTRATIVE                     237,813         274,991         737,761         755,660
                                                   ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                    (91,686)       (117,539)       (253,948)       (384,961)
                                                   ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):
     Interest expense                                   (51,774)        (61,570)       (202,712)       (174,642)
     Amortization of debt discount                      (16,634)           --           (21,910)        (28,870)
                                                   ------------    ------------    ------------    ------------
         OTHER EXPENSES, net                            (68,408)        (61,570)       (224,622)       (203,512)
                                                   ------------    ------------    ------------    ------------

LOSS FROM CONTINUING OPERATIONS                        (160,094)       (179,109)       (478,570)       (588,473)

DISCONTINUED OPERATIONS:
     Loss from operations of Novex Canada                  --          (138,481)        (48,124)       (271,485)
     Loss on disposal of Novex Canada including
      operating losses during the phase
      out period of $102,190                               --              --          (229,056)           --
                                                   ------------    ------------    ------------    ------------
LOSS FROM DISCONTINUED OPERATIONS                          --          (138,481)       (277,180)       (271,485)
                                                   ------------    ------------    ------------    ------------

NET LOSS                                           $   (160,094)   $   (317,590)   $   (755,750)   $   (859,958)
                                                   ============    ============    ============    ============


NET LOSS PER COMMON SHARE, basic and diluted:
     Continuing operations                                (0.01)          (0.01)          (0.02)          (0.03)
     Discontinued operations                               --              --             (0.01)          (0.01)
                                                   ------------    ------------    ------------    ------------
NET LOSS PER COMMON SHARE, basic and diluted       $      (0.01)   $      (0.01)   $      (0.03)   $      (0.04)
                                                   ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING, basic and diluted           23,958,155      21,987,738      23,224,995      20,818,206
                                                   ============    ============    ============    ============


                 See notes to consolidated financial statments.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                Nine Months Ended
                                                                               February 28 and 29,
                                                                           --------------------------
                                                                              2001            2000
                                                                           -----------    -----------
                                                                            (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $  (755,750)   $  (859,958)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Provision for bad debts                                                    21,053           --
     Depreciation and amortization                                              97,961         43,574
     Common stock and options issued for payment
      of services and compensation                                               6,360         15,000
     Amortization of debt discount                                              21,910         28,870
  Changes in assets and liabilities, net of the effect from acquisition:
     Accounts receivable                                                        54,394       (248,788)
     Inventories                                                              (125,737)      (262,720)
     Prepaid and other current assets                                          (45,899)       (50,936)
     Net assets of discontinued operations                                     433,454        139,764
     Other assets                                                                3,880          8,611
     Accounts payable                                                           74,199        292,113
     Accrued interest                                                            5,751           --
     Accrued expenses and other current liabilities                            (34,968)       133,143
                                                                           -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                         (243,392)      (761,327)
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                         (424)          --
     Acquisition of business, net of cash acquired                            (108,588)      (800,000)
                                                                           -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                         (109,012)      (800,000)
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                                              2,937           --
     Due to factor                                                             (68,184)        21,418
     Proceeds from loans payable -  shareholders                                 9,092         31,925
     (Repayment of) proceeds from bank line of credit                         (222,249)       601,172
     Proceeds from debt financing                                              700,000        907,044
     Repayment of debt obligations                                             (73,442)          --
     Proceeds from the issuance of common stock                                 50,000           --
                                                                           -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      398,154      1,561,559
                                                                           -----------    -----------
NET INCREASE IN CASH                                                            45,750            232
CASH  AT BEGINNING OF YEAR                                                         285          1,788
                                                                           -----------    -----------
CASH AT END OF YEAR                                                        $    46,035    $     2,020
                                                                           ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
       Interest                                                            $   191,230    $   146,447
                                                                           ===========    ===========
       Income taxes                                                        $      --      $      --
                                                                           ===========    ===========
     Non-cash financing and investing activities:
       Conversion of debt and interest to equity                           $ 1,390,388    $ 1,033,500
                                                                           ===========    ===========
       Common stock issued for assets acquired                             $   137,000    $   260,000
                                                                           ===========    ===========
       Note payable issued for assets acquired                             $      --      $ 1,294,973
                                                                           ===========    ===========


                 See notes to consolidated financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED February 28, 2001 (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operation results for the nine months ended February 28, 2001 are not necessarily indicative of the result that may be expected for the year ended May 31, 2001. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2000.

2.   LOSS PER SHARE

     Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the nine months ended February 28, 2001 and February 29, 2000 diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive.

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

     Summarized results of the discontinued operation is as follows:

                                  For the Nine Months Ended
                                     February 28 and 29,
                                  -------------------------
                                     2001           2000
                                  ---------       ---------

     Net Sales                    $ 100,643       $ 352,388
                                  =========       =========

     Loss from operations         $ (48,124)      $(271,485)
     Loss on disposal              (229,056)           --
                                  ---------       ---------
     Total loss on discontinued
       operations                 $(277,056)      $(271,485)
                                  =========       =========

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED February 28, 2001 (unaudited)

4.   INVENTORIES

     Inventories were determined based on the perpetual inventory system and consisted of the following:

                                                    February 28, 2001
                                                    -----------------
     Raw Material                                        $114,079
     Finished Goods                                       310,779
                                                         --------
                                                         $424,858
                                                         ========

5.   NOTES PAYABLE

     The Company has a financing arrangement for $674,300, net of a debt discount of $25,700, that bears interest at 10% per annum and the principal plus interest is due on June 19, 2001. The note is secured by a subordinated security interest in Novex's property, plant and equipment. In addition, the Company issued 700,000 shares of restricted common stock to the note holder as consideration for the financing and has granted piggyback registration rights. The common stock was valued at $39,700 and amortization of debt discount of $14,000 has been recorded for the nine months ended February 28, 2001.

     On March 28, 2001, the Company raised an additional $50,000 from the same note holder, with the same terms as above, and issued 100,000 shares of restricted common stock. The common stock was valued at $3,050 and will be recorded as additional debt discount.

     On December 26, 2000, the Company's commercial bank notified the Company that they are no longer in default on their financing arrangement as result of paying approximately $444,000 on the bank credit facility.

6.   SHAREHOLDERS' EQUITY

     During August 2000, Novex issued 30,000 shares of restricted common stock for services rendered. The common stock was valued at $3,900 and recorded as consulting expense.

     In December 2000, the company issued 100,000 shares of restricted common stock for investor relation services. The common stock was valued at $4,100 and $2,460 was recorded as consulting expenses with the remaining amount of $1,640 recorded as deferred compensation.

     During February 2001, the Company raised $50,000 from the sale of 625,000 shares of restricted common stock.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED February 28, 2001 (unaudited)

7.   SEGMENT INFORMATION

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

8.   ACQUISITION

     On August 1, 2000, the Company acquired certain assets from The Sta-Dri Company of Odenton, Maryland and the unaudited pro-forma results of operations of the Company and Sta-Dri, as if the acquisition occurred on June 1, 1999, have not been provided since they were not considered material to the financial statements.

9.   CONTINGENCY

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-QSB. The Financial Statements for the nine month period ended February 28, 2001, included in this Form 10-QSB are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period. Results of Operations

Nine months ending February 28, 2000 vs. February 29, 2001

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

     In the nine month period ended February 28, 2001, Novex had net sales of $1,376,953 versus $1,038,024 in the corresponding nine month period in 2000. Cost of goods sold in this period was $893,140 which was approximately 65% of gross revenues, versus 64% in 2000. Novex incurred general and administrative costs of $737,761, which resulted in a loss from operations of $253,948 in this period. In this period, Novex incurred $202,712 in interest expense including $21,910 of amortization of debt discount.

     Included in the general and administrative costs were approximately $15,000 of non-recurring expenses relating to the sale of Novex's Canadian operation. The increase in sales, cost of goods sold and general operating expenses during this period was attributable primarily to the company's improvement of its sales and marketing efforts.

     On February 28, 2001, Novex had $1,002,655 in current assets which consisted primarily of inventory of $424,858 and accounts receivable of $477,823. The company's property, plant and equipment was $1,339,353 net of accumulated depreciation of $121,387 and goodwill of $691,493 net of accumulated amortization of $65,339. These increases were directly attributable to Novex's purchase of certain assets from Sta-Dri and were offset by the sale of property and equipment and the write-off of goodwill by Novex Canada to discontinued operations which had net carrying values of $53,000 and $285,730, respectively.

     As a result of the sale on October 19 of the Canadian operations, Novex recognized a loss on disposal of $126,866. Of the $245,332 received from the sale of these operations, approximately $200,000 was used for operations. The balance will be used to pay off the liabilities of the subsidiary. Novex does not expect the discontinued operations of its Canadian subsidiary to have any further impact on future operations.

Three months ending February 28, 2001 vs. February 29, 2000

     In the three month periods ending February 28, 2001, and February 29, 2000, net sales were $374,559 and $500,089, respectively. In the three month period ending February 28, 2001, the Company generated a loss from operation of $160,094. Also, on February 28, 2001, the company had approximately $130,000 of unshipped orders which the company expects to realize a 39% gross profit margin on these sales, or a $50,700 gross profit.

     In the third quarter of fiscal year May 31, 2001, Novex experienced an increase in its gross margin for the three months ending February 28, 2001 to 39% versus 32% for the three months ended February 29, 2000. This increase was mostly attributable to the increase in sale volume of the Novex's newly acquired Sta-Dri masonry waterproofing product line which generates higher margins than the products sold by Novex's former Canadian operation.

     In the three months ending February 28, 2001, Novex experienced a decrease in its selling, general and administrative costs to $237,813 as compared to $274,991 in the same period in the previous year. The decrease was attributable to lower general and administrative costs resulting from the discontinuation of the company's Canadian operation.

     Because Novex decreased its revolving line of credit to fund its operations it incurred lower interest charges of $51,774 versus $61,570 in the same period in the previous year.

Liquidity and Financial Resources at February 28, 2001

     As of February 28, 2001, Novex had $2,204,328 in current liabilities. Of this amount, $479,061 was the balance on Novex's secured revolving line of credit with Dime Commercial Corp. which is used to fund the Company's operations. It had accounts payable of $690,164 accrued expenses of $17,665 and a cash overdraft of $43,214. The loans from shareholders of $83,390 consists of a loan made by Novex's current President, Daniel W. Dowe, in June and July, 1999 to assist Novex with its operating cash flow needs before acquiring the Por-Rok Unit and opening the line of credit with Dime Commercial Corp. and the remaining balance of $30,000 that is owed on a downpayment of $72,000 that Mr. Dowe made at the Sta-Dri acquisition. The $72,000 paid by Mr. Dowe to the former Sta-Dri shareholders was in the form of a check that was secured by 350,000 shares of common stock owned by Mr. Dowe.

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

     On December 21, 2000, the Registrant obtained from a private investor a six-month secured bridge loan in the amount of $600,000 (the "Bridge Note"). The Bridge Note bears interest at a rate of 10% per annum. In exchange for the bridge financing, the Registrant issued 600,000 shares of its common stock to the investor. On February 21, 2001, the same private investor made an additional bridge loan of $100,000 for which he received 100,000 shares of common stock. The terms of the additional bridge loans are identical to those of the original Bridge Note. He also made an equity investment of $50,000 on February 1, 2001 for which he received 625,000 shares of the Registrant's common stock.

     The current and long-term portion of long-term debt consists of a three year term loan and put warrant totaling, $795,880 net of a debt discount of $9,900 that was made by Dime Commercial Corp. to enable the Company to acquire the Por-Rok Unit in August 1999 (the "Dime Note"). The remaining portion of the purchase price for the Por-Rok Unit was paid with the Sherwin-Williams Note totaling $1,281,350 which has been converted into 1,390,388 preferred shares. Included in the current portion of long-term debt is a debenture payable for $125,000 that is past due as it matured on May 31, 1999. This $125,000 note is the remaining balance on a bridge loan of $250,000 that was purchased by Novex' largest shareholder, which is a private equity fund managed by Quilcap Corporation.

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

     For the period ended February 28, 2001, gross profit percentage has increased and selling, general and administrative expenses have decreased when compared to the same period ended February 29, 2000. The increase in the gross profit percentage has resulted in lower levels of inventory, interest and accrued expenses. While the Company expects the current negative operating cash flows to decrease, unless Novex's sales volume increases, the company will not have sufficient cash flow to cover its operating, investing and debt payment requirements. Therefore, Novex has developed plans to improve profitability and cash flows and to raising capital, if necessary.

     To improve Novex's profitability, management has undertaken a number of initiatives to increase sales and reduce expenses. For example, Novex has issued a new price list and freight policy that became effective June 1, 2000. The new price list has improved Novex's margins on sales of its Por-Rok products and the new freight policy passes all outgoing freight charges to the customers. In addition, management is aggressively pursuing sales of the Por-Rok and Sta-Dri products to large home center stores and major cooperative retailers of building materials.

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

Item 2.  Changes in Securities.

     During this quarter, the Registrant issued 700,000 shares of its common stock to a private investor who made a bridge loan to the company totaling $700,000. The same investor purchased an additional 625,000 shares of common stock for $50,000. The Registrant also issued 100,000 shares to an individual for investor relations services to be provided.

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


NOVEX SYSTEMS INTERNATIONAL, INC.


By: /s/ Daniel W. Dowe
    -----------------------------------------
        Daniel W. Dowe
        President and Chief Executive Officer


Date: April 19, 2001