Form 10KSB
period 2001-05-31
NOVEX SYSTEMS INTERNATIONAL INC
filed 2001-08-31
CIK 945634

FORM 10-KSB

                                  UNITED STATE
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED May 31, 2001.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                    --------    --------

                        NOVEX SYSTEMS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

      New York                      0-26112                    41-1759882
(State of Jurisdiction)     (Commission File Number)     (IRS Employer ID No.)

16 Cherry Street                        Clifton, New Jersey              07014
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

Based on the closing sale price of $.15 on May 31, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $2,100,000. The company had 24,648,988 shares of its $.001 par value common stock and 1,390,388 shares of its $.001 par value preferred stock issued and outstanding on May 31, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K                                      Incorporated Document
None

                        NOVEX SYSTEMS INTERNATIONAL, INC.

                                Table of Contents

                                                                        Page No.
Part I

Item 1.    Business and Risk Factors                                          1

Item 2.    Properties                                                        20

Item 3.    Legal Proceedings                                                 21

Item 4.    Submission of Matters to a Vote of Security                       21
           Holders

Part II

Item 5.    Market for Registrant's Common Equity and Related                 22
           Stockholder Matters

Item 6.    Selected Financial Data                                           23

Item 7.    Management's Discussion and Analysis of Financial Condition       24
           and Results of Operations

Item 8.    Financial Statements and Supplementary Data                       29

Item 9.    Changes in and Disagreements with Accountants on                  30
            Accounting and Financial Disclosure

Part III

Item 10.   Directors and Executive Officers of the Registrant                30

Item 11.   Executive Compensation                                            32

Item 12.   Security Ownership of Certain Beneficial Owners and               33
           Management

Item 13.   Certain Relationships and Related Transactions                    34

Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form      35
           8-K

                                     PART I

Item 1.    Business and Risk Factors

Novex will be subject to numerous and substantial economic, operational and other risks which should be carefully evaluated. For a more detailed discussion of the risk factors involved in the investment being offered in this offering, see the following Risk Factors.

                                  RISK FACTORS

Novex evolved from the development stage in mid-1998 and any evaluation of the Company and its business should only be made after having given careful consideration to the following risk factors, in addition to those appearing elsewhere in this Form 10-KSB.

Our limited operating history makes it difficult for investors to evaluate our business based on past performance - Novex has only had manufacturing operations and related revenues since April 1998 and we have only owned the Por-Rok business since August, 1999. As a result, it may be difficult for investors to evaluate our business and its prospects based on prior performance.

Novex has had losses and may not be able to achieve profitability. Novex has recorded net losses for each year of operation (1994-2001). In addition, a significant portion of our assets are attributable to goodwill. In August, 2000, Novex purchased all the assets of The Sta-Dri Company, which resulted in goodwill of $185,587 and is being amortized on a straight-line method over 15 years. As of May 31, 2001, goodwill net of accumulated amortization amounted to $678,236. Amortization expense charged to operations for the fiscal year 2001 was approximately $48,000. Management will periodically review the recoverability of goodwill to determine if it has been impaired. Events that may cause an impairment would be Novex's future intentions with regard to the operations, and the operations forecasted undiscounted cash flows. Any reduction in the value of goodwill would be to the extent that the present value of the expected future cash flows are less than the carrying amount of goodwill. This analysis may result in a complete or partial write-off or acceleration of the amortization period. A write-down of part or all of this would hurt our results of operations and make it even more difficult to achieve profitability in the future. Going forward, Novex anticipates incurring significant expenses, including product and service development expenses, sales and marketing costs and administrative expenses, as well as other problems, expenses, delays and other uncertainties inherent in a business with a relatively short history of operations which is seeking to expand its operations. Accordingly, these factors will also make it more difficult to achieve profitability in the near future. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Financial Statements and Notes."

If Novex cannot expand its limited product line, its ability to increase revenues and become profitable will be hampered. In the construction products industry, end-users would prefer to use one manufacturer's products in any given construction project and distributors generally prefer to stock an expanded rather than a limited product line. We currently market only a limited number of products and need to acquire companies with complementary products, or we need to have other companies private label products using our brand names and their own formulations and/or develop new products. Because of the uncertainties associated with obtaining acquisition financing and with closing these transactions, we may not achieve our objective to expand our product line this year. Furthermore, we do not currently know when new products under development will be ready for manufacturing, generate revenues, or whether they can be successfully marketed. If we are unable to acquire new products or develop new products, our ability to achieve profitability through increased sales from an expanded product line would be delayed. See "Business-Novex's Future
Operations" and"-Description of Novex's Products."

If Novex cannot obtain additional financing, it could default on its debt obligations, lose the Por-Rok facility and suffer a decrease in revenues. Novex is required to make monthly payments on the $774,167 Secured Term Loan Promissory Note in favor of Dime Commercial Corp. In addition, we have bridge loans outstanding in the amount of $886,000 that mature on September 15, 2001, which notes are secured by our assets, but subordinated to the loans owed to Dime Commercial Corp. Our ability to pay off the debt owed to Dime Commercial Corp. and the bridge loan holders will be dependent to a large extent upon the success of our new marketing strategy, our acquisition of additional brand products, the successful implementation of our distribution strategy and our marketing and sales efforts. If the revenues generated by our sales and marketing efforts are not sufficient to pay off the debt owed to Dime Commercial Corp. and the bridge loan holders, we will need to obtain financing from an outside source. If Novex shall need additional financing for working capital it does not have any assets to pledge, therefore any future financing would have to be in the form of unsecured debt financing that would be subordinated to current secured loans, or equity financing such as the sale of preferred or common stock. If Novex had to raise capital through unsecured debt the interest rate would be much higher than secured financing and could be as high as 15%-20%. It may also require the issuance of common stock or a warrant to purchase common stock at favorable prices. On the other hand, if Novex had to raise financing through the sale of preferred stock the dividend rate on the stock would likely be in the 10%- 15% range. A potential investor could also require that the preferred stock be convertible into common stock at a future date on terms that are not favorable to current common shareholders. Lastly, Novex could offer to sell common stock to a prospective investor, however since the company has yet to become profitable it is likely that this form of financing would be very dilutive to current shareholders. If Novex is unable to obtain additional financing, it could default on the loans made by Dime Commercial Corp. and the bridge loan holders. Failure to make any of the payments to Dime Commercial Corp. could result in a re-transfer of the Por-Rok facility to Dime Commercial Corp. Any such re-transfer would reduce Novex's operations substantially, adversely effect its financial condition and results of operation and make it even more difficult to achieve profitability in the future. See "Business", "Management's Discussion and Analysis of Condition and Results of Operations" and "Financial Statements and Notes."

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

Novex has only one executive officer who performs multiple functions and may not be able to handle all financial and executive responsibilities required. Novex relies considerably on the services of Mr. Daniel W. Dowe, its President and Chief Executive Officer. At present, Mr. Dowe is the company's only executive officer, in that the company's chief financial officer recently left the company. Mr. Dowe is now directly handling all sales and marketing function and oversees financial and legal responsibilities.

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

Certain information included in this Form 10-KSB contain statements that are forward-looking, such as statements relating to future anticipated direction of Novex, plans for expansion, corporate acquisitions, anticipated sales growth and capital funding sources. Such forward-looking information involves risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may even materially differ from those expressed in any forward-looking statements made by or on behalf of Novex.


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

     Novex also has a wholly-owned subsidiary, Novex Systems International, Ltd. (formerly known as Novacrete Technology (Canada) Inc.), which is a company registered under the laws of the Province of Ontario, Canada and was located at 2525 Tedlo Street, Unit B, Mississauga, Ontario L5A 4A8, telephone 905-566-0716 ("Novex Canada"). The operations of Novex Canada were discontinued in October, 2001 and the entity is now dormant.

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

     On November 17, 1997, Novex made a major change in its business plan. In 1998, the Novex Canada facility was opened and the company began to manufacture a line of concrete repair products under the Novacrete brand name. Novex's also increased the number and caliber of its board of directors and senior management by appointing as chairman of the board Mr. William K. Lavin who has substantial senior level management experience with the Woolworth Corporation and Mr. Edward
J. Malloy who, as President of Building and Construction Labor Union in the Greater New York area brings substantial experience in construction practices and contacts to Novex.

     In September 1998, Novex's wholly-owned subsidiary, Novex Canada purchased all of the issued and outstanding common stock of ARM PRO Inc. ("ARM PRO"), located in Ontario, Canada. The funds used to purchase ARM PRO were derived from Novex's sale of a 9% $800,000 (U.S.) debenture due to mature on September 4, 2000 and which included a warrant to purchase 1,500,000 shares of Novex's common stock at an exercise price of $.45 per share. The warrant expired on September 4, 2000. Since 1986, ARM PRO has manufactured and marketed the trademarked FIBERFORCE line of polypropylene fibers. Polypropylene fibers are blended into cementitious products to provide secondary reinforcement and reduce cracking. Novex's overall plan was to consolidate the operations of the acquired company with its existing operations, to realize greater operating efficiencies, and to achieve its targeted gross margin of 50% of net sales. Accordingly, in December 1998 Novex closed ARM PRO's Teeswater, Ontario plant and merged the ARM PRO operations into Novex Canada's Mississauga, Ontario operating facility. In October, 2001, the manufacturing operations of Novex Canada was discontinued after it had sold its fiber manufacturing business to Interstar Admixture Co. and its cement product operation to QEP/Roberts, Ltd. Novex retained the exclusive right to the Fiberforce brand name which it now sells to The Home Depot and other retailers.

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

     On August 1, 2000, Novex acquired substantially all of the assets of the The Sta-Dri Company located in Odenton, Maryland ("Sta-Dri"). Sta-Dri manufactured a well-known line of waterproofing and building material products that have been in existence for over 40 years. Upon purchasing the Sta-Dri assets, Novex relocated the manufacturing processes, marketing and adminitration of the Sta-Dri products into its Clifton, New Jersey facility. The purchase price for the Sta-Dri acquisition was 1,000,000 shares of Novex' common stock that was valued at $137,000 based on the average trading price three days before and after the date the acquisition was agreed to and announced, which was August 1, 2000. In addition Novex' President issued a check in the amount of $72,000 to the Sta-Dri shareholders that is collateralized by 350,000 shares of common stock owned by the President that is to be payable in October. The company's president and the company have entered into a agreement whereby the company will pay the president the full amount of the $72,000 paid to the Sta-Dri shareholders on behalf of the company. As part of the terms to the acquisition, the Company has provided the Selling Shareholders with certain piggyback registration rights. Therefore, in the event that the Company shall register any shares of its common stock with one year from August 1, 2000, the Company will register any of the unregistered and non-freely tradeable shares of common sock issued to the Sta-Dri shareholders. Additionally, the company has provided the Sta-Dri shareholders with the right to purchase any shares of the Novex common stock offered for sale or securities convertible into its common stock from August 1, 2000 until August 12, 2002. As of August 1, 2001 and until August 1, 2002, Novex will have to pay an additional $6,000 each month in the aggregate to the Sta-Dri shareholders in the event that the common stock of the Company has not traded above $1.00 per share for twenty consecutive trading days prior to August 1, 2001. If and when Novex common stock shall trade in excess of $1.00 per share for twenty consecutive trading days the $6,000 monthly obligation shall terminate. Regardless of the stock price, Novex's obligation to pay $6,000 to the Sta-Dri shareholders shall cease on August 1, 2002.

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

     While having a smaller product line does not mean that Novex would be unable to market its products, the company believes that as its product line grows, it will become more favorable to end-users and distributor, resulting in increased sales to both of these types of customers. For this reason, Novex is proactively pursuing opportunities to acquire entire companies or selected product lines from companies to further expand its line of speciality building materials. Although there are no agreements or letters of intent to acquire any companies as of May 31, 2001, Novex has engaged in discussions with several targets with the goal of closing at least one more transaction in the next twelve months to expand the array of products that Novex offers and to increase its market share in the United States and in Canada. To date, there have been no discussions on price. In fact, the decision as to which companies would be suitable acquisition candidates does not rest solely on price but also upon other factors such as the breadth of its product line, its management, its distribution channels and how easily its operations could be integrated with Novex's existing facilities in Clifton, New Jersey. Although we have identified acquisition targets, there can be no assurances that Novex will be able to reach agreements with any of the targets or that it can close these transactions. Management anticipates that it will finance future acquisitions in part with debt and equity. All assets acquired in an acquisition will be used to raise secured debt financing which will be paid to the selling entity. Management anticipates that it will continue to increase its debt financing through Dime Commercial Corp. Therefore, any loans currently outstanding with Dime should not be an impediment to future financings. If additional financing is required to purchase a business this financing will need to be in the form of unsecured loans or equity. Assuming this type of financing arrangement could be achieved, Novex would not be hindered from financing future acquisitions on account of its current financial obligations.

     Increasing Novex's product line and hiring additional staff to help management the business will be very challenging, but not impossible. To expand the product line apart from acquisitions, Novex would be required to undertake internal research and development. The cost to develop new products is minimal given the cost of the materials required for the desired products. Although Novex currently has the financial capability to develop these new products, the real "cost" in developing these products is the time needed to ensure that a new product will perform satisfactorily under field conditions and whether the product will gain market acceptance once it is completed. One advantage Novex has is that the brand name "Por-Rok" is well known and any new products that are marketed under the brand name Por-Rok should be easier to market than a "no-name" product. Nevertheless, until the new product is offered for sale, no one can actually gauge how successfully the product will sell. For this reason, management prefers to purchase products that are already accepted and have a loyal customer base rather than rely upon the development of new products. If Novex acquires a company having just a few products, it can then offer its own Por-Rok products to customers that purchase products offered by the newly acquired company. This is called "cross-marketing" which management believes is the most suitable approach to growing its product line.

     At present, the company has sufficient cash flow to hire one to two additional plant workers (although there is no present need to do so) and one senior level salesman that will begin working with the company in September 2001. Even if we were to acquire additional products, whether through acquisition or internal development, our existing manufacturing staff plus one or two more plant workers would be capable of manufacturing the new products until additional shifts were needed to meet increased demand. Furthermore, since the new products would be sold primarily to our existing customers, we would continue to use the manufacturers' representatives who presently market our products.

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

     Based upon its current operations and its operating activity for the past three fiscal years, Novex believes that its financial information is adequately presented in its audited financial statements and is cross-referenced in this Form 10-KSB to Novex's balance sheet and statement of operations appearing on pages F-3 and F-4, respectively.

     c.   Subsequent Events

     In late May through August 2001 the company began to offer for sale restricted shares of its common stock at $.15 per share and a warrant to purchase one (1) share of common stock for every three shares of common stock purchased in the offering. The warrants have an exercise price of $.20 per share and a three year expiration period. As of the filing of this Form 10-KSB the company raised $153,000. In addition, Novex's CEO and President, Daniel W. Dowe, entered into an agreement with the company to convert all loans he made to the company into equity under the same terms and conditions offered to investors in the aforementioned private offering. The total amount converted was $42,686.

     In July, 2001, Novex shipped six of its Sta-Dri Masonry Waterproofing products to 12 Home Depot stores located in the Baltimore region. Of the 12 stores six have reordered additional merchandise. During the third week of August, Novex also shipped two of its Dash Patch floor repair products to five Home Depot stores in the New York City market.

     In July, 2001, Novex paid down its overadvance balance on its line of credit with Dime Commercial Corp. and is now within the borrowing limitations authorized under its loan agreement. The elimination of the overadvance has enabled Novex to now be charged the standard interest rate set forth in its loan agreement, versus the much higher default interest rate.

     d.   Novex's Current Business Operation

     Novex is engaged in the business of manufacturing and marketing premium building product materials. The first line of products are pre-packaged concrete repair and floor resurfacing products that are marketed to contractors directly and also to distributors of building material products under the tradenames Por-Rok and Dash Patch. The second line of products are masonry waterproofing products also marketed to contractors and distributors of building materials and paint products under the brand name Sta-Dri. The third line of products is a line of polypropylene concrete reinforcing fibers that are sold under the Fiberforce trade name. (See Description of Novex's Products).

     Novex currently has its executive offices at 16 Cherry Street, Clifton, New Jersey 07014. Novex's manufacturing operations are conducted at its 25,000 square foot facility and two 10,000 square foot warehouses located in Clifton, New Jersey. The overall facility consists of three buildings located on a 1.6 acre tract of commercially-zoned land.

     The Clifton operating facility is a fully-integrated manufacturing plant with the capacity to manufacture approximately 30 million lbs. of product per annum which translates into roughly $10-12 million per annum in sales on a single shift basis. Novex has the capability of running at least two shifts and possibly a full third shift. Although Novex has the capacity to produce this quantity of product, it does not currently sell all that the company can produce. This operating plant currently runs at approximately 20% of its capacity on a single shift level. At present, the Clifton facility manufacturers
7.5 million lbs. of product or approximately $2.5 million in revenues per annum.

     Novex plans to expand its product line over the next five years by acquiring companies that manufacture and market compatible premium building material products that have already gained an acceptable level of market penetration. The building material industry is large and encompasses a wide variety of products, services and equipment. In particular, it is interested in acquiring manufacturers of premium flooring and concrete repair products and related accessory products as well as cement enhancing admixtures for concrete. These types of products usually achieve higher margins since they are not commodity products and are principally sold based on the product's added value. Because these products are usually made and packaged in either a fully-integrated or, in some instances, a semi- integrated manufacturing facility, large volumes of product can be produced in short time periods with minimal labor.

     Novex's consolidation strategy is aimed at reaping the cost reductions afforded by eliminating excess facilities and overhead while building a full service specialty product line thereby offering one- stop shopping to professional contractors who prefer to choose from one line of products for convenience, product compatibility and warranty and liability reasons.

     e.   How Novex Manufactures and Distributes Its Products

     Novex manufactures all of its products from its Clifton, New Jersey facility. Novex' products are distributed from this facility as well as through two warehouses located in Dallas and Houston, Texas that are managed by its manufacturers representatives that are headquartered in Houston. The Clifton facility is a fully-integrated blending and packaging facility having the capacity to produce and package both powder and liquid products. The majority of raw materials used at this facility are stored in silos affixed to the roof of one of the buildings. Through an automated raw material batching system that is controlled by a plant supervisor, the raw materials are fed through the silo system and into mixing blenders. When the raw materials have been blended into a finished product, the finished batch is forced from the blender by compressed air into an automated packaging system that packages the products into 50lb. bags. The bags are then manually stacked onto wood pallets and are prepared for shipping. In addition, certain quantities of the blended finished product are transported within the factory to other packaging systems that package blended products into 1lb., 5lb., 7lb. and 50lb. pails and 1 and 5 gallon puckets. Most of the smaller quantity pails are then repacked into cardboard boxes in quantities of 4-8 pails per carton for distribution to hardware and retail outlets.

     f.   How Novex Markets Its Products

     Novex currently has one full-time sale person and has nine manufacturers' representatives, giving Novex coverage in most eastern states and in certain other areas of Canada and the United States. On September 4, 2001, a new senior vice president of sales will join the company.

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

     j.   A Description of Novex's Products

     As of the filing of this Form 10-KSB, the following is a list of the Por-Rok and Fiberforce products marketed by Novex:

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

POR-ROK Dash Patch - powder-based product that when mixed with water bonds well to concrete, wood or plaster that is used to smooth surfaces before the placement of carpeting or wood floors. Fills cracks, ruts and score lines, strong bond adhesion and no shrinkage.

POR-ROK Super Dash Patch - powder-based product that when mixed with water bonds well to concrete, wood or plaster that is used to smooth surfaces before the placement of tile, carpeting or wood. Fills cracks, ruts and score lines, strong bond adhesion and no shrinkage.

POR-ROK Dash Flow - powder-based product that when mixed with water is used to self-level floors prior to the installation of new flooring products. This product is used primarily when old floors and being converted into flooring surfaces and in new construction when newly poured concrete is either not level or rough and requires a smoother surface.

POR-ROK Lev-L-Astic - used as an underlayment over concrete, wood, quarry tile, terrazzo, before installing asphalt or vinyl asbestos, tile, linoleum, and other types of floor surfaces. Eliminates the need for felt paper over wood surfaces, eliminates high spots on floor, improves bonding base to new tile and linoleum.

STA-DRI PRODUCTS

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

FIBERFORCE PRODUCTS - Fiberforce products are made from monofilament polypropylene fibers that are cut into specified lengths. Novex currently markets this product in 4 oz. bags.

     k.   Novex's Competitors

     The principal methods of competition in our industry are price, service and the reliability of the product as demonstrated by performance. Each product offered by Novex currently has been on the market for at least 10 years and in some cases over 50 years. Because the products have been used for so long, they have achieved a level of market acceptance. It is very unlikely that someone would claim that our Por-Rok, Sta-Dri or Fiberforce products don't work inasmuch as customers have been using them for years. Our prices are competitive with other like products. We do not aim to be the lowest nor the highest price on the market, but to be competitive. When it comes to competing with major manufacturers, we cannot offer the full range of products that they can. Consequently we cannot offer volume price discounts to the extent our larger competitors can. Until we expand our product line, we cannot offer the complete repair kits which some of our larger competitors can. To remain competitive in the interim, we aim to provide customers with exceptional service and very favorable pricing and payment terms with respect to the product currently in our line.

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

     As of the filing of this Form 10-KSB, Novex competes with several other companies nationwide that manufacture and distribute construction products that are substantially similar to those manufactured and distributed by Novex. Until Novex can effect its business strategy, which will eliminate some competition, at least in certain markets, Novex believes the following companies will be its primary competitors.

Brand                               Major Competitors
-----                               -----------------
Por-Rok                             Conspec
Anchoring Cement                    Tamms
                                    Master Builders
                                    Quikcrete
                                    Sonneborn
                                    Sika
                                    W.R. Meadows
                                    ChemMasters
                                    Rockite
                                    UGL
                                    THORO
                                    Oldcastle

Super Por-Rok                                (Same as above)
Exterior Anchoring
Cement &
Sta-Dri Anchoring Cement

Por-Rok                                      (Same as above)
Aqua Plug &
Sta-Dri Waterstop

Por-Rok                                      (Same as above)
Concrete Patch &
Sta-Dri Concrete Patch

Por-Rok                                      Mapei
Halco Grout                                  Tamms

Por-Rok                                      Mascrete
Lev-L-Astic                                  Tamms
                                             Dependable
                                             Mapei
                                             Dap

Por-Rok                                      Dependable
Dash Patch &                                 Mascrete
Super Dash Patch                             Tamms
                                             CGM Underlayment
                                             Taylor Vitrex
                                             Armstrong
                                             QEP/Roberts

Por-Rok Dash Flow                            Ardex
                                             Dependable
                                             Dayton-Richmond

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

Fiberforce  Products                         Columbian Fiber

     Some of Novex's competitors may be better capitalized, better financed, more established and more experienced than Novex and may offer products at lower prices or with greater concessions than Novex. Should Novex be unable to compete effectively, Novex's results of operations and financial position would be materially and adversely affected.

     l.   Seasonality

     Most of Novex's products are used in the maintenance of existing structures and have interior and exterior applications. Even in winter months a significant portion of construction and building maintenance continues, especially on interior projects where the company's products are used most. Although the high points of the construction season tends to be the busier period for sales, Novex does experience larges sales in the winter months.

     m.   Customer Dependence

     Novex is not dependent upon any one customer nor does it anticipate becoming dependent upon one customer in the future. Its marketing strategy is to diversify its sales through major distributors that are located in various geographical areas and to a large number of construction professionals, such as engineers, architects, contractors, construction managers and end-users all of whom are involved in separate construction projects. The Por-Rok, Sta-Dri and Fiberforce products are sold to various distributors and retailers none of which account for more than 5% of the respective line of product sales.

     n.   Raw Materials

     An important aspect of Novex's business is having an adequate supply of raw materials. The raw materials used in manufacturing the Por-Rok products are readily available in the United States and Canada. Novex currently purchases most of its raw materials from approximately twelve principal suppliers located in Canada and the United States and has access to numerous suppliers in the United States. The raw materials are purchased on an as needed basis and at market prices at the time of purchase. Novex does not anticipate that the prices and supplies of the raw materials will fluctuate substantially since the majority of the raw materials are commodity items such as sands and cement. Nor does Novex anticipate difficulty in obtaining these products if its relationship with one or more of its suppliers were to end. Novex further believes that the loss of any one supplier will not adversely affect Novex's business.

     o.   Intellectual Property Rights

     Novex received a certificate of registration for the use of the trademark "Novacrete" from the Canadian Intellectual Property Office on June 15, 1997. The Certificate remains in effect until June 5, 2012 and can be renewed by Novex. On March 3, 1998, Novex received a Certificate of Trademark Registration No. 2,140,062 to use the trademark "Novacrete" in the United States. The term of the U.S. trademark registration is for ten years. With Novex's acquisitions of Por-Rok in August 1999 and Sta- Dri in August 2000, Novex acquired the registered trade names for all Por-Rok and Sta-Dri products currently being produced.

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

     On an internal basis, any proprietary technology is maintained by the manager of research and development and Novex's senior management on a "need-to-know" basis in order to perform their jobs. By keeping all laboratory developments in close confidence Novex seeks to limit misappropriation of company secrets by employees or third parties. Although Novex had initially thought to require its Por- Rok employees to sign confidentiality agreements relating to the Por-Rok products, upon reconsideration, the company has determined it will not require them to sign confidentiality agreements since these products have been manufactured for up to 40 years under previous management without confidentiality agreements in place.

     Novex has learned that other companies have been issued a trademark for the name "Novex". We do not believe that our company will be injured by these uses of the name Novex nor do we consider our use of the name Novex to be an infringement upon any of these trademarks since these trademarks relate to companies, goods and services which are entirely distinguishable and unrelated to the construction products industry. Even if Novex were required to change its corporate name, this would not diminish our sales since our products are marketed under the brand names "Por-Rok" "Sta-Dri" and "Fiberforce". These product names are protected by registered trademarks in the United States, Canada and the United Kingdom.

     p.   Novex's Working Capital Requirements To Operate Its Business

     Because of its early stage of development and that Novex was undercapitalized from its inception its working capital was derived from a number of sources. For the fiscal year ended May 31, 2000, Novex experienced less fluctuations in its working capital requirements to finance its operations due to the less seasonal nature of the Por-Rok products as well as the $750,000 revolving line of credit that Novex now has with Dime Commercial Corp.

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

     q.   No Backlog Orders

     As of May 31, 2001, the company had approximately $50,000 in backlog orders.

     r.   Government Contracts

     Novex does not have any material contracts with the Government or any government agency and therefore does not have any exposure to these types of agreements.

     s. Financial Information About Foreign and Domestic Operations and Export Sales.

     Novex exports a small percentage of its annual sales to customers located outside of the United States. Whenever goods are sold outside of the United States the invoice is either paid in full prior to the shipment, or the goods are released upon confirmation of an irrevocable letter of credit.

     t.   Novex's Research and Development Activities

     With the discontinuation of the Adment product and the development of a new product line under the Novacrete brand name, Novex's expenditures for research and development were substantially curtailed in the fiscal year ending May 31, 2001 to nominal levels. In fiscal year 2000, Novex spent aproximately $15,000 on fees payable to outside testing laboratories. In fiscal year 1999, Novex spent approximately $30,000 on fees payable to outside independent testing laboratories that were engaged to conduct various testing procedures to improve the Novacrete products. Novex further incurred approximately $60,000 in expenses for personnel and laboratory equipment. In fiscal year 1998 Novex spent approximately $40,000 on fees payable to outside testing laboratories to advance testing of its Novacrete products. Other than for a brief period in 1997 in which Novex employed the services of a cement technology consultant for approximately three months, Novex did not have any technical personnel on staff from January, 1997 through February, 1998 to conduct research and development on new products. In 1996, Novex spent less than $20,000 on fees payable to outside testing laboratories to advance testing of its Novacrete products and an old formulation for a Novacrete Fast-Set product that Novex has since abandoned.

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

     As part of the Por-Rok acquisition, a Phase I Environmental Compliance Review was conducted at the Clifton, New Jersey plant. No material findings were reported. During June an unexpected vist was made by a representative of OSHA which resulted in fines of approximately $3,500 to address some violations of health and safety regulations. None of the violations were deemed by management to be material and some corrective measures were already being planned prior to the inspection by OSHA.

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

          Improve Por-Rok's Sales Organization

               Por-Rok currently markets its products by using the services of nine manufacturers' representatives. There are no full-time sales personnel to coordinate the sales and marketing function. Novex plans to dedicate one full-time salesperson to work with the manufacturer's representatives to adequately train them on Novex's products, along with other products that Novex plans to acquire and develop internally. In addition, the local manufacturer's representative will be responsible for obtaining new accounts in his territory, increasing sales of products to existing accounts in his territory and monitoring the sales activity of the Por-Rok, Sta-Dri and Fiberforce distribution outlets in his territory.


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

     w.   Number of Employees

     As of May 31, 2001, Novex, on a basis, employed twelve (12) full-time employees. Of the 12 employees, eleven are located in Novex's principal executive offices and manufacturing facility in Clifton, New Jersey, and one is located at Novex's sales office in Atlanta, Georgia. Of the 12 employees, three persons are in management positions, six persons are in plant operations and three persons occupy sales and administrative positions. With the Por-Rok acquisition, Novex now has a collective bargaining agreement with the plant personnel in Clifton. Novex has not experienced any work stoppages as a result of labor disputes and considers its employee relations to be good.

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

     On July 31, 2001, Novex entered into a settlement agreement for $25,317.39 with Bemis Company, Inc. to settle a dispute relating to outstanding invoices. Bemis Company Inc. v. Novex Systems International, Inc., Superior Court of New Jersey (Passaic County), Index No. PAS-L-1859-01.

     On January 25, 2001, Novex entered into a settlement agreement for $46,256.70 with Estes Express Lines to settle a dispute relating to shipping charges incurred in early 2000. As of the date of this filing, approximately $17,346.30 has been paid. Estes Express Lines v. Novex Systems International, Inc., Commonwealth of Virginia, (Richmond Circuit Court), Index No. 760CL00L01946- 00.

     Novex is currently negotiating a settlement agreement for $11,386.00 with SKW Chemical co. to settle a dispute relating to outstanding invoices. SKW Chemical Co. v. Novex Systems International, Inc., Superior Court of New Jersey (Passaic County), Index No. L-002809-01.

Item 4. Submission of Matters to a Vote of Security Holders

     During the fiscal year ended May 31, 2001, there were no proposals submitted to a vote of the shareholders. The company intends to call a shareholders meeting at the end of the calendar year.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Novex's common stock, $.001 par value, is traded on the Over-the-Counter ("OTC") Bulletin Board operated by the National Association of Securities Dealers under the ticker symbol "HARD". The table below presents the high and low closing bid prices for each of the first two quarters of the fiscal year ending May 31, 2001 the four quarters in the fiscal year ending May 31, 2000 and May 31, 1999, respectively. The quotations reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. Novex's common stock became actively traded in July, 1995. On May 31, 2001, the closing bid price was $.15. Novex has paid no cash dividends in the fiscal year ended May 31, 2001 and does not expect to change its dividend policy in the foreseeable future.

                     Quarterly Common Stock Bid Price Ranges

         Quarter          High             Low               Last Day of Quarter
         -------          ----             ---               -------------------
         1st              $.17             $.12              August 31, 2000
         2nd              $.15             $.06              November 30, 2000
         3rd              $.12             $.04              February 28, 2001
         4th              $.07             $.05              May 31, 2001

         Quarter          High             Low               Last Day of Quarter
         -------          ----             ---               -------------------
         1st              $.32             $.31              August 31, 1999
         2nd              $.19             $.17              November 30, 1999
         3rd              $.25             $.15              February 28, 2000
         4th              $.28             $.14              May 31, 2000

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

Item 6. Selected Financial Data

     The following selected historical statement of operations for the two years ended May 31, 2001 and 2000 and balance sheet as of May 31, 2001 and 2000 have been derived from the financial statements of Novex that are included elsewhere in this Form 10-KSB and that have been audited by Feldman Sherb & Co., P.C. whose reports with respect to the financial statements are also included elsewhere in this Prospectus. This information should be read in conjunction with the financial statements and notes to the financial statements appearing elsewhere in this Form 10-KSB and "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                                        Years ended May 31,
                                                 ------------------------------
                                                     2001              2000
                                                 ------------      ------------
STATEMENT OF OPERATIONS DATA:

 Net sales .................................     $  2,007,705      $  1,592,562
 Gross Profit ..............................          616,864           649,341
 Loss from continuing operations ...........       (1,167,834)         (926,073)
 Loss from discontinued operations .........         (277,180)         (291,583)
 Extraordinary item ........................           64,061                --
 Net loss ..................................       (1,380,953)       (1,217,656)

 Net loss per common share
    From continuing operations .............            (0.05)            (0.05)
    From discontinued operations ...........            (0.01)            (0.01)
    From extraordinary item ................               --                --
                                                 ------------      ------------
 Total loss per common share ...............     $      (0.06)     $      (0.06)
                                                 ============      ============
Weighted average number of
    common shares outstanding ..............       23,569,139        19,516,019

 BALANCE SHEET DATA

 Working capital deficiency ................     $ (2,546,806)     $ (2,972,578)
 Goodwill, net .............................          678,236           826,465
 Total assets ..............................        2,533,121         3,188,424
 Current liabilities .......................        3,083,929         3,923,751
 Long-term debt ............................               --                --
 Stockholders' deficiency ..................         (550,808)         (735,327)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year ended May 31, 2001 (Fiscal 2001) as compared to May 31, 2000 (Fiscal 2000)

     While net sales for the year ending May 31, 2001 was $2,007,705 net sales for the same period ended May 31, 2000, were 1,592,562. The increase in sales was attributable principally to the Company's acquisition of the Sta-Dri Masonry Waterproofing Product Line on August 1, 2000 and efforst that Novex has made to increase sales overall with its complete product line.

     Novex only achieved a gross margin of 31% for the year ending May 31, 2001. The decrease in gross margin during this period was attributable primarily to the discontinuation of certain products that it purchased in 1999 from The Sherwin-Williams Company and some products that were associated with Novex' Canadian operation. Any further change in the gross margin will result directly from changes in product sales mix and sales volume.

     For the year ending May 31, 2001, the Company generated a loss from operations of $777,837. Included in this loss is approximately $251,318 in bad debts relating to pricing discrepancies and billing problems involving the transition of the Por-Rok and Sta-Dri businesses into Novex's operations. A substantial portion of this amount was not realized until the beginning of the fiscal year ending May 31, 2001. In addition, Novex wrote-off $192,647 in inventory for obsolete and discontinued inventory. With the Sta-Dri acquisition Novex sought to eliminate duplicate products and focus more on higher margin products where the existing sales volume was satisfactory and products that the company would seek to grow through more focused marketing efforts. Also, in this period, the Company incurred non- cash charges for depreciation and amortization (including amortization of debt discount) of $222,595. The aggregate of the non-recurring write-offs taken in fiscal year 2001 and the non-cash expenses was $691,560.

     In October, 2001, the manufacturing operations of Novex Canada was discontinued after it had sold its fiber manufacturing business to Interstar Admixture Co. and its cement product operation to QEP/Roberts, Ltd. As a result of the sale of the Canadian operations, Novex recognized a loss from operations of $48,124 and a loss on the disposal of Novex Canada's operation of $229,056. Novex does not expect the discontinued operations of its Canadian subsidiary to have any further impact on future operations.

     In addition, on account of Novex having been in a default position on its term loan with Dime Commercial Corp. its rate of interest from September 1, 2000 through May 31, 2001 was approximately 2% over the referenced rate set forth in the loan agreements. In July, 2001 upon the final payment of the overadvance balance, the interest rates reverted back to the referenced rate in the loan agreements. Due to the increased interest rate Novex paid approximately twenty percent more in interest than had the rate been the standard rate.

     As of May 31, 2001, the Company had $537,123 in current assets, which consisted principally of accounts receivable of $302,649 and inventory of $204,254. The Company's net property, plant and equipment totaled $1,317,762 and goodwill of $678,236 which is attributable to the two acquisitions that the Company completed in 1999 and 2000.

Year ended May 31, 2000 (Fiscal 2000) as compared to May 31, 1999 (Fiscal 1999)

     While net sales for the year ending May 31, 2000 was $1,592,562 net sales for the same period ended May 31, 1999, were $321,311. The increase in sales was attributable principally to the Company's acquisition of the Allied Composition/Por-Rok business unit from The Sherwin-Williams Company ("Por-Rok Unit") on August 13, 1999.

     Novex achieved a gross margin of 41% for the year ending May 31, 2000. The decrease in gross margin during this period was attributable to two factors. The first factor being that for the year ended May 31 1999, the Novex's revenues were primarily derived from the sale of its Fiberforce products which have considerably higher gross margins whereas for the year ended May 31, 2000, Novex generated a much higher volume of sales of its Por-Rok product line which has a lower gross margin than the Fiberforce products. Secondly, Novex made a substantial sale of its Fiberforce product at wholesale prices to a reseller of fiber. This also contributed to the lower margin. Management does not expect any further decline in the gross margin. Rather it expects the gross margin to reach a higher level with sales volume increases which will reduce the percentage of fixed factory overhead as a percentage of total net sales. . Any further change in the gross margin will result directly from changes in product sales mix and sales volume.

     For the year ending May 31, 2000, the Company generated a loss from operations of $647,640. The Company also incurred approximately $270,000 in outgoing freight expenses which the Company will pass on to its customers through a new pricing and shipping policy that became effective on June 1, 2000. Although the new pricing and shipping policy was mailed to all Por-Rok customers in March, its implementation was delayed until June to accommodate major customers who wanted 90 days to implement the new policy within their own organizations. Also, in this period, the Company incurred non-cash charges for depreciation and amortization (including amortization of debt discount) of $124,791 and incurred non-recurring charges of approximately $20,000 relating to the service agreement it entered into with Sherwin-Williams which terminated on February 29, 2000 . In addition, as part of its acquisition of the Por-Rok business, Novex was required to register the stock issued to Sherwin-Williams which cost approximately $100,000 in auditing, legal internal accounting charges to complete the work. The net effect of the non-cash accounting charges, non-recurring costs and the freight expenses, would have resulted in the Company posting a net operating loss of $143,269 before expenses for interest which for the year totaled $259,580.

     For the year ended May 31, 2000, the Company's overall operating results do not reflect a normalized operation due to the seasonal slowdown at Novex, Ltd. in this period. In addition, these results reflect only nine and one-half months of the Por-Rok operation which was acquired on August 13, 1999.

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

Liquidity and Financial Resources

     As of May 31, 2001, the Company had $3,083,929 in current liabilities, which includes a bridge loan of $886,000, a term loan of $774,167 and a revolving line of credit of $456,408 with Dime Commercial Corp. which is used to fund the Company's operations. It had accounts payable of $511,565, accrued expenses of $115,974, accrued preferred stock dividend payable of $115,886, and a cash overdraft of $28,343.

     The loans from shareholders of $72,018, consists of a loan made by Novex' current president, Daniel W. Dowe, in June and July, 1999 to assist Novex with its operating cash flow needs before we acquired the Por-Rok Unit and opened the line of credit with Dime Commercial Corp. and the remaining balance of $18,000 that is owed on a downpayment of $72,000 that Mr. Dowe made at the Sta-Dri acquisition. The $72,000 paid by Mr. Dowe to the former Sta-Dri shareholders was in the form of a check that was secured by 350,000 shares of common stock owned by Mr. Dowe. Mr. Dowe has entered into an agreement with the baord of directors to have the Sta-Dri loan repaid without interest. In June 2001, Mr. Dowe converted his loan into 284,573 shares of common stock and a warrant to purchase 94,858 shares of common stock at a price of $.20 per share for a three year exercise period. The terms of the conversion were the same as those offered to new investors that purchased common stock and warrants offered by the company through a private placement of securities.

     On December 21, 2000, Novex obtained from a private investor a six-month secured bridge loan in the amount of $600,000. The bridge loan bears interest at a rate of 10% per annum. In exchange for the bridge financing, Novex issued 600,000 shares of its common stock to the investor. The Bridge Note is secured by the same assets as, and is subordinated to, the Dime Note (discussed below). During the period February 21, 2001, through May 22, 2001, the same private investor made three additional bridge loans of $286,000 for which he received 150,000 shares of common stock as of May 31, 2001. An additional 136,000 shares were issued after the company's fiscal year end. The terms of the additional bridge loans are identical to those of the original Bridge Note. He also made an equity investment of $50,000 on January 21, 2001 for which he received 625,000 shares of Novex' common stock.

     The current portion of the long-term debt consists of a three year term loan and put warrant totalling $796,531 (originally $890,000) that was made by Dime Commercial Corp. to enable the Company to acquire the Por-Rok Unit (the "Dime Note"). The remaining portion of the purchase price for the Por-Rok Unit was paid with the Sherwin-Williams Note which has been converted into 1,390,388 preferred shares. Included in the current portion of long-term debt is a debenture payable for $125,000 that is past due as it matured on May 31, 1999. This $125,000 note is the remaining balance on a bridge loan of $250,000 that was purchased by Novex' largest shareholder, which is a private equity fund managed by Quilcap Corporation.

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

     On September 1, 2000, Dime Commercial Corp. issued a formal default notice to the company and demanded full payment of its two notes. The default notice was retracted on December 26, 2000 as a result of Novex's payment of approximately $444,000 on the Dime's credit facility. The funds to pay down the loans were made available through the sale of Novex' Canadian facility as well as through the secured bridge loan of $600,000 which the company received from a private investor on December 21, 2000.

     As of May 31, 2001, the Company was not in compliance with several of the financial covenants and has not received a waiver from Dime Bank. Therefore, long-term debt has been classified in the accompanying balance sheet as current liabilities.

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

Item 8. Financial Statements and Supplementary Data Page

Index to Financial Statements                                            F-1

Independent Auditors' Report                                             F-2

Financial Statements:

Balance Sheet as of May 31, 2001                                         F-3

Statement of Operations for the years
         ended May 31, 2001 and 2000                                     F-4

Statement of Changes in Shareholders' Deficiency
         for the years ended May 31, 2001 and 2000                       F-5

Statement of Cash Flows for years
         ended May 31, 2001 and 2000                                     F-6

Notes to Financial Statements                                         F-7 - F-20

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
Novex Systems International, Inc.

We have audited the accompanying balance sheet of Novex Systems International, Inc. as of May 31, 2001 and 2000 and the related statements of operations, changes in shareholders' deficiency and cash flows for the years ended May 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novex Systems International, Inc. as of May 31, 2001 and 2000 and the results of its operations, changes in shareholders' deficiency and cash flows for the years ended May 31, 2001 and 2000 in conformity with generally accepted accounting principles in the United states of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 (a) to the financial statements, the Company has incurred a net loss of $1,380,953 during the year ended May 31, 2001, and, as of that date had a working capital deficiency of $2,546,806 and a shareholders' deficiency of $550,808. As more fully described in Notes 10 and 11 (c) to the financial statements, the Company is not in compliance with several of the financial covenants with a bank, and is in arrears on accounts with certain vendor creditors. The Company's business plan for year ended May 31, 2002, which is described in Note 2 (a) to the financial statements, contemplates obtaining additional working capital, and the refinancing or restructuring of its debt. The Company's ability to achieve the foregoing elements of its business plan, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                /s/ Feldman Sherb & Co., P.C.
                                                    Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants

New York, New York
August 10, 2001, except for Note 17,
  as to which the date is August 15, 2001

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                                  BALANCE SHEET
                                  MAY 31, 2001


                                     ASSETS

CURRENT ASSETS:
     Accounts receivable, net of allowance for doubtful
         accounts of $53,347                                              $   302,649
     Inventories                                                              204,254
     Prepaid expenses and other current assets                                 30,220
                                                                          -----------

         Total Current Assets                                                 537,123

PROPERTY, PLANT AND EQUIPMENT - at cost, net                                1,317,762

GOODWILL - at cost, net                                                       678,236
                                                                          -----------

                                                                          $ 2,533,121
                                                                          ===========


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Cash overdraft                                                       $    28,343
     Current portion of long term debt                                      1,783,755
     Bank line of credit                                                      456,408
     Accounts payable                                                         511,565
     Loans payable -  shareholder                                              72,018
     Accrued preferred stock dividend payable                                 115,866
     Accrued expenses and other current liabilities                           115,974
                                                                          -----------

         Total Current Liabilities                                          3,083,929
                                                                          -----------

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS' DEFICIENCY:
     Preferred stock -  $0.001 par value, 10,000,000 shares authorized,
         1,390,388 shares issued and outstanding                            1,390,388
     Common stock -  $0.001 par value, 50,000,000 shares authorized,
         24,648,988 shares issued and outstanding                              24,649
     Additional paid-in capital                                             6,096,020
     Accumulated deficit                                                   (8,061,865)
                                                                          -----------

         Total shareholders' deficiency                                      (550,808)
                                                                          -----------

                                                                          $ 2,533,121
                                                                          ===========


                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS


                                                                        Year Ended May 31,
                                                                   ----------------------------
                                                                       2001           2000
                                                                   ------------    ------------
NET SALES                                                          $  2,007,705    $  1,592,562
COST OF GOOD SOLD                                                     1,390,841         943,221
                                                                   ------------    ------------
GROSS PROFIT                                                            616,864         649,341

SELLING, GENERAL AND ADMINISTRATIVE                                   1,394,701       1,296,981
                                                                   ------------    ------------

LOSS FROM OPERATIONS                                                   (777,837)       (647,640)
                                                                   ------------    ------------

OTHER INCOME (EXPENSES):
     Interest expense                                                  (279,735)       (259,583)
     Amortization of debt discount                                      (90,613)        (34,583)
     (Loss) gain on change in valuation of put warrant                  (19,649)         15,733
                                                                   ------------    ------------
         OTHER EXPENSES, net                                           (389,997)       (278,433)
                                                                   ------------    ------------

LOSS FROM CONTINUING OPERATIONS                                      (1,167,834)       (926,073)
                                                                   ------------    ------------

DISCONTINUED OPERATIONS:
     Loss from operations of Novex Canada                               (48,124)       (291,583)
     Loss on disposal of Novex Canada including operating losses
         during the phase out period of $102,190                       (229,056)           --
                                                                   ------------    ------------
LOSS FROM DISCONTINUED OPERATIONS                                      (277,180)       (291,583)
                                                                   ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEM                                       (1,445,014)     (1,217,656)

EXTRAORDINARY ITEM:
     Gain on extinguishment of debt                                      64,061            --
                                                                   ------------    ------------

NET LOSS                                                             (1,380,953)     (1,217,656)

Less: Preferred stock dividend                                          115,866            --
                                                                   ------------    ------------

NET LOSS TO COMMON SHAREHOLDERS                                    $ (1,496,819)   $ (1,217,656)
                                                                   ============    ============

LOSS PER COMMON SHARE, basic and diluted:
     From continuing operations                                           (0.05)          (0.05)
     From discontinued operations                                         (0.01)          (0.01)
     From extraordinary item                                               --              --
                                                                   ------------    ------------

TOTAL LOSS PER COMMON SHARE, basic and diluted                     $      (0.06)   $      (0.06)
                                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING, basic and diluted                           23,569,139      19,516,019
                                                                   ============    ============


                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY


                                             Preferred Stock            Common Stock       Additional
                                         ------------------------    ------------------      Paid-in                    Accumulated
                                          Shares        Amount        Shares     Amount      Capital        Deficit        Total
                                         ------------------------    ------------------     ----------   ------------   ------------
BALANCE, May 31, 1999                           --    $        --    15,250,771   $15,251   $4,408,753   $(5,347,390)   $  (923,386)
Issuance of common  stock
    in connection with acquisition              --             --     1,000,000     1,000      259,000            --        260,000
Issuance of common  stock
    for services                                --             --       150,000       150       23,280            --         23,430
Issuance of common  stock
    for debt                                    --             --     5,627,493     5,628    1,024,372            --      1,030,000
Issuance of common  stock
    with loan from shareholder                  --             --        20,000        20        3,730            --          3,750
Issuance of common stock for cash               --             --        40,000        40        9,960                       10,000
Issuance of common  stock
    for compensation                            --             --        99,474        99       22,401            --         22,500
Redemption of common stock                                              (43,750)      (44)          44            --             --
Value of options issued for services            --             --            --        --       56,035                       56,035
Net loss                                        --             --            --        --           --    (1,217,656)    (1,217,656)
                                        ----------    -----------    ----------   -------   ----------   -----------    -----------
BALANCE, May 31, 2000                           --             --    22,143,988    22,144    5,807,575    (6,565,046)      (735,327)
Issuance of common stock
    in connection with acquisition              --             --     1,000,000     1,000      136,000            --        137,000
Issuance of common stock
    for services                                --             --       130,000       130        7,870            --          8,000
Issuance of common stock for cash               --             --       625,000       625       49,375            --         50,000
Issuance of series A preferred stock -
     for debt                            1,390,388      1,390,388            --        --           --            --      1,390,388
Issuance of stock in connection
     with note payable                          --             --       750,000       750       95,200            --         95,950
Preferred stock dividend                                                                                    (115,866)      (115,866)
Net loss                                        --             --            --        --           --    (1,380,953)    (1,380,953)
                                        ----------    -----------    ----------   -------   ----------   -----------    -----------
BALANCE, May 31, 2001                    1,390,388    $ 1,390,388    24,648,988   $24,649   $6,096,020   $(8,061,865)   $  (550,808)
                                        ==========    ===========    ==========   =======   ==========   ===========    ===========


                        See notes to financial statements

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                   Year Ended May 31,
                                                                              --------------------------
                                                                                2001            2000
                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                 $(1,380,953)   $(1,217,656)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
            Provision for bad debts                                               251,318         14,660
            Depreciation and amortization                                         131,982         90,208
            Loss (gain) on change in valuation of put warrant                      19,649        (15,733)
            Gain on extinguishment of debt                                        (64,061)            --
            Common stock and options issued for payment
                of services and compensation                                        8,000         45,930
            Options issued as payment for services                                     --         56,035
            Amortization of debt discount                                          90,613         34,583
     Changes in assets and liabilities, net of the effect from acquisition:
            Accounts receivable                                                      (697)      (230,011)
            Inventories                                                           185,324        (73,461)
            Prepaid and other current assets                                      (22,180)           560
            Other assets                                                           11,445         (2,847)
            Net assets from discontinued operations                               433,454        222,350
            Accounts payable                                                      (40,339)       332,785
            Accrued interest                                                           --        126,427
            Accrued expenses and other current liabilities                        (38,977)          (683)
                                                                              -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                            (415,422)      (616,853)
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment                                       (424)       (20,412)
         Acquisition of business, net of cash acquired                           (108,588)      (948,898)
                                                                              -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                            (109,012)      (969,310)
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash overdraft                                                           (11,954)        37,385
         Due to factor                                                            (68,184)        11,484
         (Repayment of ) proceeds from loans payable - shareholders                   530         74,925
         (Repayment of)  proceeds from bank line of credit                       (244,902)       701,310
         Proceeds from debt financing                                             886,000             --
         Repayment of debt obligations                                            (87,341)      (140,444)
         Proceeds from issuance of debt with warrants                                  --        890,000
         Proceeds from the sale of common stock
            and exercise of options                                                50,000         10,000
                                                                              -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         524,149      1,584,660
                                                                              -----------    -----------

NET DECREASE IN CASH                                                                 (285)        (1,503)

CASH AT BEGINNING OF YEAR                                                             285          1,788
                                                                              -----------    -----------

CASH AT END OF YEAR                                                           $        --    $       285
                                                                              ===========    ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
                       Interest                                               $   159,987    $    71,324
                                                                              ===========    ===========
                   Income taxes                                               $        --    $        --
                                                                              ===========    ===========
         Non-cash flow and investing and financing activities:
                Conversion of debt to equity                                  $ 1,390,388    $ 1,030,000
                                                                              ===========    ===========
                Common stock issued for assets acquired                       $   137,000    $   260,000
                                                                              ===========    ===========
                Note payable issued for assets acquired                       $        --    $ 1,281,351
                                                                              ===========    ===========
                Accrued preferred stock dividend payable                          115,866             --
                                                                              ===========    ===========


                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2001 AND 2000

1.   DESCRIPTION OF BUSINESS

     Novex Systems International, Inc. ("Novex" or the "Company") is engaged in the business of manufacturing and marketing a diversified line of construction products including pre-packaged concrete repair, grouting and patching products and masonry waterproofing products. The principal markets for the Company's products is retailers, construction professionals and distributors located throughout the United States and in certain areas of Canada.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $1,380,953 and $1,217,656 for the years ended May 31, 2001, and 2000, respectively. Additionally, the Company had approximately a net working capital deficiency of $2,546,806, an accumulated deficit of $8,061,865 at May 31, 2001 and negative cash flow from operations for the years ended May 31, 2001 and 2000, of $415,422 and $616,853, respectively. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management expects to incur additional losses for the foreseeable future and recognizes the need to raise capital to achieve their business plans. During fiscal year 2001, the Company raised $886,000 from short term financing and $50,000 from the issuance of 625,000 shares of common stock (see Notes 11(a) and 12 (c)). In addition, in August 2000, the Company converted $1,281,351 of notes payable plus accrued interest of $109,038 into cumulative 10% series A convertible redeemable preferred stock (see Note 12). The Company plans to raise additional capital through various methods including the private placements of securities, and the issuance of debt. Further, the Company plans to enhance its existing product line and is developing new marketing strategies. In addition, the Company will search for potential strategic acquisitions that will complement the Company's existing products and that are synergistic with its future growth prospects. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

     b. Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

     c. Property, Plant and Equipment - Property and equipment are recorded at cost. Depreciation is provided on the straight-line method based upon the estimated useful lives of the respective assets. Property and equipment are being depreciated over a period of five years. Maintenance, repairs and minor renewals are charged to operations as incurred, whereas the cost of significant betterments is capitalized. Upon the sale or retirement of property and equipment, the related costs and accumulated depreciation are eliminated from the accounts and gains or losses are reflected in operations.

     d. Impairment of Long-Lived Assets - The Company reviews long-lived assets, certain identifiable assets and goodwill related to those assets on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At May 31, 2000, the Company does not believe that any impairment has occurred.

     e. Income Taxes - The Companies utilizes the asset and liability method of accounting for income taxes as set forth in FASB Statement No.109, "Accounting for Income Taxes". Under the asset and liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     f. Fair Value of Financial Instruments - The carrying value of accounts receivable, prepaid expense and other current assets, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of long-term debt were also estimated to approximate fair value.

     g. Revenue Recognition - Revenue is recognized when the product is shipped to the customer. Allowances for estimated bad debts, sales returns and allowances are provided when sales are recorded.

     h. Shipping and Handling Fees - The Company records the amounts billed to customers for shipping and handling in net sales and the related costs in selling, general and administrative expenses. For the years ended May 31, 2001 and 2000, the Company recorded shipping and handling fees of $264,406 and $280,242, respectively.

     i. Advertising Costs - All advertising costs, excluding cooperative advertising programs, are expensed as incurred or the first time the advertisement takes place. Novex establishes an allowance for cooperative advertising costs at the time the related sale is recognized. Advertising expense charge to operations for the years ended May 31, 2001 and 2000 amounted to approximately $41,015 and $ 8,500, respectively.

     j. Loss Per Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the years ended May 31, 2001 and 2000, diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive.

     k. Stock Options -The Company accounts for all transactions under which employees, officers and directors receive shares of stock in the Company in accordance with the provisions of Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company adopted the pro forma disclosure requirements of SFAS 123. Accordingly, no compensation has been recognized in the results of operations for the employees, officers and directors stock option plan.

     l. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     m. Comprehensive Income - SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying comprehensive income, comprising net income and other non-owner changes in equity, in the financial statements. For all periods presented, comprehensive income was the same as net income.

     n. Segment Information - SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the way it organizes its business for making operating decisions and assessing performance, the Company has determined that it has a single reportable operating segment.

     o. Reclassification - Certain reclassifications have been made to the 2000 financial statements in order to conform with the 2001 presentation.

     p. Recent Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138 is effective for all fiscal periods beginning after June 15, 2000. SFAS No. 133 require that all derivative instruments be recorded on the balance sheet at their fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect the adoption of SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138 to have a material impact on the financial statements.

          In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB 101 provides interpretative guidance on the recognition, presentation and disclosure of revenue. SAB 101 was applied to financial statements in the second quarter of fiscal 2001. We do not believe that the application of SAB 101 had a material effect on our financial position or results of operations.

          In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25. The interpretation clarifies the application of Accounting Principles Board (APB) Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 15, 1998, but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. We do not anticipate that the adoption of this interpretation will have a material effect on our financial position or results of operations.

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS no. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on June 1, 2002.

     3.   DISCONTINUED OPERATIONS AND EXTRAORDINARY GAIN

          In October and December 2000, the Company entered into agreements to sell the assets, except for accounts receivable and the Fiberforce trade name, of its subsidiary, Novex Systems International, Ltd. ("Novex Canada"), for approximately $245,300. During March through May 2001, the Company entered into a settlement with its creditors, which resulted in an extraordinary gain from extinguishment of debt of $64,061.

          The balance sheet, results of operations and cash flows for Novex Canada has been reclassified as discontinued operations for all periods presented.

         Summarized results of the discontinued operation is as follows:

                                                    Years Ended May 31
                                                    ------------------
                                                   2001             2000
                                                ---------        ---------
     Net Sales                                  $ 100,643        $ 269,521
                                                ---------        ---------
     Loss from operations                         (48,124)        (291,583)
     Loss on disposal                            (229,056)            --
                                                ---------        ---------
     Total loss on discontinued
        Operations                              $(277,180)       $(291,583)
                                                =========        =========

4.   CONCENTRATION OF CREDIT RISK

     a.   Cash

          The Company maintains cash balances at a commercial bank. Accounts at this financial institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

     b.   Accounts Receivable

          The concentration of credit risk in the Company's accounts receivable is mitigated by the Company's credit evaluation process, credit limits, monitoring procedures and reasonably short collection terms. Credit losses have been within management's expectations and the Companies do not require collateral to support accounts receivable.

5.   INVENTORIES

     At May 31, 2001 inventories consist of the following:


     Raw Material                                                  $ 49,807

     Work in Progress                                                89,887

     Finished Goods                                                  64,560
                                                                   --------
                                                                   $204,254
                                                                   ========

6.   PROPERTY, PLANT AND EQUIPMENT

     At May 31, 2001 property, plant and equipment consists of the following:


     Land                                                      $   400,000

     Building                                                      415,000

     Property and equipment                                        623,098

     Leasehold Improvements                                         22,642
                                                               -----------
                                                                 1,460,740

     Less: Accumulated depreciation and
     amortization                                                 (142,978)
                                                               -----------
                                                               $ 1,317,762
                                                               ===========

7.   GOODWILL

     Goodwill arose in connection with the acquisitions of Arm Pro in September 1998, and with the acquisition of Allied / Por-Rok lines in August 1999 and Sta-Dri in August 2000 (see Note 15). Goodwill is being amortized on the straight-line method over 10 years for Arm Pro and over 15 years for Allied / Por-Rok and Sta-Dri. As of May 31, 2001, goodwill, net of accumulated amortization of $79,470, is $678,236. Amortization expense charged to operations for fiscal year 2001 and 2000 was approximately $48,000 and $61,000, respectively.

8.   LOANS PAYABLE -SHAREHOLDER

     Loans payable to shareholder is non-interest bearing, has no specific due date for repayment and is uncollateralized.

9.   INCOME TAXES

     At May 31, 2001, the Company has available unused net operating loss carryovers approximately $7,900,000 that may be applied against future taxable income and expire at various dates through 2020. The Company has a deferred tax asset arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined.


                                                                   2001
                                                               -----------
     Deferred tax asset:

           Net operating loss carryforward                     $ 3,160,000

           Valuation allowance                                  (3,160,000)
                                                               -----------

     Net deferred tax asset                                    $      --
                                                               ===========

     A reconciliation of the statutory federal income tax benefit to actual tax benefit is as follows:


                                                      2001          2000
                                                   ---------     ---------
     Statutory federal income tax benefit          $ 578,000     $ 487,000
     Income tax benefit not utilized                (578,000)     (487,000)
                                                   ---------     ---------
     Actual tax benefit                            $    --       $    --
                                                   =========     =========

10.  BANK LINE OF CREDIT

     In connection with the acquisition of the Allied/Por-Rok division of The Sherwin Williams Company, Novex Systems International, Inc. obtained a $750,000 line of credit from Dime Commercial Corp. (see Note 15 (b)). The line provides working capital and is secured by accounts receivable and inventory. Advances under the line are based on 80% of eligible accounts receivables and 50% of eligible inventory. Interest is computed on the average monthly balance under the line based on 4% above the prime rate (At May 31, 2001 is 11%).

     As of May 31, 2001, the Company was not in compliance with several of the financial covenants (see Note 11 (c)).

11.  LONG TERM DEBT


     At May 31, 2001, long-term debt consists of:


     Notes payable (a)                                           $  886,000

     Debenture payable (b)                                          125,000

     Dime note payable (c)                                          774,167

     Dime put warrant (c)                                            22,364
                                                                 ----------

                                                                  1,807,531

     Less: Unamortized debt discount                                 23,776
                                                                 ----------

                                                                  1,783,775

     Less: Current portion                                        1,783,775
                                                                 ----------

                                                                 $     --
                                                                 ==========

     (a) The notes payable bear interest at 10% per annum and the principal plus accrued interest is due on September 15, 2001. The notes payable are secured by a subordinated security interest in Novex's property, plant and equipment. The notes payable are due to parties associated with a director of the Company and provide the holder with piggyback registration rights. In connection with the notes payable the Company issued 750,000 shares of common stock as consideration for the financing and recorded as debt discount of $95,950. At May 31, 2001, the debt discount is $15,576 and the amortization of debt discount charged to operations for fiscal 2001 is $80,375.

     (b) Included in long-term debt are debentures owing to a stockholder of the company, Quilcap, Corp., in the amount of $125,000. This debenture from February 25, 1999, bears interest at 15% per annum and matured on May 31, 1999.

     (c) The Company is obligated to Dime Commercial Corp. for $774,167 under a term loan. The term loan has been recorded net of a discount of $8,200 as a result of the put warrant. Amortization of discount charged to operations for fiscal year 2001 was $6,800. The loan provides for monthly interest payments based on the prime rate plus four percent (At May 31, 2001 is 11%). Installments due under the loan begin on March 13, 2000 in the amount of $7,722 per month. The loan matures on August 13, 2002 with a balloon payment of $655,000. There was a put warrant granted with the term loan, exercisable at $.25 and having an expiration date of September 1, 2002. In accordance with Emerging Issues Task Force No. 96-13 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock," we have allocated $24,316, to the put warrant and recorded the amount as part of long-term debt as of May 31, 2001. As a result of the change in valuation from $4,667 on May 31, 2000 to $24,316 as of May 31, 2001 the Company recognized $19,649 in other expenses. Subsequent changes in the measure of fair value of the put warrant will be reported in the statement of operations. The note is collateralized by all of Novex's property, plant and equipment at the Clifton facility (see Note 15 (b)).

          As of May 31, 2001, the Company was not in compliance with several of the financial covenants and has not received a waiver from the bank. Therefore, long-term debt has been classified in the accompanying balance sheet as current liabilities.

12.  SHAREHOLDERS' DEFICIENCY

     Preferred Stock

     a. On August 7, 2000, the Company issued cumulative 10% series A convertible redeemable preferred stock ("series A preferred stock") for $1,281,351 in notes payable plus accrued interest of $109,037. The series A preferred stock has a liquidation preference of $1.00 per share plus declared and unpaid dividends. The series A preferred stock can be redeemed at the option of the issuer at any time and any number of shares including unpaid dividends until August 7, 2002. The series A preferred stock shall accrue dividends at a rate of 10% per year and on each anniversary date of the issuance of these shares the Company will issue one additional share of series A preferred stock for each one-dollar amount of unpaid dividends payable.

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

     Common Stock

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

     b. In August 1999, the Company issued 1,000,000 shares of its common stock in connection with the acquisition of the Allied/Por-Rok business. These shares were valued at market prices of approximately $.26 per share (see Note 15 (b)).

          During the year ended May 31, 2000 the Company issued 150,000 shares of its common stock in connection with investor services. These shares were valued at market prices of approximately $.16 per share.

          In September 1999, the Company converted approximately $1,031,000 of various notes and debentures debt including accrued interest into 5,627,493 shares of its common stock. These shares were valued at market prices ranging from $.18 to $.27 per share.

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

     c. In February 2001, the Company raised $50,000 from the sale of 625,000 shares of restricted common stock.

          In August 2000, the Company issued 1,000,000 shares of common stock in connection with the acquisition of certain assets from The Sta-Dri Company (See Note 15 (a)).

          During August 2000, the Company issued 30,000 shares of restricted common stock for services rendered. The common stock was valued at $3,900 and recorded as consulting expense.

          In December 2000, the Company issued 100,000 shares of restricted common stock for investor relation services. The common stock was valued at $4,100, and was recorded as consulting expense.

          During the year ended May 31, 2001, the Company issued 750,000 shares of its common stock to an affiliate as consideration for notes payable of $886,000 (see Note 11(a)). These shares were valued at prices ranging between $.056 to $.061 per share.

13.  STOCK OPTIONS

          The following table summarizes the activity with regard to options and warrants for the year ended May 31, 2000. No options or warrants were granted, cancelled or exercised in fiscal 2001 (See below for chart references).


                                             Stock Options                                              Warrants
                           ---------------------------------------------------      ------------------------------------------------
                               Shares        Exercise Price     Exercisable             Shares        Exercise Price    Exercisable
                           ---------------   ----------------  ---------------     ---------------   ---------------  -------------
May  31, 1999                   2,452,772        0.25 - 0.50        2,452,772           3,214,504       0.20 - 0.50       3,214,504

         Granted      (1)          72,500        0.30 - 0.35           72,500 (2)         233,365              0.25         233,365
         Granted                       --                 --               -- (3)          32,000              0.25          32,000
         Granted                       --                 --               -- (3)         305,000              0.50         305,000
         Cancelled    (1)      (1,151,848)             (0.35)      (1,151,848)(2)      (2,650,000)       (0.30-0.45)     (2,650,000)
         Expired                       --                 --               -- (4)        (308,000)       (0.35-0.50)       (308,000)
         Cancelled                     --                 --               -- (2)         (91,504)            (0.35)        (91,504)
                           --------------    ---------------   --------------      --------------    --------------   -------------
May  31, 2000
    and 2001                    1,373,424      $ 0.25 - 0.50        1,373,424             735,365     $ 0.20 - 0.50         735,365
                           ==============    ===============   ==============      ==============    ==============   =============

     (1)  issued for employee services, including directors fees

     (2)  issued with debt

     (3)  issued for consulting services

     (4)  expired warrants issued to employees and issued with debt

     a. During fiscal 2000 the Company issued 337,000 warrants to various consultants for services rendered during the year ended May 31, 2000. The warrants expire three years from the various dates of grant and have an exercise price ranging from $0.25 to $0.50 per share. The Company recorded $56,035 in consulting expenses in the accompanying consolidated statement of operations.

     b. The Company in the year ended May 31, 2000 cancelled 575,924 options, issued to a director of the Company.

     c. The Company in the year ended May 31, 2000, resolved outstanding financial and legal matters with the Company's former president. The Company agreed to pay $10,000 to the former president, and to release all restricted common stock registered in the former president name. In addition, the former president agreed to surrender and have cancelled 575,924 options and 91,504 warrants that were previously issued.

14.  STOCK-BASED COMPENSATION

     The Company accounts for its stock option plans under APB No. 25, "Accounting for Sock Issued to Employees," ("APB 25"), under which no compensation cost is recognized. In fiscal 1997, the Company adopted SFAS no. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") for disclosure purposes; accordingly, no compensation has been recognized in the results of operations for its stock option plan as required by APB 25. No options or warrants have been granted to employees, officers and directors during fiscal year 2001.

     For disclosure purposes, the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during fiscal year ended May 31, 2000: annual dividends of $0; expected volatility of 195% for the year ended May 31, 2000; risk free interest rate of 6%; and expected lives ranging from 2.5 to 5. The weighted average fair values of stock options granted during the year ended May 31, 2000 was $0.32, respectively.

                                                               Year Ended
                                                              May 31, 2000
                                                              ------------
     Net loss to shareholders:

                          As reported                        $  (1,217,656)

                            Pro forma                        $  (1,237,931)

           Net loss per share:

                          As reported                        $       (0.06)

                            Pro forma                        $       (0.06)

15.  ACQUISITIONS

     a. On August 1, 2000, the Company acquired certain assets from The Sta-Dri Company of Odenton, Maryland. In exchange, the Chief Executive Officer of the Company paid $72,000 and has given 750,000 shares of his registered common stock along with the Company's issuance of 250,000 shares of restricted common stock to the majority shareholder of The Sta-Dri Company ("Selling Shareholder"). In addition, the Company has issued 750,000 shares of restricted common stock to, and has entered into an agreement with the Chief Executive Officer to repay the $72,000. The total of 1,000,000 shares of the Company's common stock was valued at $137,000 based on the average trading price three days before and after the date of the acquisition was agreed to and announced, which was August 1, 2000.

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

          As of August 1, 2001 and until August 1, 2002, the Company will have to pay an additional $6,000 each month to the Selling Shareholder in the event that common stock of the Company has not traded above $1.00 per share for twenty consecutive trading days in each month. In the event that the common stock trades in excess of $1.00 per share for twenty consecutive days the $6,000 monthly obligation shall terminate.

          The acquisition was recorded using the purchase method of accounting. The unaudited pro-forma results of operations of the Company and Sta-Dri, as if the acquisition occurred on June 1, 2000, have not been provided since they were not considered material to the financial statements.

     b. On August 13, 1999, the Company acquired from The Sherwin Williams Company ("Sherwin") certain assets representing their Allied/Por-Rok business. Pursuant to the purchase agreement Novex (i) paid $800,000 to Sherwin, (ii) issued 1,000,000 shares of restricted common stock, valued at $260,000, to Sherwin with the requirement to register the common stock with the Securities and Exchange Commission and (iii) issued a note payable for $1,281,351, as adjusted from $1,300,000, which bears interest at 10% per annum and is payable over a one year period. In order, to induce Sherwin to accept the note payable, the Company had to convert all the previously issued debt to equity, except for the $250,000 debenture, which will be paid as a condition of the Allied/Por-Rok acquisition. At May 31, 2000, the outstanding balance on the debenture is $125,000 (see Note 11 (b)). Further, Sherwin has a subordinated security interest in substantially all the assets of the company.

          Novex has entered into a $890,000 installment term note with Dime Commercial Corp. of which $800,000 was used for the purchase of Allied/Por Rok and the remaining $90,000 was used for working capital needs in fiscal 2000 (see Note 11(c)). This financing arrangement also provided for a $750,000 revolving note payable to fund future working capital requirements (see Note 10). The bank has a senior secured interest in substantially all the assets of Novex. In addition, the Company granted a class B warrant with a "put" right to purchase 233,365 shares of restricted common stock at an exercise price of $.25. Dime Commercial Corp. has the right to demand the purchase of the warrant if Novex completes a refinancing of all or a portion of the Dime term loan and/or revolving line of credit from funds provided by someone other than Dime. Therefore, Dime has the option of requesting payment in cash or waiving its right to sell the warrant to Novex. If Dime requests payment the amount they will receive is either
          (i) if the closing stock price is less than or equal to the exercise price, then Novex pays $58,341, which is the exercise price times the 233,365 shares underlying the warrant or (ii) if the closing price exceeds the exercise price, then Novex pays the closing price up to a maximum of $.51 per share underlying the warrant or $119,016. Alternatively, if Dime decided to exercise the warrant, they can issue a 60-day non-interest bearing note for the entire amount due to Novex for the 233,365 shares of common stock underlying the warrant.

          A total of $20,400 was originally allocated to the put warrant, resulting in a liability. (See Note 11 (c)). The fair value of the put warrant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: stock price of $.26 per share; annual dividend of $0; expected volatility of 50%; risk free interest rate of 6%; and an expected life of two years.

          Goodwill of $571,245 resulted from these acquisitions and is determined as follows:

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
                                                            ==========

          The following schedule combines the unaudited pro-forma results of operations of the Company and Allied/Por-Rok, as if the acquisitions occurred on June 1, 1999 and includes such adjustments, which are directly attributable to the acquisition, including the amortization of goodwill. It should not be considered indicative of the results that would have been achieved had the acquisition not occurred or the results that would have been obtained had the acquisition actually occurred on June 1, 1999.

                                                        Year Ended
                                                        May 31, 2000
                                                     -------------------
                        Net Sales                        $  2,231,742

                        Cost of sales                       1,418,809
                                                         ------------

                        Gross profit                          812,933

                        Operating expenses                  1,665,736
                                                         ------------

                        Loss from operations                 (852,803)

                        Net other expenses                   (383,553)
                                                         ------------

                        Net loss                         $ (1,236,356)
                                                         ============

                        Net loss per share               $      (0.06)
                                                         ============

                        Shares used in calculation         19,716,019
                                                         ============

16.  COMMITMENTS AND CONTINGENCY


     a. The Company leases an automobile, telecommunication and reproduction equipment under long-term lease agreements. These lease agreements require cumulative monthly payments of approximately $880 per month for the terms of the respective leases expiring between December 2003 and February 2004.

          The future minimum lease payments, excluding escalation charges, are as follows:

          Year Ending
          May 31,
          ------
          2002                                     $ 10,584
          2003                                        7,830
          2004                                        3,384
                                                   --------
                                                   $ 21,798
                                                   ========

          Total rental expenses for the years ended May 31, 2001 and 2000 was approximately $19,100 and $48,000, respectively.

     b. The Company has a licensing agreement for certain concrete related products, including an admixture that is capable of enhancing the basic characteristic of cementitious products. The Company is obligated to pay royalties based on a percentage of sales, subject to an annual guaranteed minimum royalty. Currently, the Company has not had to pay royalties as the licensed products are still in the development stage and therefore have not been ready for sale to customers. Furthermore, the Company has had several discussions with the licensor who has agreed to defer the minimum royalty payments until the Novacrete Admixture product emerges from the research and development stage.

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

17. SUBSEQUENT EVENTS

As of August 15, 2001, the Company has raised $153,000 from the sale of 1,020,000 shares of common stock. Included in the sale of common stock were warrants, which provide the right to purchase one share of common stock for every three shares of common stock purchased. The warrants have an exercise price of $0.20 per share and they expire three years from the date of issuance of the common stock.

On August 15, 2001, loans payable to shareholder of $42,868 was converted 285,786 shares of common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Novex has engaged the certified public accounting firm of Feldman Sherb & Co., P.C. as its outside auditors to audit the company's annual financial statements for the fiscal year ending May 31, 2001 and has had no disagreements with them.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The following provides certain information concerning the directors and executive officers of Novex and its subsidiaries as of May 31, 2001.

Name                          Age                           Position
----                          ---                           --------
William K. Lavin              57                   Chairman, Secretary

Daniel W. Dowe                39                   Director, President
                                                   and Chief Executive Officer

D. Friedenberg                49                   Director, Treasurer

Edward J. Malloy              65                   Director

Kevin DeMatteis               37                   Director

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

Kevin DeMatteis. Mr. DeMatteis became a director of Novex in January 2001. Mr. DeMatteis is part of the DeMatteis Development Organization, which is a closely-held developer of large scale real estate projects in the United States and in international markets.

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

Item 11. Executive Compensation

The following table shows all remuneration in excess of $100,000 paid by Novex and its subsidiaries through May 31, 2001, to all directors and officers:

                                     Table 1

                           Summary Compensation Table

                                                                             Long-Term Compensation
                  Annual compensation                                       Awards           Payouts
                  -------------------                                       ------           -------
                                                                   Securi-
                                                                   ties
Name                                        Other                  Underly-                  All
and                                         Annual     Restrict-   ing                       Other
Princi-                                     Compen-    ed Stock    Options        LTIP       Compen-
pal                    Salary      Bonus    sation     Awards      SARs           Payout     sation
Position      Year     ($)         ($)      ($)        (#)         (#)            ($)        ($)
-----------------------------------------------------------------------------------------------------
Daniel
Dowe
President     2001     $180,000
(1)(2)        2000     $180,000
              1999     $180,000

(1) Commencing April 1, 1998, Mr. Dowe became an employee of Novex at an annual salary of $180,000. In the fiscal year ending May 31, 1999, Mr. Dowe received $150,000 in cash compensation and deferred the remaining $30,000 until Novex closed the Por-Rok transaction. As of the filing of this Form 10-KSB, Novex has paid to Mr. Dowe the balance of the deferred compensation. In addition, Mr. Dowe made an interest-free loan to Novex of $30,378 in the fiscal year 1999 to cover working capital shortfalls. In June 2001, Mr. Dowe converted his loan into 284,573 shares of common stock and a warrant to purchase 94,858 shares of common stock at a price of $.20 per share for a three year exercise period. The terms of the conversion were the same as those offered to new investors that purchased common stock and warrants offered by the company through a private placement of securities. Mr. Dowe does not receive any additional remuneration for serving as a director.

(2) On April 1, 1998, Novex entered a three-year employment agreement with Mr. Dowe providing for an additional three years at his option and a minimum annual salary of $180,000 which the Compensation Committee reviews annually. As of the date of this Form 10-KSB, the Agreement has been amended to include a payment from Novex to Mr. Dowe in the amount of $800,000 if a Change of Control were to occur. The term "Change of Control" is defined in the Agreement as:

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

Item 12. Security Ownership of Certain Beneficial Owners

                        DIRECTORS AND EXECUTIVE OFFICERS

The following table shows the amount of common stock owned as of May 31, 2001 by each director and officer and affiliates and by all directors and officers as a group. Each individual has beneficial ownership of the shares which are subject to unexercised stock options and stock warrants held by him, and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned:

                                     Table 1

         Security Ownership of Certain Beneficial Owners and Management

                                     Amount and Nature
Name and Address                      of Beneficial               Percent of
of Beneficial owner (1)                Ownership(2)                 Class(2)
-----------------------              -----------------            ----------

Douglas Friedenberg,                     2,868,077                  11.00%
Director, Treasurer(3)

Daniel W. Dowe                           3,445,658                  13.00%
Director, President,
Chief Executive Officer(4)

William K. Lavin                           305,316                   1.14%
Chairman, Secretary(5)

Edward J. Malloy
Director(6)                                265,316                   1.00%
                                         ---------                  -----

All Directors and Officers
as a group                               6,859,367                  26.14%
                                         ---------                  -----


A. The address for Messrs. Friedenberg, Dowe, Lavin and Malloy is 16 Cherry Street, Clifton, New Jersey 07014.

B. The class includes stock options and stock warrants granted to the directors and officers before May 31, 2001 which are deemed by Novex to be acquirable by the beneficial owner within 60 days of the date of this Form 10-KSB by exercise of the option or warrant. As of May 31, 2001 there were 24,648,988 shares issued and outstanding and 26,757,777 on a fully diluted basis. Percentages are stated on a fully diluted basis.

C. Mr Friedenberg and various entities for which Mr. Friedenberg exercises sole voting and investment power as investment advisor presently hold an aggregate of 2,563,077 shares of common stock. Certain of the entities have the right to acquire beneficial ownership of an aggregate of 305,000 additional shares upon the exercise of 305,000 Class B warrants held by the entities.

D. Mr. Dowe presently owns 2,869,734 shares of common stock and has the right to acquire beneficial ownership of 575,924 additional shares upon exercise of an equal number of common stock options.

E. Mr. Lavin presently owns 105,316 shares of common stock and has the right to acquire beneficial ownership of 200,000 additional shares upon exercise of an equal number of common stock options.

F. Mr. Malloy presently owns 65,316 shares of common stock and has the right to acquire beneficial ownership of 200,000 additional shares upon exercise of an equal number of common stock options.

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

                                     Table 2

                 Security Ownership of Certain Beneficial Owners
                                (Non-Management)

                                     Amount and Nature
Name and Address                      of Beneficial               Percent of
of Beneficial owner                    Ownership(1)                 Class(1)
-----------------------              -----------------            ----------

Parker Quillen                           4,091,569                  15.29%
c/o Quilcap Corporation
375 Park Avenue
Suite 1404
New York, New York

(1) As of May 31, 2001 there were 24,648,988 shares issued and outstanding and 26,757,777 on a fully diluted basis. Percentage is stated on a fully diluted basis.

Item 13. Certain Relationships and Related Transactions

     In August 2001, Mr. Dowe's spouse, Janet L. Dowe became an employee of the company serving in an administrative capacity. On occasion, Mrs. Dowe renders legal services to Novex. Any payments to Mrs. Dowe for legal services rendered to Novex are approved by the Board of Directors, except for Mr. Dowe who was not entitled to vote on these matters.

     In May 1999, Mr. Daniel Dowe made an interest free loan to Novex in the amount of $30,378 to provide it with cash flow during the operating deficit that occurred during the last quarter of fiscal 1999. In June 2001, Mr. Dowe converted his loan into 284,573 shares of common stock and a warrant to purchase 94,858 shares of common stock at a price of $.20 per share for a three year exercise period. The terms of the conversion were the same as those offered to new investors that purchased common stock and warrants offered by the company through a private placement of securities.

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

Item 14. Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K

                                                                         Page

(A)      The  following financial statements and
             supplementary data are included in
             Part II Item 8

Independent Auditors' Report                                             F-2

Financial Statements:

Balance Sheet as of May 31, 2001                                         F-3

Statement of Operations for the years
         ended May 31, 2001 and 2000                                     F-4

Statement of Changes in Shareholders' Deficiency
         for the years ended May 31, 2001 and 2000                       F-5

Statement of Cash Flows for years
         ended May 31, 2001 and 2000                                     F-6

Notes to Financial Statements                                         F-7 - F-20

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

NOVEX SYSTEMS INTERNATIONAL CORPORATION


By:
    --------------------------------
    Daniel W. Dowe, President


By:
    --------------------------------
    Douglas Friedenberg, Treasurer


Dated: August 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:


                                                                     Dated
                                                                     -----
                                              Director          August 29, 2001
----------------------------------------
Daniel W. Dowe


                                              Director          August 29, 2001
----------------------------------------
William K. Lavin


                                              Director          August 29, 2001
----------------------------------------
Douglas Friedenberg


                                              Director          August 29, 2001
----------------------------------------
Edward J. Malloy


                                              Director          August 29, 2001
----------------------------------------
Keith DeMatteis