Form 10QSB
period 2001-08-31
NOVEX SYSTEMS INTERNATIONAL INC
filed 2001-10-22
CIK 945634

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001

                                       or

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

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

The Company had 26,160,775 shares of its $.001 par value common stock and 1,529,426 shares of its $.001 par value preferred stock issued and outstanding on August 31, 2001.

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

           Balance Sheet as of
           August 31, 2001.................................................. F-1

           Statements of Operations for the
           three months ended August 31, 2001 and
           August 31, 2000.................................................. F-2

           Statements of Cash Flows for the
           three months ended August 31, 2001 and
           August 31, 2000.................................................. F-3

           Notes to Financial Statements ................................... F-4


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................ 1

Part II    Other Information

Item 1.    Legal Proceedings.................................................. 3

Item 2.    Changes in Securities.............................................. 4

Item 3.    Defaults Upon Senior Securities.................................... 4

Item 4.    Submission of Matters to a Vote of Security Holders................ 4

Item 5.    Other Information.................................................. 4

Item 6.    Exhibits and Reports on Form 8-K................................... 4

                                     PART I


                                                                        Page No.
                                                                        --------

Item 1.  Financial Information (Unaudited)

         Balance Sheet as of
         August 31, 2001.....................................................F-1

         Statements of Operations for the
         three months ended August 31, 2001 and
         August 31, 2000.....................................................F-2

         Statements of Cash Flows for the
         three months ended August 31, 2001 and
         August 31, 2000.....................................................F-3

         Notes to Financial Statements ......................................F-4

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                                  BALANCE SHEET
                                 AUGUST 31, 2001


                                     ASSETS

CURRENT ASSETS:
     Accounts receivable, net of allowance for doubtful
         accounts of $53,347                                              $   410,953
     Inventories                                                              192,430
     Prepaid expenses and other current assets                                 87,889
                                                                          -----------

         Total Current Assets                                                 691,272

PROPERTY, PLANT AND EQUIPMENT - at cost, net                                1,296,171

GOODWILL - at cost, net                                                       665,873
                                                                          -----------

                                                                          $ 2,653,316
                                                                          ===========


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Cash overdraft                                                       $    58,080
     Current portion of long term debt                                      1,765,066
     Bank line of credit                                                      431,214
     Accounts payable                                                         578,425
     Loans payable -  shareholder                                              18,000
     Accrued expenses and other current liabilities                           145,909
                                                                          -----------

         Total Current Liabilities                                          2,996,694
                                                                          -----------

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS' DEFICIENCY:
     Preferred stock -  $0.001 par value, 10,000,000 shares authorized,
         1,529,426 shares issued and outstanding                            1,529,426
     Common stock -  $0.001 par value, 50,000,000 shares authorized,
         26,160,775 shares issued and outstanding                              26,161
     Additional paid-in capital                                             6,328,319
     Accumulated deficit                                                   (8,227,284)
                                                                          -----------

         Total shareholders' deficiency                                      (343,378)
                                                                          -----------

                                                                          $ 2,653,316
                                                                          ===========


                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS

                                                              Three Months Ended
                                                               Ended August 31,
                                                         ----------------------------
                                                            2001             2000
                                                         ------------    ------------
                                                         (Unaudited)     (Unaudited)

NET SALES                                                $    595,699    $    497,833
COST OF GOOD SOLD                                             364,512         312,373
                                                         ------------    ------------
GROSS PROFIT                                                  231,187         185,460

SELLING, GENERAL AND ADMINISTRATIVE                           284,036         234,478
                                                         ------------    ------------

LOSS FROM OPERATIONS                                          (52,849)        (49,018)
                                                         ------------    ------------

OTHER INCOME (EXPENSES):
     Interest expense                                         (65,006)        (81,921)
     Amortization of debt discount                            (27,671)         (2,638)
     Gain on change in valuation of put warrant                 3,279            --
                                                         ------------    ------------
         OTHER EXPENSES, net                                  (89,398)        (84,559)
                                                         ------------    ------------

LOSS FROM CONTINUING OPERATIONS                              (142,247)       (133,577)
                                                         ------------    ------------

DISCONTINUED OPERATIONS:
     Loss from operations of Novex Canada                        --           (48,124)
                                                         ------------    ------------
LOSS FROM DISCONTINUED OPERATIONS                                --           (48,124)
                                                         ------------    ------------

NET LOSS                                                     (142,247)       (181,701)

LESS: PREFERRED STOCK DIVIDEND                                 23,172            --
                                                         ------------    ------------

NET LOSS TO COMMON SHAREHOLDERS                          $   (165,419)   $   (181,701)
                                                         ============    ============

LOSS PER COMMON SHARE, basic and diluted:
     From continuing operations                                 (0.01)          (0.01)
     From discontinued operations                                --             (0.00)
                                                         ------------    ------------

TOTAL LOSS PER COMMON SHARE, basic and diluted           $      (0.01)   $      (0.01)
                                                         ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING, basic and diluted                 24,914,226      22,528,227
                                                         ============    ============


                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                     Three Months Ended
                                                                                         August 31,
                                                                                 --------------------------
                                                                                    2001           2000
                                                                                 -----------    -----------
                                                                                 (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    $  (142,247)   $  (181,701)
     Adjustments to reconcile net loss to net cash
         (used in) provided by operating activities:
            Provision for bad debts                                                   11,261          6,269
            Depreciation and amortization                                             33,954         43,619
            Loss (gain) on change in valuation of put warrant                         (5,231)          --
            Common stock issued for services                                            --            3,900
            Amortization of debt discount                                             27,671          2,636
     Changes in assets and liabilities, net of the effect from acquisition and disposition:
            Accounts receivable                                                     (119,565)        44,922
            Inventories                                                               11,824        (48,164)
            Prepaid and other current assets                                         (38,766)       (39,622)
            Net liabilities of discontinued operations                                  --           (9,742)
            Other assets                                                                --           (2,467)
            Accounts payable                                                          66,860        174,330
            Accrued interest                                                            --           29,406
            Accrued expenses and other current liabilities                            36,785         18,601
                                                                                 -----------    -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                 (117,454)        41,987
                                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITY:
         Acquisition of business, net of cash acquired                                  --          (93,621)
                                                                                 -----------    -----------
CASH USED IN INVESTING ACTIVITY                                                         --          (93,621)
                                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash overdraft                                                               29,737         (7,201)
         (Repayment of ) proceeds from loans payable - shareholders                  (18,000)        72,000
         (Repayment of)  proceeds from bank line of credit                           (25,194)        22,734
         Repayment of debt obligations                                               (22,089)       (30,889)
         Proceeds from the sale of common stock                                      153,000           --
                                                                                 -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            117,454         56,644
                                                                                 -----------    -----------

NET INCREASE IN CASH                                                                    --            5,010

CASH AT BEGINNING OF YEAR                                                               --              285
                                                                                 -----------    -----------

CASH AT END OF PERIOD                                                            $      --      $     5,295
                                                                                 ===========    ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
                Interest                                                         $     5,075    $    46,375
                                                                                 ===========    ===========
                Income taxes                                                     $      --      $      --
                                                                                 ===========    ===========
         Non-cash flow and investing and financing activities:
                Conversion of debt to equity                                     $   178,868    $ 1,390,388
                                                                                 ===========    ===========
                Common stock issued for assets acquired                          $      --      $   130,000
                                                                                 ===========    ===========
                Common stock issued for future services                          $    18,903    $      --
                                                                                 ===========    ===========
                Common stock issued for financing considerations                 $    19,040    $      --
                                                                                 ===========    ===========
                Preferred stock dividend                                         $   139,038    $      --
                                                                                 ===========    ===========

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED August 31, 2001
                                   (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operation results for the three months ended August 31, 2001 are not necessarily indicative of the result that may be expected for the year ended May 31, 2002. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2001.

2.   LOSS PER SHARE

     Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the three months ended August 31, 2001 and 2000 diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive.

3.   DISCONTINUED OPERATION

     In October and December 2000, the Company entered into agreements to sell the assets, except for accounts receivable and the Fiberforce trade name, of its subsidiary, Novex Systems International, Ltd. ("Novex Canada"), for approximately $245,300.

     The results of operations and cash flows for Novex Canada has been reclassified as discontinued operations for all periods presented.

     Summarized results of the discontinued operation is as follows:

                                                Three Months Ended August 31,
                                                -----------------------------
                                                   2001              2000
                                                -----------       -----------

     Net Sales                                  $      --         $    68,305
                                                ===========       ===========

     Loss from operations                       $      --         $   (48,124)
                                                -----------       -----------
     Total loss on discontinued operations      $      --         $   (48,124)
                                                ===========       ===========

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED August 31, 2001
                                   (unaudited)

4.   INVENTORIES

     Inventories were determined based on the perpetual inventory system and consisted of the following:

                                                             August 31, 2001
                                                             ---------------
     Raw Material                                             $     146,547

     Finished Goods                                                  45,883
                                                              -------------
                                                              $     192,430
                                                              =============

5.   SHAREHOLDERS' DEFICIENCY

     As of August 31, 2001, the Company raised $153,000 from the sale of 1,020,000 shares of restricted common stock. Included in the sale of common stock were warrants, which provide the right to purchase one share of common stock for every three shares of common stock purchased. The warrants have an exercise price of $0.20 per share and they expire three years from the date of issuance.

     During the three months ended August 31, 2001, the Company has issued 136,000 shares of common stock in consideration for the financing of $136,000 and recorded a debt discount of $19,040. In addition, the Company converted $42,868 of loan and interest from a shareholder into 285,786 shares of restricted common stock.

     During August 2001, the Company issued 70,000 shares of restricted common stock and 75,000 warrants for future consulting services. The common stock and warrants were valued at $8,400 and $10,503, respectively and recorded as prepaid expense.

     As of August 31, 2001, the Company issued 139,038 shares of preferred stock as payment of accrued preferred stock dividend.

     On June 1, 2001, the Company granted 100,000 options to a director of the Company with an exercise price of $.20 and will expire on June 1, 2004. In addition, the Company granted 61,805 options to its employees with an exercise price of $.25 and will expire on October 1, 2003.

6.   CONTINGENCY

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-QSB. The Financial Statements for the three month period ended August 31, 2001, included in this Form 10-QSB are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Three months ending August 31, 2000 vs. August 31, 2001

     In the three month period ended August 31, 2001, Novex had net sales of $595,699 versus $497,833 in the corresponding three month period in 2000. Cost of goods sold in this period was $364,512 which was approximately 62% of gross revenues, versus 63% in 2000. Novex incurred general and administrative costs of $284,036 which resulted in a loss from operations of $52,849 in this period. In this period, Novex incurred $65,006 in interest expense including $27,671 of amortization of debt discount. The company's operating loss before interest, taxes, depreciation and amortization was $18,895. The increase in sales, cost of goods sold and general operating expenses during this period was attributable primarily to the company's improvement of its sales and marketing efforts.

     On August 31, 2001, Novex had $691,272 in current assets which consisted primarily of inventory of $192,430 and accounts receivable of $410,953. The company's property, plant and equipment was $1,296,171 net of accumulated depreciation of $164,569 and goodwill of $665,873 net of accumulated amortization of $91,833.

Liquidity and Financial Resources at August 31, 2001

     As of August 31, 2001, Novex had $2,996,694 in current liabilities. Of this amount, $431,214 was the balance on Novex's secured revolving line of credit with Dime Commercial Corp. which is used to fund the Company's operations. It had accounts payable of $578,425 accrued expenses of $145,909 and a cash overdraft of $58,080.

     In late May through August 2001 the company began to offer for sale restricted shares of its common stock at $.15 per share and a warrant to purchase one (1) share of common stock for every three shares of common stock purchased in the offering. The warrants have an exercise price of $.20 per share and a three year expiration period. As of the filing of this Form 10-KSB the company raised $153,000. In addition, Novex's CEO and President, Daniel W. Dowe, entered into an agreement with the company to convert all loans he made to the company into equity under the same terms and conditions offered to investors in the aforementioned private offering. The total amount converted was $42,868.

     On December 21, 2000, Novex obtained from a private investor a six-month secured bridge loan in the amount of $600,000 ("Bridge Note") which has been extended by the investor to provide the company additional time to improve its sales and secure take-out financing on terms that are mutually beneficial to the company and the new investor(s). The Bridge Note holder owns approximately 4% of the company's common stock and is equally concerned with excessive dilution. The bridge loan bears interest at a rate of 10% per annum. In exchange for the bridge financing, Novex issued 600,000 shares of its common stock to the investor. The Bridge Note is secured by the same assets as, and is subordinated to, the Dime Note (discussed below). During the period February 21, 2001, through May 22, 2001, the same private investor made three additional bridge loans of $286,000 for which he received 286,000 shares of common stock as of August 31, 2001. The terms of the additional bridge loans are identical to those of the original Bridge Note. He also made an equity investment of $50,000 on January 21, 2001 for which he received 625,000 shares of Novex' common stock.

     The current portion of the long-term debt consists of a three year term loan and put warrant totalling $770,086 (originally $890,000) that was made by Dime Commercial Corp. to enable the Company to acquire the Por-Rok Unit (the "Dime Note"). The remaining portion of the purchase price for the Por-Rok Unit was paid with the Sherwin-Williams Note which has been converted into 1,390,388 preferred shares. Included in the current portion of long-term debt is a debenture payable for $125,000 that is past due as it matured on May 31, 1999. This $125,000 note is the remaining balance on a bridge loan of $250,000 that was purchased by Novex' largest shareholder, which is a private equity fund managed by Quilcap Corporation.

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

     For the quarter ended August 31, 2001, Novex has been able to increase sales volume while selling, general and administrative expenses have remained relatively constant when compared to quarter ended August 31, 2000. The increase in sales has resulted in higher levels of accounts receivable and inventory as well as accounts payable and accrued expenses. For the period ended August 31, 2001, gross margin has increased and selling, general and administrative expenses have decreased when compared to the same period ended August 31, 2000. The increase in the gross margin has resulted in lower levels of inventory, interest and accounts payable and accrued expenses.

     The company has generated a negative cash flow from operations of $117,454 for the quarter ended August 31, 2001 compared to a positive cash flow of $41,987 for the quarter ended August 31, 2000. Thus, while future operating cash inflows should continue to increase, unless Novex's sales volume increases, the company will not have sufficient cash flow to cover its operating, investing and debt payment requirements. Therefore, Novex has developed plans to improve profitability and cash flows and to raising capital, if necessary.

     To improve Novex's profitability, management is undertaking a number of initiatives to increase sales and reduce expenses. In addition, management is aggressively pursuing sales of the Por-Rok, Dash Patch, Sta-Dri and Fiberforce products to large home center stores and major cooperative retailers of building materials.

     To improve cash flow, Novex has endeavored to procure more favorable payment terms from vendors by extending the payment due date for raw materials and supplies used in manufacturing. These vendors have been willing to extend only limited credit to Novex since its acquisition of the Por-Rok product line from The Sherwin-Williams, due to the company's small size. The limited credit terms increased our need to use cash for operations.

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

Item 2.   Changes in Securities.

     During this quarter, the Registrant issued 136,000 shares of its common stock to a private investor who made an additional bridge loan to the company in the previous quarter totaling $136,000. The Registrant also issued in exchange for investor relations services to be provided 70,000 shares of common stock and a warrant to purchase 75,000 shares of common stock at a price of $.20 per share for a three year exercise period. In June 2001, Mr. Dowe converted his $42,868 loan to 285,786 shares of common stock and a warrant to purchase 94,858 shares of common stock at a price of $.20 per share for a three year exercise period. The Registrant also issued 1,020,001shares of common stock and warrants to purchase 434,855 shares of common stock in connection with equity investments totalling $153,000 pursuant to a private offering conducted by the Registrant during the quarter. The Registrant also issued 100,000 stock options to its newest director as compensation for serving on the board of directors and issued an additional 61,805 stock options to two former employees of the Registrant's Canadian subsidiary as part of their severance packages.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.  None.

Item 6.   Exhibits and Reports on Form 8-K.  None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Novex Systems International Incorporated has duly caused this report to be signed on its behalf by the undersigned person who is duly authorized to sign on behalf of the Registrant and as chief accounting officer.

NOVEX SYSTEMS INTERNATIONAL, INC.


By:    /ss/ Daniel W. Dowe
       --------------------------------------------
       Daniel W. Dowe
       President and Chief Executive Officer


Date: October 19, 2001