Form 10QSB
period 2001-11-30
NOVEX SYSTEMS INTERNATIONAL INC
filed 2002-01-22
CIK 945634

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     ____________ .

                        NOVEX SYSTEMS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          New York                   0-26112                      41-1759882
    State of Jurisdiction)         (Commission                  (IRS Employer
                                   File Number)              Identification No.)

               16 Cherry Street    Clifton, New Jersey    07014
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

The Company had 26,225,775 shares of its $.001 par value common stock and 1,529,426 shares of its $.001 par value preferred stock issued and outstanding on November 30, 2001.

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

         Balance Sheet as of November 30, 2001 .............................F-1

         Statements of Operations for the
         six months ended November 30, 2001 and
         November 30, 2000..................................................F-2

         Statements of Cash Flows for the
         six months ended November 30, 2001 and
         November 30, 2000..................................................F-3

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

Item 6.  Exhibits and Reports on Form 8-K.....................................5

                                     PART I


                                                                        Page No.
                                                                        --------

Item 1.  Financial Information (Unaudited)

         Balance Sheet as of November 30, 2001 .............................F-1

         Statements of Operations for the
         six months ended November 30, 2001 and
         November 30, 2000..................................................F-2

         Statements of Cash Flows for the
         six months ended November 30, 2001 and
         November 30, 2000..................................................F-3

         Notes to Financial Statements .....................................F-4

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                                  BALANCE SHEET
                                NOVEMBER 30, 2001


                                     ASSETS

CURRENT ASSETS:
     Accounts receivable, net of allowance for doubtful
         accounts of $73,256                                              $   533,820
     Inventories                                                              145,078
     Prepaid expenses and other current assets                                 96,725
                                                                          -----------

         Total Current Assets                                                 775,623

PROPERTY, PLANT AND EQUIPMENT - at cost, net                                1,274,580

GOODWILL - at cost, net                                                       653,510
                                                                          -----------

                                                                          $ 2,703,713
                                                                          ===========


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Cash overdraft                                                       $   109,771
     Current portion of long term debt                                      1,768,531
     Bank line of credit                                                      429,147
     Accounts payable                                                         568,826
     Loans payable -  shareholder                                              18,000
     Accrued preferred stock dividend payable                                  53,082
     Accrued expenses and other current liabilities                           209,189
                                                                          -----------

         Total Current Liabilities                                          3,156,546
                                                                          -----------

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS' DEFICIENCY:
     Preferred stock -  $0.001 par value, 10,000,000 shares authorized,
         1,529,426 shares issued and outstanding                            1,529,426
     Common stock -  $0.001 par value, 50,000,000 shares authorized,
         26,555,187 shares issued and outstanding                              26,555
     Additional paid-in capital                                             6,361,775
     Accumulated deficit                                                   (8,370,589)
                                                                          -----------

         Total shareholders' deficiency                                      (452,833)
                                                                          -----------

                                                                          $ 2,703,713
                                                                          ===========


                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS


                                                                            Three Months Ended              Six Months Ended
                                                                               November 30,                    November 30,
                                                                       ----------------------------    ----------------------------
                                                                           2001            2000            2001            2000
                                                                       ------------    ------------    ------------    ------------
                                                                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

NET SALES                                                              $    583,855    $    504,561    $  1,179,554    $  1,002,394
COST OF GOOD SOLD                                                           305,412         351,401         669,924         664,708
                                                                       ------------    ------------    ------------    ------------
GROSS PROFIT                                                                278,443         153,160         509,630         337,686

SELLING, GENERAL AND ADMINISTRATIVE                                         306,260         266,404         590,296         499,948
                                                                       ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                                        (27,817)       (113,244)        (80,666)       (162,262)
                                                                       ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):
     Interest expense                                                       (61,649)        (69,017)       (126,655)       (150,938)
     Amortization of debt discount                                          (10,345)         (2,638)        (38,016)         (5,276)
     Gain on change in valuation of put warrant                               9,588              --          12,867              --
                                                                       ------------    ------------    ------------    ------------
         OTHER EXPENSES, net                                                (62,406)        (71,655)       (151,804)       (156,214)
                                                                       ------------    ------------    ------------    ------------

LOSS FROM CONTINUING OPERATIONS                                             (90,223)       (184,899)       (232,470)       (318,476)
                                                                       ------------    ------------    ------------    ------------

DISCONTINUED OPERATIONS:
     Loss from operations of Novex Canada                                        --              --              --         (48,124)
     Loss on disposal of Novex Canada including
         operating loss during the phase out period of $102,190                  --        (229,056)             --        (229,056)
                                                                       ------------    ------------    ------------    ------------
LOSS FROM DISCONTINUED OPERATIONS                                                --        (229,056)             --        (277,180)
                                                                       ------------    ------------    ------------    ------------

NET LOSS                                                                    (90,223)       (413,955)       (232,470)       (595,656)

LESS: PREFERRED STOCK DIVIDEND                                               53,082              --          76,254              --
                                                                       ------------    ------------    ------------    ------------

NET LOSS TO COMMON SHAREHOLDERS                                        $   (143,305)   $   (413,955)   $   (308,724)   $   (595,656)
                                                                       ============    ============    ============    ============

LOSS PER COMMON SHARE, basic and diluted:
     From continuing operations                                                  --           (0.01)          (0.01)          (0.02)
     From discontinued operations                                                --           (0.01)             --           (0.01)
                                                                       ------------    ------------    ------------    ------------

TOTAL LOSS PER COMMON SHARE, basic and diluted                         $         --    $      (0.02)   $      (0.01)   $      (0.03)
                                                                       ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING, basic and diluted                               26,307,181      23,143,988      25,606,898      22,834,425
                                                                       ============    ============    ============    ============


                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                           Six Months Ended
                                                                                             November 30,
                                                                                     ---------------------------
                                                                                         2001            2000
                                                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 (Unaudited)    (Unaudited)
     Net loss                                                                        $  (232,470)    $  (595,656)
     Adjustments to reconcile net loss to net cash
         (used in) provided by operating activities:
            Provision for bad debts                                                       23,419          12,955
            Depreciation and amortization                                                 71,056          63,996
            Gain on change in valuation of put warrant                                   (12,867)             --
            Common stock issued for services                                              24,753           3,900
            Amortization of debt discount                                                 38,016           5,276
     Changes in assets and liabilities, net of the effect from acquisition and disposition:
            Accounts receivable                                                         (254,590)         67,770
            Inventories                                                                   59,176         (83,834)
            Prepaid and other current assets                                             (69,653)        (55,682)
            Net liabilities of discontinued operations                                        --         391,204
            Other assets                                                                      --           3,880
            Accounts payable                                                              57,261         280,536
            Accrued expenses and other current liabilities                                93,215         142,685
                                                                                     -----------     -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                     (202,684)        237,030
                                                                                     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITY:
         Acquisition of business, net of cash acquired                                        --        (108,588)
                                                                                     -----------     -----------
CASH USED IN INVESTING ACTIVITY                                                               --        (108,588)
                                                                                     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash overdraft                                                                   81,428           7,358
         Due to factor                                                                        --         (68,184)
         (Repayment of ) proceeds from loans payable - shareholders                      (11,150)         33,093
         Repayment of bank line of credit                                                (27,261)        (44,988)
         Proceeds from notes payable                                                      25,000              --
         Repayment of debt obligations                                                   (46,333)        (56,006)
         Proceeds from the sale of common stock                                          181,000              --
                                                                                     -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                202,684        (128,727)
                                                                                     -----------     -----------

NET DECREASE IN CASH                                                                          --            (285)

CASH AT BEGINNING OF YEAR                                                                     --             285
                                                                                     -----------     -----------

CASH AT END OF PERIOD                                                                $        --     $        --
                                                                                     ===========     ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
                Interest                                                             $    88,691     $   133,447
                                                                                     ===========     ===========
                Income taxes                                                         $        --     $        --
                                                                                     ===========     ===========
         Non-cash flow and investing and financing activities:
                Conversion of debt to equity                                         $    42,868     $ 1,390,388
                                                                                     ===========     ===========
                Common stock issued for assets acquired                              $        --     $   137,000
                                                                                     ===========     ===========
                Common stock issued for future services                              $    18,903              --
                                                                                     ===========     ===========
                Preferred stock dividend                                             $    75,892     $        --
                                                                                     ===========     ===========


                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED NOVEMBER 30, 2001
                                   (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operation results for the three months ended November 30, 2001 are not necessarily indicative of the result that may be expected for the year ended May 31, 2002. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2001.

2.   LOSS PER SHARE

     Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the six months ended November 30, 2001 and 2000 diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive.

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

     Summarized results of the discontinued operation is as follows:

                                                Six Months Ended November 30,
                                                ----------------------------
                                                     2001          2000
                                                   --------      --------
     Net sales                                         --         100,643
                                                   ========      ========
     Loss from operations                              --         (48,124)
     Loss on disposal                                  --        (229,056)
                                                   --------      --------
     Total loss on discontinued operations             --        (277,180)
                                                   ========      ========

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED NOVEMBER 30, 2001
                                   (unaudited)


4.   INVENTORIES

     Inventories were determined based on the perpetual inventory system and consisted of the following:


                                            November 30, 2001
                                            -----------------

              Raw Material                      $ 113,185

              Finished Goods                       31,893
                                                ---------
                                                $ 145,078
                                                =========

5.   SHAREHOLDERS' DEFICIENCY

     As of November 30, 2001, the Company raised $153,000 from the sale of 1,020,001 shares of restricted common stock. Included in the sale of common stock were warrants, which provide the right to purchase one share of common stock for every three shares of common stock purchased. The warrants have an exercise price of $0.20 per share and they expire three years from the date of issuance. The warrants exercise prices were granted at the quoted market price.

     During the six months ended November 30, 2001, the Company issued 136,000 shares of common stock in consideration for financing of $136,000 that occurred in the fiscal year ended May 31, 2001. As a result, the Company valued the common stock based on the quoted market price and recorded a debt discount of $19,040. In addition, the Company converted $42,868 of loan and interest from a shareholder into 285,786 shares of restricted common stock.

     As of November 30, 2001, the Company issued 139,038 shares of preferred stock as payment of accrued preferred stock dividend.

     In November 2001, the company issued 329,412 shares of restricted common stock for $28,000.

     In October 2001, the Company issued 65,000 shares of restricted common stock for services, which was valued at the quoted market price of $0.09 or $5,850.

     On September 15, 2001, the Company granted 25,000 employee stock options at an exercise price of $0.20, which was above the quoted market price on the date of grant. The employee stock options expire on September 15, 2004.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED NOVEMBER 30, 2001
                                   (unaudited)


     During August 2001, the Company issued 70,000 shares of restricted common stock and 75,000 warrants for future consulting services. The common stock was valued at the quoted market price of $0.12 or $8,400. The warrants were valued at $10,503, which was based on the Black-Scholes option pricing model with the following assumptions used: annual dividend of $0; expected volatility of 217%; risk-free interest rate of 3.5%; and an expected life of 3 years. The Company has recorded the value of the common stock and warrant to prepaid expense and will amortize the amounts over the life of the service period.

     On June 1, 2001, the Company granted 100,000 stock options to a director of the Company with an exercise price of $0.20 and will expire on June 1, 2004. In addition, the Company granted 61,805 stock options to its employees with an exercise price of $0.25 and will expire on October 1, 2003. The options exercise prices were granted at the quoted market price.

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

7.   RECENT ACCOUNTING PRONOUNCEMENT

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the reporting provisions of APB Opinion No. 30, Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is in the process of analyzing the impact of the adoption of this statement on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-QSB. The Financial Statements for the six month period ended November 30, 2001, included in this Form 10-QSB are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Six months ending November 30, 2000 vs. November 30, 2001

     In the six month period ended November 30, 2001, Novex had net sales of $1,179,554 versus $1,002,394 in the corresponding six month period in 2000. The increase in sales was 17% over the corresponding period. Gross sales in the six month period were $1,199,858, but the company took a charge in the period for $20,304 for sales and marketing related expenses. Cost of goods sold in this period was $669,924 which generated a gross margin of 43%, versus 34% in 2000. The increase in the gross margin was attributable to larger orders of higher margin products to the same customer and less factory overtime that were attributable to more timely deliveries of raw materials on account of the company's slightly improved cash flow. Novex incurred general and administrative costs of $590,296 which resulted in a loss from operations of $80,666 in this period. In this period, Novex incurred $126,655 in interest expense, $38,016 of amortization of debt discount and a gain on change in the valuation of a put warrant of $12, 867. The company's operating loss before interest, taxes, depreciation and amortization (EBITDA) was $9,610. The increase in sales, cost of goods sold and general operating expenses during this period was attributable primarily to the company's improvement of its sales and marketing efforts.

     On November 30, 2001, Novex had $775,623 in current assets which consisted primarily of inventory of $145,078 and accounts receivable of $533,820. The company's property, plant and equipment was $1,274,580 net of accumulated depreciation of $186,160 and goodwill of $653,510 net of accumulated amortization of $104,196.

Three months ending November 30, 2000 vs. November 30, 2001

     In the three month period ended August 31, 2001, Novex had net sales of $583,855 versus $504,561 in the corresponding three month period in 2000. The increase in sales was 16% over the corresponding period. Gross sales in the three month period were $604,159, but the company took a charge in the period for $20,304 for sales and marketing related expenses in the second quarter ending November 30, 2001. Cost of goods sold in this period was $304,412 which generated a gross margin of 47%, versus 31% in 2000. The increase in the gross margin was attributable to larger orders of higher margin products to the same customer and less factory overtime that were attributable to more timely deliveries of raw materials on account of the company's slightly improved cash flow. Novex incurred general and administrative costs of $306,260 which resulted in a loss from operations of $27,817 in this period. The increase in selling, general and administrative costs were attributable to higher sales commissions which are based on sales, and additional marketing expenses that were incurred to begin stocking Home Depot stores with merchandise. In this period, Novex incurred $61,649 in interest expense, $10,345 of amortization of debt discount and a gain on change in the valuation of a put warrant of $9,588. For the three month period the company's operating profit before interest, taxes, depreciation and amortization (EBITDA) was $26,033, which includes an $18,000 payment to the former shareholders of the Sta-Dri Company which receive an additional $6,000 per month up to August, 2002 if the company's stock price is below $1.00 per share for a twenty day trading period. The increase in sales, cost of goods sold and general operating expenses during this period was attributable primarily to the company's improvement of its sales and marketing efforts.

Liquidity and Financial Resources at November 30, 2001

     As of November 30, 2001, Novex had $3,156,546 in current liabilities. Of this amount, $429,147 was the balance on Novex's secured revolving line of credit with Dime Commercial Corp. which is used to fund the Company's operations. It had accounts payable of $568,826, accrued expenses of $209,189 and a cash overdraft of $109,771. The accrual for preferred stock dividend payable is $53,082 and is payable in shares of preferred stock not cash.

     In late May through August 2001 the company offered for sale restricted shares of its common stock at $.15 per share and a warrant to purchase one (1) share of common stock for every three shares of common stock purchased in the offering. The warrants have an exercise price of $.20 per share and a three year expiration period. As of the filing of this Form 10-QSB the company raised $153,000. In addition, Novex's CEO and President, Daniel W. Dowe, entered into an agreement with the company to convert all loans he made to the company into equity under the same terms and conditions offered to investors in the aforementioned private offering. The total amount converted was $42,686.

     On December 21, 2000, Novex obtained from a private investor a six-month secured bridge loan in the amount of $600,000 ("Bridge Note") which has been extended by the investor to provide the company additional time to improve its sales and secure take-out financing on terms that are mutually beneficial to the company and the new investor(s). The Bridge Note holder owns approximately 4% of the company's common stock and is equally concerned with excessive dilution. The bridge loan bears interest at a rate of 10% per annum. In exchange for the bridge financing, Novex issued 600,000 shares of its common stock to the investor. The Bridge Note is secured by the same assets as, and is subordinated to, the Dime Note (discussed below). During the period February 21, 2001, through October 4, 2001, the same private investor made three additional bridge loans of $311,000 for which he received 286,000 shares of common stock as of November 30, 2001 and another 25,000 shares of common stock as of December 31, 2001. The terms of the additional bridge loans are identical to those of the original Bridge Note. He also made an equity investment of $50,000 on January 21, 2001 for which he received 625,000 shares of Novex' common stock.

     The current portion of the long-term debt consists of a three year term loan and put warrant totaling $727,834 (originally $890,000) that was made by Dime Commercial Corp. to enable the Company to acquire the Por-Rok Unit (the "Dime Note"). The remaining portion of the purchase price for the Por-Rok Unit was paid with the Sherwin-Williams Note which has been converted into 1,390,388 preferred shares. Included in the current portion of long-term debt is a debenture payable for $125,000 that is past due as it matured on May 31, 1999. This $125,000 note is the remaining balance on a bridge loan of $250,000 that was purchased by Novex' largest shareholder, which is a private equity fund managed by Quilcap Corporation.

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

     For the quarter ended November 30, 2001, Novex has been able to increase sales volume while selling, general and administrative expenses have remained relatively constant when compared to quarter ended November 30, 2000. The increase in sales has resulted in higher levels of accounts receivable and inventory as well as accounts payable and accrued expenses. For the period ended November 30, 2001, gross margin has increased and selling, general and administrative expenses have increased when compared to the same period ended November 30, 2000. The increase in the gross margin and the lower loss from operations resulted from higher sales, lower levels of plant labor and by allocating fixed factory overhead charges over a greater volume of sales.

     The company has generated a positive cash flow from operations (EBITDA, plus payments for services with stock versus cash) of $15,143 for the quarter ended November 30, 2001 compared to a negative cash flow of $94,366 for the quarter ended November 30, 2000. Thus, while future operating cash inflows should continue to increase, Novex will still require an increase in sales volume to meet all its obligations including operating and financial charges, otherwise the company will not have sufficient cash flow to cover its operating, investing and debt payment requirements. Therefore, Novex has developed plans to improve profitability and cash flows and to continue to raise capital to sustain itself as it grows into a viable entity.

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

Item 2. Changes in Securities.

     During this quarter, the Registrant issued a total of 65,000 shares of its common stock to one employee and an individual that provided investor relations services. One other employee received 25,000 stock options as part of an annual review. In November 2001, the company issued 329,412 shares of restricted common stock for $28,000.

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

NOVEX SYSTEMS INTERNATIONAL, INC.


By: /s/ Daniel W. Dowe
   ---------------------------------------
     Daniel W. Dowe
     President and Chief Executive Officer


Date: January 22, 2002