Form 10QSB/A
period 2001-11-30
NOVEX SYSTEMS INTERNATIONAL INC
filed 2002-01-29
CIK 945634

Amendment No. 1 to
                                  FORM 10-QSB/A


Item 5. Other Information has been amended to state that this report was filed without review of an independent auditor.


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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information

The Company has filed this report prior to the completion of the review of quarterly financial information by their independent auditor. The review will be completed as soon as possible after filing this report, any material change to the quarterly financial information necessitated by the completion of such review will be promptly reported by means of an amendment to this report.

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


Date: January 25, 2002