Form 10QSB/A
period 2001-11-30
NOVEX SYSTEMS INTERNATIONAL INC
filed 2002-01-29
CIK 945634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 2 to
                                  FORM 10-QSB/A

Item 5. Other Information, has been amended to state that this report was originally filed without review of an independent auditor and that in this amendment No. 2 to Form 10-QSB/A the independent auditor completed their review. As discussed in item 5, certain revision to this filing were incorporated.

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

         Independent Accountants' Review Report ............................F-1

         Balance Sheet as of November 30, 2001 .............................F-2

         Statements of Operations for the
         six months ended November 30, 2001 and
         November 30, 2000..................................................F-3

         Statements of Cash Flows for the
         six months ended November 30, 2001 and
         November 30, 2000..................................................F-4

         Notes to Financial Statements .....................................F-5


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

Item 6.  Exhibits and Reports on Form 8-K.....................................5

                                     PART I


                                                                        Page No.
                                                                        --------

Item 1.  Financial Information (Unaudited)

         Independent Accountants' Review Report ............................F-1

         Balance Sheet as of November 30, 2001 .............................F-2

         Statements of Operations for the
         six months ended November 30, 2001 and
         November 30, 2000..................................................F-3

         Statements of Cash Flows for the
         six months ended November 30, 2001 and
         November 30, 2000..................................................F-4

         Notes to Financial Statements .....................................F-5

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Shareholders and Board of Directors
Novex Systems International, Inc.

We have reviewed the accompanying balance sheet of Novex Systems International, Inc. as of November 30, 2001, and the related statements of operations, and cash flows for the six months ended November 30, 2001and 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Novex Systems International, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


                                                /s/Feldman Sherb & Co., P.C.
                                                   Feldman Sherb & Co., P.C.
                                                   Certified Public Accountants

January 25, 2002

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

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                           Six Months Ended
                                                                                             November 30,
                                                                                     ---------------------------
                                                                                         2001            2000
                                                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 (Unaudited)    (Unaudited)
     Net loss                                                                        $  (232,470)    $  (595,656)
     Adjustments to reconcile net loss to net cash
         (used in) provided by operating activities:
            Provision for bad debts                                                       23,419          12,955
            Depreciation and amortization                                                 71,056          63,996
            Gain on change in valuation of put warrant                                   (12,867)             --
            Common stock issued for services                                              24,753           3,900
            Amortization of debt discount                                                 38,016           5,276
     Changes in assets and liabilities, net of the effect from acquisition and disposition:
            Accounts receivable                                                         (254,590)         67,770
            Inventories                                                                   59,176         (83,834)
            Prepaid and other current assets                                             (69,653)        (55,682)
            Net liabilities of discontinued operations                                        --         391,204
            Other assets                                                                      --           3,880
            Accounts payable                                                              57,261         280,536
            Accrued expenses and other current liabilities                                93,215         142,685
                                                                                     -----------     -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                     (202,684)        237,030
                                                                                     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITY:
         Acquisition of business, net of cash acquired                                        --        (108,588)
                                                                                     -----------     -----------
CASH USED IN INVESTING ACTIVITY                                                               --        (108,588)
                                                                                     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash overdraft                                                                   81,428           7,358
         Due to factor                                                                        --         (68,184)
         (Repayment of) proceeds from loans payable - shareholders                       (11,150)         33,093
         Repayment of bank line of credit                                                (27,261)        (44,988)
         Proceeds from notes payable                                                      25,000              --
         Repayment of debt obligations                                                   (46,333)        (56,006)
         Proceeds from the sale of common stock                                          181,000              --
                                                                                     -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                202,684        (128,727)
                                                                                     -----------     -----------

NET DECREASE IN CASH                                                                          --            (285)

CASH AT BEGINNING OF YEAR                                                                     --             285
                                                                                     -----------     -----------

CASH AT END OF PERIOD                                                                $        --     $        --
                                                                                     ===========     ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
                Interest                                                             $    88,691     $   133,447
                                                                                     ===========     ===========
                Income taxes                                                         $        --     $        --
                                                                                     ===========     ===========
         Non-cash flow and investing and financing activities:
                Conversion of debt to equity                                         $    42,868     $ 1,390,388
                                                                                     ===========     ===========
                Common stock issued for assets acquired                              $        --     $   137,000
                                                                                     ===========     ===========
                Common stock issued for future services                              $    18,903              --
                                                                                     ===========     ===========
                Preferred stock dividend                                             $    75,892     $        --
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
                                                ---------
                                                $ 145,078
                                                =========

5.   NOTE PAYABLE

     In the six month ended November 30, 2001, the Company raised an additional $25,000 by the issuance of a note payable. The $25,000 has been included with the current portion of long-term debt and the note payable has the same terms as those at May 31, 2001.

6.   SHAREHOLDERS' DEFICIENCY

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

7.   CONTINGENCY

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

8.   RECENT ACCOUNTING PRONOUNCEMENT

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-QSB. The Financial Statements for the six months ended November 30, 2001, included in this Form 10-QSB are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Six Months Ending November 30, 2001 vs. November 30, 2000

     In the six month period ended November 30, 2001, Novex had net sales of $1,179,554 versus $1,002,394 in the corresponding six month period in 2000. The increase in sales was 17% over the corresponding period. Gross sales in the six month period were $1,199,858, but the company took a charge in the period for $20,304 for sales discounts and allowances. Cost of goods sold in this period was $669,924 which generated a gross margin of 43%, versus 34% in 2000. The increase in the gross margin was attributable to larger orders of higher margin products to the same customer and less factory overtime that were attributable to more timely deliveries of raw materials. Novex incurred general and administrative costs of $590,296 which resulted in a loss from operations of $80,666 in this period. In this period, Novex incurred $126,655 in interest expense, $38,016 of amortization of debt discount and a gain on change in the valuation of a put warrant of $12,867. The company's operating loss before interest, taxes, depreciation and amortization was $9,610. The increase in sales, cost of goods sold and general operating expenses during this period was attributable primarily to the company's improvement of its sales and marketing efforts.

     On November 30, 2001, Novex had $775,623 in current assets which consisted primarily of inventory of $145,078 and accounts receivable of $533,820. The company's property, plant and equipment was $1,274,580 net of accumulated depreciation of $186,160 and goodwill of $653,510 net of accumulated amortization of $104,196.

Three Months Ending November 30, 2001 vs. November 30, 2000

     In the threes ended November 30, 2001, Novex had net sales of $583,855 versus $504,561 in the corresponding three months ended November 30, 2000. The increase in sales was 16% over the corresponding period. Gross sales in the three month period were $604,159, but the company took a charge in the period for $20,304 for sales discounts and allowances in the second quarter ending November 30, 2001. Cost of goods sold in this period was $304,412 which generated a gross margin of 47%, versus 31% in 2000. The increase in the gross margin was attributable to larger orders of higher margin products to the same customer and less factory overtime that were attributable to more timely deliveries of raw materials.

Novex incurred general and administrative costs of $306,260 which resulted in a loss from operations of $27,817 in this period. The increase in selling, general and administrative costs were attributable to higher sales commissions which are based on sales, and additional marketing expenses that were incurred to begin stocking Home Depot stores with merchandise. In this period, Novex incurred $61,649 in interest expense, $10,345 of amortization of debt discount and a gain on change in the valuation of a put warrant of $9,588. For the three month period the company's operating profit before interest, taxes, depreciation and amortization was $27,255, which includes an $18,000 payment to the former shareholders of the Sta-Dri Company which receive an additional $6,000 per month up to August, 2002 if the company's stock price is below $1.00 per share for a twenty day trading period. The increase in sales, cost of goods sold and general operating expenses during this period was attributable primarily to the company's improvement of its sales and marketing efforts.

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

     On December 21, 2000, Novex obtained from a private investor a six-month secured bridge loan in the amount of $600,000 ("Bridge Note") which has been extended by the investor to provide the company additional time to improve its sales and secure take-out financing on terms that are mutually beneficial to the company and the new investor(s). The Bridge Note holder owns approximately 4% of the company's common stock and is equally concerned with excessive dilution. The bridge loan bears interest at a rate of 10% per annum. In exchange for the bridge financing, Novex issued 600,000 shares of its common stock to the investor. The Bridge Note is secured by the same assets as, and is subordinated to, the Dime Note (discussed below). During the period February 21, 2001, through October 4, 2001, the same private investor made three additional bridge loans of $311,000, which included $25,000 that was received in the six months ended November 30,2001. Also, in the exchange for the additional bridge financing, the Company issued 286,000 shares of common stock, which included 136,000 shares that were issued during the six months ended November 30, 2001. In addition, the same private investor received another 25,000 shares of common stock as of December 31, 2001. The terms of the additional bridge loans are identical to those of the original Bridge Note. The private investor also made an equity investment of $50,000 in February 2001 for which he received 625,000 shares of Novex' common stock.

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

     For the quarter ended November 30, 2001, Novex has been able to increase sales volume while selling, general and administrative expenses have remained relatively constant when compared to quarter ended November 30, 2000. The increase in sales has resulted in higher levels of accounts receivable, accounts payable and accrued expenses. Also, the Company has managed to reduce the level of inventory from $204,254 as of May 31, 2001 to $145,078 as of November 30, 2001. For the period ended November 30, 2001, gross margin has increased and selling, general and administrative expenses have increased when compared to the same period ended November 30, 2000. The increase in the gross margin and the lower loss from operations resulted from higher sales, lower levels of plant labor and by allocating fixed factory overhead charges over a greater volume of sales.

     The Company has generated a negative cash flow from operations of $202,684 for the six months ended November 30, 2001 compared to a negative cash flow from operations of $154,174 for the six months ended November 30, 2000, after excluding the net liabilities of discontinued operations of $391,204. Thus, Novex will still require an increase in sales volume to meet all its obligations including operating and financial charges, otherwise the Company will not have sufficient cash flow to cover its operating, investing and debt payment requirements. Therefore, Novex has developed plans to improve profitability and cash flows and to continue to raise capital to sustain itself as it grows into a viable entity.

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

     If these efforts do not generate additional sales to enable Novex to meet all of its operating and financing expense requirements, it would then seek additional financing from third-party sources. Although the Novex's assets are fully secured by loans outstanding to Dime Commercial Corp., Novex would seek to raise additional capital through the sales of unsecured debt securities, unsecured debt combined with equity securities or preferred and common stock. It is likely, however, that any unsecured debt financing would carry a higher interest rate than secured financing or that any equity financing might be on terms which are not favorable to Novex and which are dilutive to existing shareholders.

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

     The Company had filed this report prior to the completion of the review of quarterly financial information by their independent auditor. The review has been completed and, therefore, the Company has filed amendment No. 2 to Form 10-QSB/A. As a result of the independent auditor completing their review, the Company has added Note 5, which discusses the additional $25,000 raised in the six months ended November 30, 2001, and has revised Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company has revised certain financial information in the results of operations and liquidity and financial resources section as well as include the disclosure of a recent accounting pronouncement the Company is required to adopt.

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