Form 10QSB
period 2002-02-28
NOVEX SYSTEMS INTERNATIONAL INC
filed 2002-05-15
CIK 945634

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

      _________ TO __________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes |X| No |_|.

The Company had 26,680,187 shares of its $.001 par value common stock and 1,529,426 shares of its $.001 par value preferred stock issued and outstanding on February 28, 2002.

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

           Balance Sheet as of February 28, 2002 ............................F-1

           Statements of Operations for the three months and
           nine months ended February 28, 2002 and
           February 28, 2001.................................................F-2

           Statements of Cash Flows for the
           nine months ended February 28, 2002 and
           February 28, 2001.................................................F-3

           Notes to Financial Statements ....................................F-4


Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................1

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

Item 5.  Other Information.....................................................5

Item 6.  Exhibits and Reports on Form 8-K......................................5

                                     PART I

                                                                        Page No.
                                                                        --------
Item 1.  Financial Information (Unaudited)

Item 1.  Financial Statements (Unaudited)

            Balance Sheet as of February 28, 2002 ...........................F-1

            Statements of Operations for the three months and
            nine months ended February 28, 2002 and
            February 28, 2001................................................F-2

            Statements of Cash Flows for the
            nine months ended February 28, 2002 and
            February 28, 2001................................................F-3

            Notes to Financial Statements ...................................F-4

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                                  BALANCE SHEET
                                FEBRUARY 28, 2002
                                   (Unaudited)

                                     ASSETS
                                     ------
CURRENT ASSETS:
     Accounts receivable, net of allowance for doubtful
         accounts of $81,990                                              $   680,540
     Inventories                                                              161,034
     Prepaid expenses and other current assets                                119,361
                                                                          -----------

         Total Current Assets                                                 960,935

PROPERTY, PLANT AND EQUIPMENT - at cost, net                                1,252,989

GOODWILL - at cost, net                                                       641,147
                                                                          -----------

                                                                          $ 2,855,071
                                                                          ===========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                    ----------------------------------------
CURRENT LIABILITIES:
     Cash overdraft                                                       $   149,594
     Current portion of long term debt                                      1,834,302
     Bank line of credit                                                      574,572
     Accounts payable                                                         447,034
     Loans payable -  shareholder                                              87,048
     Accrued preferred stock dividend payable                                  91,317
     Accrued expenses and other current liabilities                           255,097
                                                                          -----------

         Total Current Liabilities                                          3,438,964
                                                                          -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
     Preferred stock -  $0.001 par value, 10,000,000 shares authorized,
         1,529,426 shares issued and outstanding                            1,529,426
     Common stock -  $0.001 par value, 50,000,000 shares authorized,
         26,680,187 shares issued and outstanding                              26,680
     Additional paid-in capital                                             6,370,344
     Accumulated deficit                                                   (8,510,342)
                                                                          -----------

         Total shareholders' deficiency                                      (583,893)
                                                                          -----------

                                                                          $ 2,855,071
                                                                          ===========

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three Months Ended              Nine Months Ended
                                                                          February 28,                    February 28,
                                                                  ----------------------------    ----------------------------
                                                                      2002            2001            2002            2001
                                                                  ------------    ------------    ------------    ------------
NET SALES                                                         $    404,722    $    374,559    $  1,584,276    $  1,376,953
COST OF GOOD SOLD                                                      254,305         228,432         924,229         893,140
                                                                  ------------    ------------    ------------    ------------
GROSS PROFIT                                                           150,417         146,127         660,047         483,813

SELLING, GENERAL AND ADMINISTRATIVE                                    190,813         237,813         781,109         737,761
                                                                  ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                                   (40,396)        (91,686)       (121,062)       (253,948)
                                                                  ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):
     Interest expense                                                  (63,491)        (51,774)       (190,146)       (202,712)
     Amortization of debt discount                                      (3,941)        (16,634)        (41,957)        (21,910)
     Gain on change in valuation of put warrant                          6,310              --          19,177              --
                                                                  ------------    ------------    ------------    ------------
         OTHER EXPENSES, net                                           (61,122)        (68,408)       (212,926)       (224,622)
                                                                  ------------    ------------    ------------    ------------

LOSS FROM CONTINUING OPERATIONS                                       (101,518)       (160,094)       (333,988)       (478,570)
                                                                  ------------    ------------    ------------    ------------

DISCONTINUED OPERATIONS:
     Loss from operations of Novex Canada                                   --              --              --         (48,124)
     Loss on disposal of Novex Canada including
         operating loss during the phase out period of $102,190             --              --              --        (229,056)
                                                                  ------------    ------------    ------------    ------------
LOSS FROM DISCONTINUED OPERATIONS                                           --              --              --        (277,180)
                                                                  ------------    ------------    ------------    ------------

NET LOSS                                                              (101,518)       (160,094)       (333,988)       (755,750)

LESS: PREFERRED STOCK DIVIDEND                                          38,235              --         114,489              --
                                                                  ------------    ------------    ------------    ------------

NET LOSS TO COMMON SHAREHOLDERS                                   $   (139,753)   $   (160,094)   $   (448,477)   $   (755,750)
                                                                  ============    ============    ============    ============

LOSS PER COMMON SHARE, basic and diluted:
     From continuing operations                                          (0.01)          (0.01)          (0.02)          (0.02)
     From discontinued operations                                           --              --              --           (0.01)
                                                                  ------------    ------------    ------------    ------------

TOTAL LOSS PER COMMON SHARE, basic and diluted                    $      (0.01)   $      (0.01)   $      (0.02)   $      (0.03)
                                                                  ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING, basic and diluted                          26,523,667      23,958,155      25,873,899      23,224,995
                                                                  ============    ============    ============    ============

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                           February 28,
                                                                                   --------------------------
                                                                                       2002           2001
                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      $  (333,988)   $  (755,750)
     Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
            Provision for bad debts                                                     32,153         21,053
            Depreciation and amortization                                              105,010         97,961
            Gain on change in valuation of put warrant                                 (19,177)            --
            Common stock issued for services                                            24,753          6,360
            Amortization of debt discount                                               41,957         21,910
     Changes in assets and liabilities, net of the effect from acquisition and disposition:
            Accounts receivable                                                       (410,044)        54,394
            Inventories                                                                 43,220       (125,737)
            Prepaid and other current assets                                           (92,289)       (45,899)
            Other assets                                                                    --          3,880
            Accounts payable                                                           (64,531)        74,199
            Accrued expenses and other current liabilities                             139,123        (29,217)
                                                                                   -----------    -----------
NET CASH USED IN CONTINUING OPERATIONS                                                (533,813)      (676,846)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                                --        433,454
                                                                                   -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                                 (533,813)      (243,392)
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                               --           (424)
         Acquisition of business, net of cash acquired                                      --       (108,588)
                                                                                   -----------    -----------
CASH USED IN INVESTING ACTIVITIES                                                           --       (109,012)
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash overdraft                                                                121,251          2,937
         Due to factor                                                                      --        (68,184)
         Proceeds from loans payable - shareholders                                     57,898          9,092
         Proceeds from (repayment of) bank line of credit                              118,164       (222,249)
         Proceeds from notes payable                                                   125,000        700,000
         Repayment of debt obligations                                                 (69,500)       (73,442)
         Proceeds from the sale of common stock                                        181,000         50,000
                                                                                   -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              533,813        398,154
                                                                                   -----------    -----------

NET INCREASE IN CASH                                                                         0         45,750

CASH AT BEGINNING OF PERIOD                                                                 --            285
                                                                                   -----------    -----------

CASH AT END OF PERIOD                                                              $         0    $    46,035
                                                                                   ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid during the period for:
                Interest                                                           $   127,608    $   191,230
                                                                                   ===========    ===========
                Income taxes                                                       $        --    $        --
                                                                                   ===========    ===========
         Non-cash flow and investing and financing activities:
                Conversion of debt to equity                                       $    42,868    $ 1,390,388
                                                                                   ===========    ===========
                Common stock issued for assets acquired                            $        --    $   137,000
                                                                                   ===========    ===========
                Common stock issued for future services                            $    18,903             --
                                                                                   ===========    ===========
                Preferred stock dividend                                               114,489    $        --
                                                                                   ===========    ===========

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED FEBRUARY 28, 2002
                                   (unaudited)

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operation results for the nine months ended February 28, 2002 are not necessarily indicative of the result that may be expected for the year ended May 31, 2002. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 2001.

2.    LOSS PER SHARE

      Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the nine months ended February 28, 2002 and 2001 diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive.

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

      Summarized results of the discontinued operation is as follows:

                                                Nine Months Ended November 30,
                                              ----------------------------------
                                                2002                      2001
                                              --------                 --------
      Net sales                                     --                  100,643
                                              ========                 ========
      Loss from operations                          --                  (48,124)
      Loss on disposal                              --                 (229,056)
                                              --------                 --------
      Total loss on discontinued operations         --                 (277,180)
                                              ========                 ========

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED FEBRUARY 28, 2002
                                   (unaudited)

4.    INVENTORIES

      Inventories were determined based on the perpetual inventory system and consisted of the following:

                           February 28, 2002
                           -----------------
            Raw Material       $122,225

            Finished Goods       38,809
                               --------

                               $161,034
                               ========

5.    NOTE PAYABLE

      In the nine month ended February 28, 2002, the Company raised an additional $125,000 from the same holder of the notes payable of $886,000 at May 31, 2001. The $125,000 has been included with the current portion of long-term debt and the note payable has the same terms as those at May 31, 2001.

6.    SHAREHOLDERS' DEFICIENCY

      As of February 28, 2002, the Company raised $153,000 from the sale of 1,020,001 shares of restricted common stock. Included in the sale of common stock were warrants, which provide the right to purchase one share of common stock for every three shares of common stock purchased. The warrants have an exercise price of $0.20 per share and they expire three years from the date of issuance. The warrants exercise prices were granted at the quoted market price.

      During the nine months ended February 28, 2002, the Company issued 261,000 shares of common stock in consideration for financing of $261,000 that occurred in the fiscal year ended May 31, 2001. As a result, the Company valued the common stock based on the quoted market price and recorded a debt discount of $27,733. In addition, the Company converted $42,868 of loan and interest from a shareholder into 285,786 shares of restricted common stock.

      As of February 28, 2002, the Company issued 139,038 shares of preferred stock as payment of accrued preferred stock dividend.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED FEBRUARY 28, 2002
                                   (unaudited)

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

      In March, 2001, Dime Commercial Corp. commenced a legal action against Novex to secure payment on the two outstanding notes and a separate action to seek foreclosure on the real property in an attempt to force the company to pay-off the notes in a reasonable time period. Since the filing of the actions, the court in the legal proceeding for payment on the notes provided Novex with injunctive relief whereby Novex could retain payments from customers on account and use a new bank account to funds its operations until the litigation is resolved. Novex has yet to file a response to the foreclosure action and with its filing will seek further injunctive relief. Novex believes that its efforts to secure refinancing of the Dime notes will materialize although as of the date of this filing there are no firm commitments outstanding from prospective investors.

      In addition, some small vendor accounts have commenced actions against Novex to secure

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED FEBRUARY 28, 2002
                                   (unaudited)

      payments on aged accounts payable and the Company does not believe these actions would have materially adverse consequences to the Company, since generally enters into payment plans with creditors that believe that the only recourse for payment is through legal action.

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

      The most significant changes made by SFAS No. 144 are (1) goodwill is removed from its scope and therefore, it eliminates the requirements of SFAS 121 to allocate goodwill to long lived assets to be tested for impairment, and (2) it describes a probability-weighted cash flow estimation approach to apply to situations in which alternative course of action to recover the carrying amount of long lived assets are under consideration or a range is estimated for the amount of possible future cash flows. The Company is in the process of analyzing the impact of the adoption of this statement on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-QSB. The Financial Statements for the nine month periods ended February 28, 2002 and February 28, 2001, included in this Form 10-QSB are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Nine months ending February 28, 2002 vs. February 28, 2001

      In the nine month period ended February 28, 2002, Novex had net sales of $1,584,276 versus $1,376,953 in the corresponding nine month period in 2001. The increase in sales was 15% over the corresponding period. Cost of goods sold in this period was $924,229, which generated a gross margin of 42%, versus 35% in 2000. The increase in the gross margin was attributable to increased sales which reduces fixed factory overhead charges as a percentage of total sales, larger orders of higher margin products to the same customer and less factory overtime. Novex incurred general and administrative costs of $781,109, which resulted in a loss from operations of $121,062 in this period. In this period, Novex incurred $190,146 in interest expense, $41,957 of amortization of debt discount and a gain on change in the valuation of a put warrant of $19,177. For the nine month period ending February 28, 2002 the company's operating loss before interest, taxes, depreciation and amortization (EBITDA) was $16,052 versus a loss of $155,987 in the previous nine month period. The increase in sales, cost of goods sold and general operating expenses during this period was attributable primarily to the company's improvement of its sales and marketing efforts.

      On February 28, 2002, Novex had $960,935 in current assets, which consisted primarily of inventory of $161,034 and accounts receivable of $680,540. The company's property, plant and equipment was $1,252,989, net of accumulated depreciation of $207,750 and goodwill of $641,146 net of accumulated amortization of $116,559.

Three months ending February 28, 2002 vs. February 28, 2001.

      In the three month period ended February 28, 2002, Novex had net sales of $404,722 versus $374,559 in the corresponding three month period in 2001. The increase in sales was 8.1% over the corresponding period. Cost of goods sold in this period was $254,305, which generated a gross margin of 37%, versus 39% in 2001. Novex incurred general and administrative costs of $190,813, which resulted in a loss from operations of $40,396 in this period. The decrease in selling, general and administrative costs versus the previous period was attributable to lower sales commissions due to the termination of certain manufacturers' representatives and the company's overall plan to reduce operating expenses. In this three month period, Novex incurred $63,491 in interest expense, $3,941 of amortization of debt discount and a gain on change in the valuation of a put warrant of $6,310. For the three month period the company's operating loss before interest, taxes, depreciation and amortization (EBITDA) was $6,442, which includes $18,000 of accrued royalty payments to the former shareholders of the Sta-Dri Company whom receive an additional $6,000 per month up to August, 2002, if the company's stock price is below $1.00 per share for a twenty day trading period. The increase in sales and cost of goods sold during this period was attributable primarily to the company's improvement of its sales and marketing efforts.

Liquidity and Financial Resources at February 28, 2002

      As of February 28, 2002, Novex had $3,438,964 in current liabilities. Of this amount, $574,572 was the balance on Novex's secured revolving line of credit with Dime Commercial Corp. which is used to fund the Company's operations and a term loan of $704,667 outstanding with Dime and $1,011,000 in bridge loans outstanding to a shareholder and director. Novex had accounts payable of $447,034, accrued expenses of $255,097 and a cash overdraft of $149,594. The accrual for preferred stock dividend payable is $91,317 and is payable in shares of preferred stock not cash.

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

      On December 21, 2000, Novex obtained from a private investor a six-month secured bridge loan in the amount of $600,000 ("Bridge Note") which has been extended by the investor to provide the company additional time to improve its sales and secure take-out financing on terms that are mutually beneficial to the company and the new investor(s). The Bridge Note holder owns approximately 4% of the company's common stock and is equally concerned with excessive dilution. The bridge loan bears interest at a rate of 10% per annum. In exchange for the bridge financing, Novex issued 600,000 shares of its common stock to the investor. The Bridge Note is secured by the same assets as, and is subordinated to, the Dime Note (discussed below). During the period February 21, 2001, through December 31, 2001, the same private investor made four additional bridge loans of $411,000 for which he received 286,000 shares of common stock as of November 30, 2001 and another 125,000 shares of common stock as of December 31, 2001. The terms of the additional bridge loans are identical to those of the Original Bridge Note. He also made an equity investment of $50,000 on January 21, 2001 for which he received 625,000 shares of Novex' common stock.

      The current portion of the long-term debt consists of a three year term loan and put warrant totaling $708,401 (originally $890,000) that was made by Dime Commercial Corp. to enable the Company to acquire the Por-Rok Unit (the "Dime Note"). The remaining portion of the purchase price for the Por-Rok Unit was paid with the Sherwin-Williams Note, which has been converted, into 1,390,388 preferred shares. Included in the current portion of long-term debt is a debenture payable for $125,000 that is past due as it matured on May 31, 1999. This $125,000 note is the remaining balance on a bridge loan of $250,000 that was purchased by Novex' largest shareholder, which is a private equity fund managed by Quilcap Corporation.

      The Dime Note is secured by all the assets that are located at the Por-Rok operation at 16 Cherry Street, Clifton, New Jersey. These assets include the land (1.58 acres), the main manufacturing building and the two warehouses, including all the equipment in these buildings and all trademarks owned by Novex. In addition, the revolving line of credit that Novex has with Dime is secured by the account receivable generated at the Por-Rok unit and all inventory.

      Effective March 1, 2002, Dime had terminated its funding on the two notes and has commenced collection actions to secure repayment of the two loans. At the time the loans were called the principal and interest payments were current, however Dime had cited covenant defaults in its demand letter to Novex. Novex is actively seeking to refinance the two Dime loans with either new bank financing or through the use of the proceeds of a possible sale and leaseback transaction that the company is considering. Novex owns all its real property, which has been recently appraised for $1,200,000, but has a book value of $784,953. Novex's equipment has a book value of $402,278. Novex believes that a sale and leaseback transaction will provide sufficient net proceeds to pay-off the Dime notes in full.

      For the quarter ended February 28, 2002, Novex has been able to increase sales volume while selling, general and administrative expenses have been slightly reduced when compared to the quarter ended February 28, 2001. The increase in sales has resulted in higher levels of account receivable as well as accounts payable and accrued expenses. The increase in the gross margin and the lower loss from operations resulted from higher sales, lower levels of plant labor and inventory and by allocating fixed factory overhead charges over a greater volume of sales.

      The company has negative cash flow from continuing operations for the quarter ended February 28, 2002 compared to a higher negative cash flow for continuing operations for the quarter ended February 28, 2001. Thus, while future cash flows from continuing operations should continue to improve, Novex will require an increase in sales volume to meet all its obligations including operating and financial charges, otherwise the company will not have sufficient cash flow to cover its operating, investing and debt payment requirements. Therefore, Novex has developed plans to improve profitability and cash flows and to continue to raise capital to sustain itself as it grows into a viable entity.

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

      If these efforts do not generate additional sales to enable Novex to meet all of its operating and financing expense requirements, it would then seek additional financing from third-party sources. Although the Novex's assets are fully secured by loans outstanding to Dime Commercial Corp. and Bridge Notes, Novex would seek to raise additional capital through the sales of unsecured debt securities, unsecured debt combined with equity securities or preferred and common stock. It is likely, however, that any unsecured debt financing would carry a higher interest rate than secured financing or that any equity financing might be on terms which are not favorable to Novex and which are dilutive to existing shareholders.

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

      The most significant changes made by SFAS No. 144 are (1) goodwill is removed from its scope and therefore, it eliminates the requirements of SFAS 121 to allocate goodwill to long lived assets to be tested for impairment, and (2) it describes a probability-weighted cash flow estimation approach to apply to situations in which alternative course of action to recover the carrying amount of long lived assets are under consideration or a range is estimated for the amount of possible future cash flows. The Company is in the process of analyzing the impact of the adoption of this statement on its financial statements.

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

Certain Factors That May Affect Future Results

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. The Company's future operating results may be affected by a number of factors, including general economic conditions in both foreign and domestic markets, cyclical factors affecting the Company's industry, lack of growth in the Company's end-markets, and the Company's ability to develop, manufacture, and sell both new and existing products at a profitable yet competitive price.

      The industry in which the Company competes is highly competitive and the Company expects such competition to continue in the future. Most of the Company's competitors are larger than the Company and have substantially greater financial, technical, marketing and manufacturing resources.

      Our operations are concentrated in a single building in Clifton, New Jersey. Our operations could be interrupted by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

Part II Other Information

Item 1. Legal Proceedings

      On August 12, 1997, a shareholder who was once a director and officer of Novex ("the Plaintiff") commenced an action against Novex and its former president, Mr. A. Roy Macmillan, to enjoin Novex from taking any action that would restrict the sale of up to 300,000 shares of common stock that he allegedly owns and for the costs he will incur to conduct the lawsuit. He has not asked for, nor does Novex expect him to ask for, damages. The Plaintiff has since named Novex's current president, Mr. Dowe, in the lawsuit. The Plaintiff has no other affiliation with Novex other than for being a shareholder. The plaintiff submitted a motion for summary judgment, which the court denied. Novex has raised several defenses to this action and believes that plaintiff's claims are without merit. Novex has also asserted multiple counterclaims against the plaintiff and, in December, 1999, it asserted multiple claims against two third-party defendants, Herbert Adams, a former consultant to the company, and Colin Raynor, a former director and former outside counsel to the company Novex has alleged that the plaintiff and the two third-party defendants (none of whom are presently affiliated with Novex) had caused the company to issue them stock for work that was never done and at a time when current management believes that fraudulent activities were being undertaken which caused the company's stock price to be overinflated. All three individuals are claiming that they received stock as compensation for services rendered. When Novex investigated the matter it found virtually no records of any tangible service. Their actions and omissions caused the U.S. Securities and Exchange Commission in or about 1997 to commence an investigation of the company, then known as Stratford Acquisition Corp. It is Novex's understanding that the investigation is still pending and the Company has no information as to what action, if any, the SEC may take pursuant to the investigation. Mel Greenspoon vs. Stratford Acquisition Corporation, et. al., Ontario Court (General Division), Index No. 97-CV-126814.

      In March 2001, Dime Commercial Corp. commenced a legal action against Novex to secure payment on the two outstanding notes and a separate action to seek foreclosure on the real property in an attempt to force the company to pay-off the notes in a reasonable time period. Since the filing of the actions, the court in the legal proceeding for payment on the notes provided Novex with injunctive relief whereby Novex could retain payments from customers on account and use a new bank account to funds its operations until the litigation is resolved. Novex has yet to file a response to the foreclosure action and with its filing will seek further injunctive relief. Novex believes that its efforts to secure refinancing of the Dime notes will materialize although as of the date of this filing there are no firm commitments outstanding from prospective investors.

      Some small vendor accounts have commenced actions against Novex to secure payments on aged accounts payable and the company does not believe these actions would have materially adverse consequences to the company, since generally enters into payment plans with creditors that believe that the only recourse for payment is through legal action. In addition, as part of the refinancing of the Dime notes, the company anticipates earmarking sum of the proceeds for paydown of outstanding trade debt.

Item 2. Changes in Securities. None.

Item 3. Defaults Upon Senior Securities. See Item 1. above.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K. The Company filed a Form 8-K on March 11, 2002 to notify interested parties of the demand letter issued by Dime.

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


Date: May 14, 2002