Form 10KSB
period 2002-05-31
NOVEX SYSTEMS INTERNATIONAL INC
filed 2002-10-17
CIK 945634

FORM 10-KSB

                                  UNITED STATE
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED May 31, 2002.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
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

Securities registered pursuant to Section 12(g) of the Act:

                                                      Name of each exchange on
    Title of each class                                   which registered
    -------------------                               ------------------------
Common Stock $.001 par value                       OTC Electronic Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |_|.

Based on the closing sale price of $.06 on May 31, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $1,200,000. The company had 26,870,187 shares of its $.001 par value common stock and 1,644,134 shares of its $.001 par value preferred stock issued and outstanding on May 31, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K                                      Incorporated Document
---------------------                                      ---------------------
None

                        NOVEX SYSTEMS INTERNATIONAL, INC.

                                Table of Contents

                                                                        Page No.
                                                                        --------
Part I

Item 1.    Business and Risk Factors                                        1

Item 2.    Properties                                                      18

Item 3.    Legal Proceedings                                               19

Item 4.    Submission of Matters to a Vote of Security
           Holders                                                         20

Part II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                             20

Item 6.    Selected Financial Data                                         21

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       22

Item 8.    Financial Statements and Supplementary Data                     26

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                             27

Part III

Item 10.   Directors and Executive Officers of the Registrant              27

Item 11.   Executive Compensation                                          29

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                                      30

Item 13.   Certain Relationships and Related Transactions                  31

Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K                                                             31

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

Our limited operating history makes it difficult for investors to evaluate our business based on past performance - Novex has only had manufacturing operations and related revenues since April 1998 and we have only owned the Por-Rok business since August, 1999 and the Sta-Dri business since August, 2000. As a result, it may be difficult for investors to evaluate our business and its prospects based on prior performance.

Novex has had losses and may not be able to achieve profitability. Novex has recorded net losses for each year of operation (1994-2002). In addition, a significant portion of our assets are attributable to goodwill. In August, 2000, Novex purchased all the assets of The Sta-Dri Company, which resulted in goodwill of $149,000 and is being amortized on a straight-line method over 10 years. As of May 31, 2002, goodwill net of accumulated amortization amounted to $628,784. Amortization expense charged to operations for the fiscal year 2002 was approximately $49,452. Management will periodically review the recoverability of goodwill to determine if it has been impaired. Events that may cause an impairment would be Novex's future intentions with regard to the operations, and the operations forecasted undiscounted cash flows. Effective June 1, 2002, any reduction in the value of goodwill would be to the extent that the fair market value is less than the carrying amount of goodwill. This analysis may result in a complete or partial write-off or acceleration of the amortization period. A write-down of part or all of this would hurt our results of operations and make it even more difficult to achieve profitability in the future. Going forward, Novex anticipates incurring significant expenses, including product and service development expenses, sales and marketing costs and administrative expenses, as well as other problems, expenses, delays and other uncertainties inherent in a business with a relatively short history of operations which is seeking to expand its operations. Accordingly, these factors will also make it more difficult to achieve profitability in the near future. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Financial Statements and Notes."

If Novex cannot expand its limited product line, its ability to increase revenues and become profitable will be hampered. In the construction products industry, end-users would prefer to use one manufacturer's products in any given construction project and distributors generally prefer to stock an expanded rather than a limited product line. We currently market only a limited number of products and need to acquire companies with complementary products, or we need to have other companies private label products using our brand names and their own formulations and/or develop new products. Because of the uncertainties associated with obtaining acquisition financing and with closing these transactions, we may not achieve our objective to expand our product line this year. Furthermore, we do not currently know when new products under development will be ready for manufacturing, generate revenues, or whether they can be successfully marketed. If we are unable to acquire new products or develop new products, our ability to achieve profitability through increased sales from an expanded product line would be delayed. See "Business-The Company's Future Operations" and "-Description of Products."

If Novex cannot obtain additional financing, it could default on its debt obligations, lose the Por-Rok facility and suffer a decrease in revenues. Novex is required to make monthly payments on the $890,000 Secured Term Loan Promissory Note in favor of Dime Commercial Corp. In addition, we have bridge loans outstanding in the amount of $1,011,000 that have matured on September 15, 2001 and are still outstanding, which notes are secured by our assets, but subordinated to the loans owed to Dime Commercial Corp. Our ability to pay off the debt owed to Dime Commercial Corp. and the bridge loan holders will be dependent to a large extent upon a successful refinancing of the company's entire business. If the revenues generated by our sales and marketing efforts are not sufficient to pay off the debt owed to Dime Commercial Corp. and the bridge loan holders, we will need to obtain financing from an outside source. If Novex shall need additional financing for working capital it does not have any assets to pledge, therefore any future financing would have to be in the form of unsecured debt financing that would be subordinated to current secured loans, or equity financing such as the sale of preferred or common stock. If Novex had to raise capital through unsecured debt the interest rate would be much higher than secured financing and could be as high as 15%-20%. It may also require the issuance of common stock or a warrant to purchase common stock at less than favorable prices. On the other hand, if Novex had to raise financing through the sale of preferred stock the dividend rate on the stock would likely be in the 10%-15% range. A potential investor could also require that the preferred stock be convertible into common stock at a future date on terms that are not favorable to current common shareholders. Lastly, Novex could offer to sell common stock to a prospective investor, however since the company has yet to become profitable it is likely that this form of financing would be very dilutive to current shareholders. If Novex is unable to obtain additional financing, it could default on the loans made by Dime Commercial Corp. and the bridge loan holders. Failure to make any of the payments to Dime Commercial Corp. could result in a re-transfer of the Por-Rok facility to Dime Commercial Corp. Any such re-transfer would reduce Novex's operations substantially, adversely effect its financial condition and results of operation and make it even more difficult to achieve profitability in the future. See "Business", "Management's Discussion and Analysis of Condition and Results of Operations" and "Financial Statements and Notes."

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

Novex has only one executive officer who performs multiple functions and may not be able to handle all financial and executive responsibilities required. Novex relies considerably on the services of Mr. Daniel W. Dowe, its President. At present, Mr. Dowe is the company's only executive officer, in that the company's chief financial officer recently left the company. Mr. Dowe is now directly handling all sales and marketing function and oversees financial and legal responsibilities. To the extent that the services of Mr. Dowe become unavailable, it would be very difficult to attract or retain personnel who would be able to adequately perform the functions previously performed by Mr. Dowe and the company's ability to continue its operations until a replacement is hired would be substantially hampered. See "Management".

Because our stock is presently considered to be a "penny stock", the applicability of "Penny Stock Rules" could make it difficult for investors to sell their shares in the future in the secondary trading market. Federal regulations under the Exchange Act regulate the trading of so-called "penny stocks" (the "Penny Stock Rules"), which are generally defined as any security not listed on a national securities exchange or NASDAQ, priced at less than $5.00 per share, and offered by an issuer with limited net tangible assets and revenues. In addition, equity securities listed on NASDAQ that are priced at less than $5.00 per share are deemed penny stocks for the limited purpose of
Section 15(b)(6) of the Exchange Act. Therefore, during the time which the common stock is quoted on the NASDAQ OTC Bulletin Board at a price below $5.00 per share, trading of the common stock will be subject to the full range of the Penny Stock Rules. Under these rules, broker dealers must take certain steps prior to selling a "penny stock," which steps include: (i) obtaining financial and investment information from the investor; (ii) obtaining a written suitability questionnaire and purchase agreement signed by the investor; and
(iii) providing the investor a written identification of the shares being offered and in what quantity. If the Penny Stock Rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. Accordingly, the application of the comprehensive Penny Stock Rules may be more difficult for broker-dealers to sell the common stock, and purchasers of the shares of common stock offered hereby may have difficulty in selling their shares in the future in the secondary trading market.

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

Certain information included in this Form 10-KSB contain statements that are forward-looking, such as statements relating to future anticipated direction of Novex, plans for expansion, corporate acquisitions, anticipated sales growth and capital funding sources. Such forward-looking information involves risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may even materially differ from those expressed in any forward-looking statements made by or on behalf of Novex. All forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

      Before August 15, 1995, Stratford was a dormant corporation. On August 15, 1995, it acquired from the inventor, the exclusive right to manufacture and market a proprietary admixture for the enhancement of cementitious products now known as "Adment". Novex granted the inventor 500,000 shares of common stock and a royalty of 2% of the gross sales of Adment up to a maximum royalty amount of $500,000. The inventor is deceased and is now represented by his wife and daughter who are not affiliated with Novex, other than through the royalty agreement. No payments were made under the royalty agreement, nor are any future payments expected to be made as a result of management's decision to abandon the marketing of Adment due to the large capital costs needed to develop the technology into a commercially viable product that could be successfully marketed in a very competitive environment.

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

      On August 7, 2000, Novex and The Sherwin-Williams Company entered into an agreement whereby, Sherwin-Williams agreed to convert the entire principal amount of its outstanding note having a face value of $1,281,351, plus all accrued and outstanding interest of $109,037 into 1,390,388 shares of Series A Redeemable Convertible Preferred Stock ("Preferred Stock"). The Series A Redeemable Preferred Stock pays an annual dividend of 139,038 shares of Preferred Stock for two consecutive years and if the Preferred Stock is not redeemed prior to August 7, 2002, an additional 208,558 shares of Preferred Stock shall be issued to Sherwin-Williams. If on August 7, 2002, any of the Preferred Stock that has not been redeemed it shall be converted into common stock at a rate equal to 85% of the Novex' average closing trading price for Novex' $.001 par value common stock for twenty consecutive trading days prior to August 7, 2002. In July, 2002, Sherwin-Williams agreed to extend the conversion date for one additional year to August 7, 2003.

      On August 1, 2000, Novex acquired substantially all of the assets of the The Sta-Dri Company located in Odenton, Maryland ("Sta-Dri"). Sta-Dri manufactured a well-known line of waterproofing and building material products that have been in existence for over 40 years. Upon purchasing the Sta-Dri assets, Novex relocated the manufacturing processes, marketing and administration of the Sta-Dri products into its Clifton, New Jersey facility. The purchase price for the Sta-Dri acquisition was 1,000,000 shares of Novex' common stock that was valued at $137,000 based on the average trading price three days before and after the date the acquisition was agreed to and announced, which was August 1, 2000. In addition

Novex' President issued a check in the amount of $72,000 to the Sta-Dri shareholders that is collateralized by 350,000 shares of common stock owned by the President that was payable in October, 2000. The company's president and the company have entered into a agreement whereby the company will pay the president the full amount of the $72,000 paid to the Sta-Dri shareholders on behalf of the company. As part of the terms to the acquisition, the Company has provided the Selling Shareholders with certain piggyback registration rights. Therefore, in the event that the Company shall register any shares of its common stock with one year from August 1, 2000, the Company will register any of the unregistered and non-freely tradeable shares of common sock issued to the Sta-Dri shareholders. Additionally, the company has provided the Sta-Dri shareholders with the right to purchase any shares of the Novex common stock offered for sale or securities convertible into its common stock from August 1, 2000 until August 12, 2002. From August 1, 2001 until August 1, 2002, Novex has incurred an additional $6,000 each month in the aggregate to the Sta-Dri shareholders because the common stock of the Company has not traded above $1.00 per share for twenty consecutive trading days prior to August 1, 2002. If and when Novex common stock shall trade in excess of $1.00 per share for twenty consecutive trading days the $6,000 monthly obligation shall terminate. Regardless of the stock price, Novex's obligation to pay $6,000 to the Sta-Dri shareholders shall cease on August 1, 2002.

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

      While having a smaller product line does not mean that Novex would be unable to market its products, the company believes that as its product line grows, it will become more favorable to end-users and distributor, resulting in increased sales to both of these types of customers. For this reason, Novex is proactively pursuing opportunities to acquire entire companies or selected product lines from companies to further expand its line of speciality building materials. Although there are no agreements or letters of intent to acquire any companies as of May 31, 2002, Novex has engaged in discussions with several targets with the goal of closing at least one more transaction in the next twelve months to expand the array of products that Novex offers and to increase its market share in the United States and in Canada. To date, there have been no discussions on price. In fact, the decision as to which companies would be suitable acquisition candidates does not rest solely on price, but also upon other factors such as the breadth of its product line, its management, its distribution channels and how easily its operations could be integrated with Novex's existing facilities in Clifton, New Jersey. Although we have identified acquisition targets, there can be no assurances that Novex will be able to reach agreements with any of the targets or that it can close these transactions. Management anticipates that it will finance future acquisitions in part with debt and equity capital sourced from third-parties. Therefore, any loans currently outstanding with Dime should not be an impediment to future financings. If additional financing is required to purchase a business this financing will need to be in the form of unsecured loans or equity. Assuming this type of financing arrangement could be achieved, Novex would not be hindered from financing future acquisitions on account of its current financial obligations.

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

      At present, the company has insufficient cash flow to hire additional employees. If we were to acquire additional products, whether through acquisition or internal development, our existing manufacturing staff would be capable of manufacturing the new products until additional shifts were needed to meet increased demand. Furthermore, since the new products would be sold primarily to our existing customers, we would continue to use the same personnel and process for marketing our products.

      A benefit of making acquisitions is that quality personnel that have considerable experience often can be attracted to stay with the acquiring company. For example, when Novex acquired Por-Rok it retained all the key employees that now contribute greatly to Novex's daily operations. If Novex were to improve its operating cash flow predicament and increase sales any new employees would likely be hourly plant employees and the current employment market would not make these positions difficult to fill.

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

      c. Subsequent Events

      The company has reached an agreement with Dime to settle all litigation, conditional upon Novex paying Dime the full amount of all outstanding principal and interest, and court awarded costs of $62,850 by August 31, 2002. The company has been in negotiations with an investor group that is interested in purchasing the company's real property for $1,200,000 and loaning the company an additional $500,000. The first proceeds from the refinancing would be used to pay off the Dime Notes in full, plus certain accounts payable and leave the remaining cash for working capital. The transaction is still being finalized and Dime has granted Novex an extension to complete the transaction.

      In August, 2002 the company entered into a strategic marketing alliance with the Florida-based, U.S. Anchor Corp. which began marketing the company's Por-rok products through its national sales force.

U.S. Anchor markets a full line of concrete accessory products including different types of anchoring and adhesive products. U.S. Anchor believes that its highly complimentary product line and its well-trained sales staff will provide additional exposure to the Por-Rok product line and result in increased sales. From August 1, 2002 to the date of this filing, U.S. Anchor Corp. purchased $150,000 of our Por-Rok products.

      The marketing alliance is a non-exclusive marketing agreement that still enables Novex to market any and all of its products to customers and is limited to the commercial/industrial sector for building materials. The consumer sector, which includes outlets like, Home Depot, True Value, and ACE will not involve U.S. Anchor.

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

      The Clifton operating facility is a fully-integrated manufacturing plant with the capacity to manufacture approximately 30 million lbs. of product per annum which translates into roughly $10-12 million per annum in sales on a single shift basis. Novex has the capability of running at least two shifts and possibly a full third shift. Although Novex has the capacity to produce this quantity of product, it does not currently sell all that the company can produce. This operating plant currently runs at approximately 20% of its capacity on a single shift level. At present, the Clifton facility manufacturers
7.5 million lbs. of product or approximately $2.0 million in revenues per annum.

      Novex plans to expand its product line by acquiring companies that manufacture and market compatible premium building material products that have already gained an acceptable level of market penetration. The building material industry is large and encompasses a wide variety of products, services and equipment. In particular, it is interested in acquiring manufacturers of premium flooring and concrete repair products and related accessory products as well as cement enhancing admixtures for concrete. These types of products usually achieve higher margins since they are not commodity products and are principally sold based on the product's added value. Because these products are usually made and packaged in either a fully-integrated or, in some instances, a semi-integrated manufacturing facility, large volumes of product can be produced in short time periods with minimal labor.

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

      e. How Novex Manufactures and Distributes Its Products

      Novex manufactures all of its products, with the exception of the Fiberforce products, from its Clifton, New Jersey facility. Novex' products are distributed from this facility as well as through seven warehouses operated by an affiliated entity, U.S. Anchor Corp. The Clifton facility is a fully-integrated blending and packaging facility having the capacity to produce and package both powder and liquid products. The majority of raw materials used at this facility are stored in silos affixed to the roof of one of the buildings. Through an automated raw material batching system that is controlled by a plant supervisor, the raw materials are fed through the silo system and into mixing blenders. When the raw materials have been blended into a finished product, the finished batch is forced from the blender by compressed air into an automated packaging system that packages the products into various bag sizes. The bags are then manually stacked onto wood pallets and are prepared for shipping. In addition, certain quantities of the blended finished product are transported within the factory to other packaging systems that package blended products into 1lb., 5lb., 7lb. and 50lb. pails and 1 and 5 gallon buckets. Most of the smaller quantity pails are then repacked into cardboard boxes in quantities of 4-8 pails per carton for distribution to hardware and retail outlets. The Fiberforce products are purchased in bulk and bagged in our facility.

      f. How Novex Markets Its Products

      Novex currently markets its products through distributors that have large sales forces, and through the efforts of the Company's president and sales assistant and through a marketing alliance with U.S. Anchor Corp. that commenced on August 1, 2002.

      g. How Novex's Products Are Graded By Industry Standards

      Building material products are classified in accordance with standardized performance criteria established by the American Society of Testing Materials
(ASTM). The basic performance characteristics that are considered when classifying the types of building products that Novex sells are:

                  1.    Compressive strength

                  2.    Flexural strength (flexibility)

                  3.    Tensile strength (splitting)

                  4.    Bonding strength (adherence)

                  5.    Shrinkage

                  6.    Resistance to water penetration

                  7.    Durability in freeze/thaw cycles

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

Por-Rok                                    Conspec
Anchoring Cement                           Tamms
                                           Master Builders
                                           Quikcrete
                                           Sonneborn
                                           Sika
                                           W.R. Meadows
                                           ChemMasters
                                           Rockite
                                           UGL
                                           THORO
                                           Oldcastle

Super Por-Rok                              (Same as above)
Exterior Anchoring
Cement &
Sta-Dri Anchoring Cement

Por-Rok                                    (Same as above)
Aqua Plug &
Sta-Dri Waterstop

Por-Rok                                    (Same as above)
Concrete Patch &
Sta-Dri Concrete Patch

Por-Rok                                    Mapei
Halco Grout                                Tamms

Por-Rok                                    Mascrete
Lev-L-Astic                                Tamms
                                           Dependable
                                           Bostik/Findlay
                                           Mapei
                                           Dap

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

      o. Intellectual Property Rights

      Novex received a certificate of registration for the use of the trademark "Novacrete" from the Canadian Intellectual Property Office on June 15, 1997. The Certificate remains in effect until June 5,

2012 and can be renewed by Novex. On March 3, 1998, Novex received a Certificate of Trademark Registration No. 2,140,062 to use the trademark "Novacrete" in the United States. The term of the U.S. trademark registration is for ten years. With Novex's acquisitions of Por-Rok in August 1999 and Sta-Dri in August 2000, Novex acquired the registered trade names for all Por-Rok and Sta-Dri products currently being produced.

      Novex has not filed an application for a patent on its proprietary technology. The core technology that is used in each of Novex's products is not easily replicated and any patent filing would make this information publicly available. Novex has developed internal controls to protect the confidentiality of its technology and does not believe that the lack of legal patent protection will impair its ability to effectively compete with other manufacturers of like products or cause Novex to incur unnecessary risk of loss of the technology. Even if Novex had patent protection over its technology, it still assumes the risk that a competitor may misappropriate the technology and then its only recourse would be to commence costly and time consuming litigation. The existence or absence of a patent poses no commercial disadvantage to marketing Novex's products.

      On an internal basis, any proprietary technology is maintained by the manager of research and development and Novex's senior management on a "need-to-know" basis in order to perform their jobs. By keeping all laboratory developments in close confidence Novex seeks to limit misappropriation of company secrets by employees or third parties. Although Novex had initially thought to require its Por-Rok employees to sign confidentiality agreements relating to the Por-Rok products, upon reconsideration, the company has determined it will not require them to sign confidentiality agreements since these products have been manufactured for up to 40 years under previous management without confidentiality agreements in place.

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

      p. Novex's Working Capital Requirements To Operate Its Business

      Because of its early stage of development and that Novex was undercapitalized from its inception its working capital was derived from a number of sources. For the fiscal year ended May 31, 2000, Novex experienced less fluctuations in its working capital requirements to finance its operations due to the less seasonal nature of the Por-Rok products as well as the $750,000 revolving line of credit that Novex had with Dime Commercial Corp.

      With the termination of the company's banking relationship with Dime, it was forced to fund its operation from accounts receivable and from additional cash advances from the same investor group that the company plans to sell its real property to and leaseback for a five year term and an option for an additional five years. Also, in July and August 2001 the company raised $179,651 by selling units of a security that consisted of one share of common stock at $.15 per share and a warrant to purchase one share of common stock for every three shares of common stock purchased. The warrants have an exercise price of $.20 per share and an expiration period of three years.

      On December 21, 2000, Novex obtained from a private investor a six-month secured bridge loan in the amount of $600,000. The bridge loan bears interest at a rate of 10% per annum. In exchange for the bridge financing, Novex issued 600,000 shares of its common stock to the investor. The Bridge Note is secured by the same assets as, and is subordinated to, the Dime Note (discussed below). During the period February 21, 2001, through May 31, 2001, the same private investor made additional bridge loans of $511,000 for which he received 511,000 shares of common stock. The terms of the additional bridge loans are identical to those of the original Bridge Note. He also made an equity investment of $50,000 on January 21, 2001 for which he received 625,000 shares of Novex' common stock.

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

      To further offset its working capital demands in 1999, Novex also secured a $250,000 bridge loan from a shareholder to cover the cash shortfall and entered into a factoring agreement with Montcap Financial Corporation which also provided Novex with $70,000 note that is secured by equipment located at the company's former Mississauga, Ontario facility. With the closing of the company's Canada operation the loan to Montcap was paid in full.

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

      q. Backlog Orders

      As of May 31, 2002, the company had approximately $80,000 in backlog orders.

      r. Government Contracts

      Novex does not have any material contracts with the Government or any government agency and therefore does not have any exposure to these types of agreements.

      s. Financial Information About Foreign and Domestic Operations and Export Sales.

      Novex exports a small percentage of its annual sales to customers located outside of the United States. Whenever goods are sold outside of the United States the invoice is either paid in full prior to the shipment, or the goods are released upon confirmation of an irrevocable letter of credit. (See Note 2(n) Segment Information of Financial Statements.)

      t. Novex's Research and Development Activities

      In the fiscal period ending May 31, 2002, Novex spent approximately $10,000 in research and development. With the discontinuation of the Adment product and the development of a new product line under the Novacrete brand name, Novex's expenditures for research and development were substantially curtailed in the fiscal year ending May 31, 2001 to nominal levels. In fiscal year 2000, Novex spent aproximately $15,000 on fees payable to outside testing laboratories. In fiscal year 1999, Novex spent approximately $30,000 on fees payable to outside independent testing laboratories that were engaged to conduct various testing procedures to improve the Novacrete products. Novex further incurred approximately $60,000 in expenses for personnel and laboratory equipment. In fiscal year 1998 Novex spent approximately $40,000 on fees payable to outside testing laboratories to advance testing of its Novacrete products. Other than for a brief period in 1997 in which Novex employed the services of a cement technology consultant for approximately three months, Novex did not have any technical personnel on staff from January, 1997 through February, 1998 to conduct research and development on new products. In 1996, Novex spent less than $20,000 on fees payable to outside testing laboratories to advance testing of its Novacrete products and an old formulation for a Novacrete Fast-Set product that Novex has since abandoned.

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

      As part of the Por-Rok acquisition, a Phase I Environmental Compliance Review was conducted at the Clifton, New Jersey plant. No material findings were reported. During June, 2001 a physical inspection of our plant was made by a representative of OSHA, which resulted in fines of approximately $3,500 to address some violations of health and safety regulations. None of the violations were deemed by management to be material and some corrective measures were already being planned prior to the inspection by OSHA. As part of the pending sale/leaseback transaction another on-site inspection was conducted at the Clifton, New Jersey plant which resulted in a clean bill of health except for the removal of small amounts of asbestos in the floor tiles in a building used only for storage. The cost of removing the asbestos was $3,500.

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

            Developing Marketing Alliances with Larger Companies

            Several companies in our industry have expressed interest in varying degrees of acquiring all or certain brand names that we own. Because we believe that having a wider range of products to sell to distributors is a preferred strategy, selling off fragments of the company would be contrary to our plans. However, the cost to develop a sales team and distribution system are very high and one means to achieve sales without incurring the additional cost is to enter into marketing agreements with larger companies that already have established sales teams and distribution systems. This approach will give us immediate access to trained sales teams that can sell our products at much lower sales costs. For instance, a U.S. Anchor sales person will incur costs to meet with a customer. At this meeting he would not incur any additional costs to sell our Por-Rok products - essentially our products would be one additional page in the product catalog. If, on the other hand, we had to have our own company-hired sales people they would have to incur the same costs to attend the same meeting and then be limited to offering a smaller line of products. Marketing alliances cut our selling costs and will give us immediate access to a larger sales force.

            In August, 2002 we entered into a marketing alliance for our Por-Rok products and we are in negotiations with another company to represent our Sta-Dri products.

            New Retail Channels

            As part of Novex's efforts to expand sales of products in all possible distribution channels, Novex will work aggressively to expand Por-Rok's existing retail base by offering promotional discounts to other regional hardware outlets and purchasing cooperatives along with "big-box" stores like The Home Depot and Lowe's.

            Advertising

            Novex intends to present to the construction industry and the consumer channel for building and home improvement projects an ongoing marketing campaign. To achieve this, Novex will establish and maintain an advertising and marketing budget. The budget will be used primarily to participate in trade shows and trade journal advertising. Where possible, Novex will participate in cooperative advertising. Novex is also creating promotional materials and has formulated marketing plans to increase sales by Novex and other representatives throughout the U.S. and Canada. In the past fiscal year, Novex has advertised its products in publications serving the commercial and consumer sectors.

            Future Acquisitions

            Novex is currently considering the acquisition of companies that would expand its product line into specialized flooring and concrete repair products, cures and seals, moisture protection products, specialized industrial grouts, bonding agents, and other accessory products.

      w. Number of Employees

      As of May 31, 2002, Novex employed ten (10) full-time employees. All of the 10 employees are located in Novex's principal executive offices and manufacturing facility in Clifton, New Jersey. Of the 10 employees, six are in plant operations and four persons occupy sales and administrative positions. With the Por-Rok acquisition, Novex now has a collective bargaining agreement with the plant personnel in Clifton that terminated on June 1, 2002. Novex currently operates under the same wages rates and policies set forth in its former collective bargaining agreement. Novex has not experienced any work stoppages as a result of labor disputes and considers its employee relations to be good.

Item 2. Properties.

      In November, 1999 Novex's principal executive offices were moved from 67 Wall Street, Suite 2001, New York, New York 10005, 212-825-9292 to 16 Cherry Street, Clifton, New Jersey 07014 973-777-2307, which is the location of the offices and manufacturing operation that Novex acquired from The Sherwin-Williams Company in August 1999. Upon closing that transaction, Novex became the owner of all the real property, buildings and personal property located at 16 Cherry Street, Clifton, New Jersey. The real property consists of a 1.58 acre tract of commercially-zoned land with three separate buildings. The main building is 15,000 square feet, of which 3,000 square feet is dedicated to office space and a reception area and the remaining 12,000 square feet is allocated to the manufacturing of Por-Rok products and the warehousing of certain raw materials. The other two buildings at the Por-Rok facility are approximately 5,000 square feet each and are used for warehousing supplies, raw materials and finished goods. In addition, there is another 10,000 square feet of undeveloped land that could be used to expand the manufacturing and warehousing capacity of this facility. This operating plant currently runs at approximately 25% of its capacity on a two shift level.

      Until it was closed in October, 2000, Novex's subsidiary, Novex Canada operated from a facility housing its executive offices and a 12,500 square foot manufacturing facility located at 2525 Tedlo Street, Unit B, Mississauga, Ontario, Canada L5A 4A8, 905-566-0716. This facility was divided into the three areas: 2,500 square feet is allocated to offices and a research laboratory; 4,000 square feet is dedicated to the manufacturing of Novex's Novacrete line of cementitious concrete repair products and the remaining 6,000 square feet is used to manufacture the Fiberforce line of polypropylene fibers and for inventorying finished goods. The Canadian facility is subject to a five year lease commencing on May 1, 1997 and expiring on April 30, 2002. There is no option to renew the lease. The annual lease payments are $62,500 (CAN). This facility was closed in October 2000 upon the sale of the Fiberforce business.

      Management believes that the facilities used by it in the operation of its business are adequately covered by insurance and are suitable and adequate for their respective purposes.

Item 3. Legal Proceedings

      On March 5, 2002, Dime Commercial Corp. commenced two actions against the company to seek repayment on two notes owed to Dime. On July 10, 2002, we entered into a settlement agreement with Dime to repay all the notes in full, plus interest and court awarded attorney's fees of $62,850 by August 31, 2002. Due to delays in the closing of the pending real property sale and leaseback transaction and the equipment financing, the proceeds of which will be used to pay-off the notes owing to Dime the settlement agreement has not been completed. Dime has provided continuous extensions to enable us to complete the closing of the refinancing and pay-off its obligations Dime Commercial Corp. v. Novex Systems International, Inc., Index No. PAS-L-1577-02, Superior Court of New Jersey (Law Division) and Dime Commercial Corp. v. Novex Systems International, Inc., Index No. F-5859-02, Superior Court of New Jersey (Chancery Division).

      In April, 2002, the former owners of the Sta-Dri company sued Novex to secure payment on outstanding monthly royalties of $6,000 and for inventory that was purchased when we acquire the Sta-Dri assets in August, 2000. Novex had paid most of the royalty payments and had to cease making payments when Dime stopped funding our business to preserve cash flow to operate our business until we were able to refinance the Dime obligations. We believe the parties will settle this matter to get it behind us since the the amount in controversy is less than $100,000. The Sta-Dri Company v. Novex Systems International, Inc., Index No. C-2002-79467.

      On August 12, 1997, a shareholder who was once a director and officer of Novex ("the Plaintiff") commenced an action against Novex and its former president, Mr. A. Roy Macmillan, to enjoin Novex from taking any action that would restrict the sale of up to 300,000 shares of common stock that he allegedly owns and for the costs he will incur to conduct the lawsuit. He has not asked for, nor does Novex expect him to ask for, damages. The Plaintiff has since named Novex's current president, Mr. Dowe, in the lawsuit. The Plaintiff has no other affiliation with Novex other than for being a shareholder. The plaintiff submitted a motion for summary judgment which the court denied. Novex has raised several defenses to this action and believes that plaintiff's claims are without merit. Novex has also asserted multiple counterclaims against the plaintiff and, in December, 1999, it asserted multiple claims against two third-party defendants, Herbert Adams, a former consultant to the company, and Colin Raynor, a former director and former outside counsel to the company Novex has alleged that the plaintiff and the two third-party defendants (none of whom are presently affiliated with Novex) had caused the company to issue them stock for work that was never done and at a time when current management believes that fraudulent activities were being undertaken which caused the company's stock price to be overinflated. All three individuals are claiming that they received stock as compensation for services rendered. When Novex investigated the matter it found virtually no records of any tangible service. Their actions and omissions caused the U.S. Securities and Exchange Commission in or about 1997 to commence an investigation of the company, then known as Stratford Acquisition Corp. It is Novex's understanding that the investigation is still pending and the Company has no information as to what action, if any, the SEC may take pursuant to the investigation. Mel Greenspoon vs. Stratford Acquisition Corporation, et. al., Ontario Court (General Division), Index No. 97-CV-126814. The lawsuit was discontinued for failure of the plaintiff to procecute the action.

      On January 25, 2001, Novex entered into a settlement agreement for $46,256.70 with Estes Express Lines to settle a dispute relating to shipping charges incurred in early 2000. As of the date of this filing, approximately $17,346.30 has been paid. Estes Express Lines v. Novex Systems International, Inc., Commonwealth of Virginia, (Richmond Circuit Court), Index No. 760CL00L01946-00.

Item 4. Submission of Matters to a Vote of Security Holders

      During the fiscal year ended May 31, 2002, there were no proposals submitted to a vote of the shareholders. The company intends to call a shareholders meeting at the end of the calendar year.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Novex's common stock, $.001 par value, is traded on the Over-the-Counter ("OTC") Bulletin Board operated by the National Association of Securities Dealers under the ticker symbol "HARD". The table below presents the high and low closing bid prices for each of the first four quarters of the fiscal year ending May 31, 2002 and May 31, 2001, respectively. The quotations reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. Novex's common stock became actively traded in July, 1995. On May 31, 2002, the closing bid price was $.06. Novex has paid no cash dividends in the fiscal year ended May 31, 2002 and does not expect to change its dividend policy in the foreseeable future.

                     Quarterly Common Stock Bid Price Ranges

         Quarter             High             Low          Last Day of Quarter
         -------             ----             ----         -------------------
         1st                  .17              .11         August 31, 2001
         2nd                  .14              .05         November 30, 2001
         3rd                  .11              .07         February 28, 2002
         4th                  .10              .05         May 31, 2002

         Quarter             High             Low          Last Day of Quarter
         -------             ----             ----         -------------------
         1st                 $.32             $.31         August 31, 2000
         2nd                 $.19             $.17         November 30, 2000
         3rd                 $.25             $.15         February 28, 2001
         4th                 $.28             $.14         May 31, 2001

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

      During the 2001 fiscal year the Company issued additional shares of its common stock, preferred stock and common stock options and warrant to finance various aspects of the Company's business. As part of its agreement with its preferred shareholders, the Company issued an additional 253,745 new shares of preferred stock to pay outstanding stock dividends. The Company also issued additional shares of common stock for the following reasons: (i) 285,786 shares were issued to the Company's President to pay- off outstanding loans made to the Company, (ii) 135,000 shares were issued to an investor relations group in satisfaction of $24,753 of services rendered, (iii) 261,000 shares were issued in exchange for the payment of $27,733 of loans from a shareholder, (iv) 190,000 shares were issued to a lender for making a $190,000 loan to the Company, (v) 1,349,413 shares were issued to raise $153,000 of working capital. All of the securities issued were unregistered and therefore restricted from resale, other than pursuant to Rule 144 of the federal securities regulations.

Item 6. Selected Financial Data

      The following selected historical statement of operations for the three years ended May 31, 2002, 2001 and 2000 and balance sheet as of May 31, 2001 and 2000 have been derived from the financial statements of Novex that are included elsewhere in this Form 10-KSB and that have been audited by Feldman Sherb & Co., P.C. or Rading, Glass & Co., LLP as applicable, whose reports with respect to the financial statements are also included elsewhere in this Form 10-KSB. This information should be read in conjunction with the financial statements and notes to the financial statements appearing elsewhere in this Form 10-KSB and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                  Years Ended May 31
                                      -----------------------------------------
                                          2000           2001           2002
                                      -----------    -----------    -----------

STATEMENT OF OPERATIONS DATA:
Net Sales .........................   $ 1,592,562    $ 2,007,705    $ 1,866,914
Gross Profit ......................       649,341        616,864        672,313
Net Loss ..........................    (1,217,656)    (1,496,819)    (1,103,360)

Net Loss Per Common Share .........   $      (.06)   $      (.06)   $      (.04)

BALANCE SHEET DATA:
Working Capital Deficit ...........   $(2,972,578)   ($2,430,940)   ($2,954,752)
Goodwill, net .....................       826,465        678,236        628,784
Total Assets ......................     3,188,424      2,533,121      2,570,791
Long Term Debt ....................            -0-            -0-            -0-
Stockholders' Deficiency ..........      (735,327)      (550,808)    (1,094,569)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year ended May 31, 2002 (Fiscal 2002) as compared to May 31, 2001 (Fiscal 2001)

      While net sales for the year ending May 31, 2002 was $1,866,914 net sales for the same period ended May 31, 2001, were $2,007 705. The decrease in sales was attributable principally to the Company's inability to ship orders on a more timely basis due to cash constraints and the overall slowness of the economy. On May 31, 2002, Novex had approximately $80,000 in back orders that needed to be shipped.

      Novex achieved a gross margin of 36% for the year ending May 31, 2002. The increase in gross margin during this period was attributable primarily to the discontinuation of certain lower margin products and some products that were associated with Novex' Canadian operation. Any further change in the gross margin will result directly from changes in product sales mix and sales volume.

      For the year ending May 31, 2002, the Company generated a loss from operations of $661,088. Included in this loss are non-recurring expenses of $20,275 that were paid to an investor relations group, $72,000 of royalty payments to the former Sta-Dri shareholders and $24,057 in sales commissions to former manufacturer's representatives that were terminated when the company entered into a marketing alliance with U.S. Anchor Corp. Also, in this period, the Company incurred non-cash charges for depreciation and amortization of $137,588. The aggregate of the non-recurring expenses and the non-cash expenses was $253,920.

      In addition, on account of Novex having been in a default position on its term loan with Dime Commercial Corp. its rate of interest during the entire fiscal year through may 31, 2002 which was approximately 2% over the referenced rate set forth in the loan agreements. Debt-related finance charges for the fiscal period 2002 were $347,266 and the company had to issue 137,879 shares of the same class of preferred stock that is outstanding to the existing holders of the Company's preferred stock. The total of these finance-related charges equals $476,362.

      As of May 31, 2002, the Company had $710,608 in current assets, which consisted principally of accounts receivable of $386,218 and inventory of $156,284. The Company's net property, plant and equipment totaled $1,231,399 and goodwill of $628,784, which is attributable to the two acquisitions that the Company completed in 1999 and 2000.

Year ended May 31, 2001 (Fiscal 2001) as compared to May 31, 2000 (Fiscal 2000)

      While net sales for the year ending May 31, 2001 was $2,007,705 net sales for the same period ended May 31, 2000, were $1,592,562. The increase in sales was attributable principally to the Company's acquisition of the Sta-Dri Company on August 1, 2000.

      Novex only achieved a gross margin of 31% for the year ending May 31, 2001. The decrease in gross margin during this period was attributable to two factors. The first factor being that for the year ended May 31 2000, Novex's revenues were primarily derived from the sale of its Fiberforce products which had considerably higher gross margins whereas for the year ended May 31, 2001, Novex generated a much higher volume of sales of its Por-Rok and Sta-Dri product lines which have a lower gross margin than the Fiberforce products. Secondly, the Company was able to source some raw materials and packaging supplies at lower costs, which have increased its gross margin in the fiscal year ending May 31, 2002. Management does not expect any further decline in the gross margin. Rather it expects the gross margin to reach a higher level with sales volume increases which will reduce the percentage of fixed factory overhead as a percentage of total net sales. Any further change in the gross margin will result directly from changes in product sales mix and sales volume.

      For the year ending May 31, 2001, the Company generated a loss from operations of $1,496,819. The Company also incurred approximately $270,000 in outgoing freight expenses which the Company will pass on to its customers through a new pricing and shipping policy that became effective on June 1, 2000. Although the new pricing and shipping policy was mailed to all Por-Rok customers in March, its implementation was delayed until June, 2000 to accommodate major customers who wanted 90 days to implement the new policy within their own organizations. Also, in this period, the Company incurred non- cash charges for depreciation and amortization (including amortization of debt discount) of $222,595, and a stock dividend paid to the holders of its preferred stock in the amount of $115,866. In addition, as part of its acquisition of the Por-Rok business, Novex was required to register the stock issued to Sherwin-Williams which cost approximately $100,000 in auditing, legal internal accounting charges to complete the work.

      For the year ended May 31, 2001, the Company's overall operating results do not reflect a normalized operation on a consolidated basis due to having owned the Sta-Dri operation for only ten of the twelve months in the 2001 fiscal period.

      As of May 31, 2001, the Company had $537,123 in current assets, which consisted principally of accounts receivable of $302,649 and inventory of $204,254. The Company's net property, plant and equipment totaled $1,317,762 and goodwill of $678,236 which is attributable to the two acquisitions that the Company completed in 1999 and 2000. All of the Company's asset categories increased substantially when compared to its year ending balance sheet dated May 31, 2000 due to the integration of the assets it acquired in August 1999 as part of the Por-Rok transaction and the Sta-Dri acquisition in August, 2000.

Liquidity and Financial Resources

      As of May 31, 2002, the Company had $3,665,360 in current liabilities, which includes a bridge loan of $1,011,000 from an investment group that is also a shareholder and is represented on the Company's board of directors, a $704,000 term loan and a revolving line of credit of $572,310 with Dime Commercial Corp. that matured on August 13, 2002, but was called prematurely by the lender and has resulted in two separate lawsuits. (See Legal Proceedings). It had accounts payable of $381,360, accrued expenses of $306,206 which includes accrued interest of $151,814.

      The loans from shareholders of $152,671, consists of the net balance on a loan made by a shareholder in the amount of $190,000 to assist Novex with its operating cash flow requirements.

      On December 21, 2000, Novex obtained from a private investor a six-month secured bridge loan in the amount of $600,000. The bridge loan bears interest at a rate of 10% per annum. In exchange for the bridge financing, Novex issued 600,000 shares of its common stock to the investor. The Bridge Note is secured by the same assets as, and is subordinated to, the Dime Note (discussed below). During the period February 21, 2001, through May 31, 2001, the same private investor made additional bridge loans of $511,000 for which he received 511,000 shares of common stock. The terms of the additional bridge loans are identical to those of the original Bridge Note. He also made an equity investment of $50,000 on January 21, 2001 for which he received 625,000 shares of Novex' common stock.

      The current portion of the long-term debt also includes a debenture payable for $125,000 that is past due as it matured on May 31, 1999. This $125,000 note is the remaining balance on a bridge loan of $250,000 that was purchased by Novex' largest shareholder, which is a private equity fund managed by Quilcap Corporation.

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

      In addition, Montcap Financial Corporation, loaned Novex Canada $70,000 that was secured by equipment at the Mississauga location. This loan was paid off upon the sale of the assets of the Canadian subsidiary. Mr. Friedenberg also loaned Novex a total of $145,000 in notes to assist with cashflow shortfalls during the summer of 1998 before Novex acquired ARM PRO and received a bridge loan of $250,000 during February 1999. This loan has also been repaid.

      For the year ended May 31, 2001, the company was unable to increase sales volume while selling, general and administrative expenses have been slightly lower when compared to year ended May 31, 2000. The increase in sales has resulted in higher levels of accounts receivable and inventory as well as accounts payable and accrued expenses. In addition, the acquisition of Por-Rok and the Bridge Loans have increased the amount of debt, which has resulted in higher amounts of interest payments that Novex needs to fund from operations. Thus, while future operating cash inflows should continue to increase, unless Novex's sales volume increases, the company will not have sufficient cash flow to cover its operating, investing and debt payment requirements. Therefore, Novex has developed plans to improve profitability and cash flows and to raising capital, if necessary.

      To improve Novex's profitability, management is undertaking a number of initiatives to increase sales and reduce expenses. For example, Novex has issued a new price list and freight policy that became effective June 1, 2000. The new price list will improve Novex's margins on sales of its Por-Rok products and the new freight policy will pass all outgoing freight charges to the customers. In addition, management is aggressively pursuing sales of the Por-Rok products to large home center stores and major cooperative retailers of building materials. On August 1, 2002 the company entered into a marketing alliance with a larger company that sells similar products into one of the company's two distribution channels. This marketing alliance is intended to provide the company with additional sales representation and much wider distribution capabilities.

      If these efforts do not generate additional sales to enable Novex to meet all of its operating and financing expense requirements, it would then seek additional financing from third-party sources. Although the Novex's assets are fully secured by loans outstanding to Dime Commercial Corp. and the Bridge Note holders, Novex would seek to raise additional capital through the sales of assets, unsecured debt securities, unsecured debt combined with equity securities or preferred and common stock. It is likely, however, that any unsecured debt financing would carry a higher interest rate than secured financing or that any equity financing might be on terms which are not favorable to Novex and which are dilutive to existing shareholders.

Inflation and Changing Prices

      Novex does not foresee any risks associated with inflation or substantial price increase in the near future. In addition, the raw materials that are used by Novex in the manufacturing of its materials are available locally through many sources and are for the most part commodity. For these reasons, while Novex will always have exposure to inflationary risks, it does not believe that inflation will have any materially significant impact on its operations in the near future.

Item 8. Financial Statements and Supplementary Data

                                                                          Page

Index to Consolidated Financial Statements                                F-1

Independent Auditors' Report                                              F-2

Financial Statements:

Consolidated Balance Sheets as of May 31, 2002                            F-3

Consolidated Statement of Operations for the years ended
May 31, 2002 and 2001                                                     F-4

Consolidated Statement of Changes in Shareholders'
Deficiency for the years ended May 31, 2002 and 2001                      F-5

Consolidated Statement of Cash Flows for years ended May 31,
2002 and 2001                                                             F-6

Notes to Consolidated Financial Statements                                F-7-27

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

                          Index to Financial Statements

                                                                        Page No.
                                                                        -------

Independent Auditors' Report                                              F-2

Financial Statements:

Balance Sheet as of May 31, 2002                                          F-3

Statement of Operations for the years ended
May 31, 2002 and 2002                                                     F-4

Statement of Changes in Shareholders'
Deficiency for the years ended May 31, 2002 and 2001                      F-5

Statement of Cash Flows for years ended May 31,
2002 and 2001                                                             F-6

Notes to Financial Statements                                             F-7-19

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

                          INDEPENDENT AUDITOR'S REPORT

Shareholders and Directors
Novex Systems International, Inc.

      We have audited the accompanying balance sheet of Novex Systems International, Inc. as of May 31, 2002, and the related statements of operations, shareholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Novex Sytems International, Inc. as of May 31, 2001 were audited by other auditors whose report dated August 10, 2001, expressed an unqualified opinion on those statements with a going concern uncertainties explanatory paragraph.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2002, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, including a net loss of $965,481 for the year ended May 31, 2002, and has a negative working capital and shareholder deficiency as of May 31, 2002. These factors raise substantial doubt the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    Certified Public Accountants

New York, New York
October 10, 2002

                      NOVEX SYSTEMS INTERNATIONAL, INC.
                                BALANCE SHEET
                                 May 31, 2002

                                       ASSETS

CURRENT ASSETS:
    Cash                                                                         $    24,629
    Accounts receivable, net of allowance for doubtful
        accounts of $77,338                                                          386,218
    Inventories                                                                      156,284
    Prepaid expenses and other current assets                                        143,477

        Total Current Assets                                                         710,608

PROPERTY, PLANT AND EQUIPMENT - at cost, net                                       1,231,399

GOODWILL - at cost, net                                                              628,784
                                                                                 -----------

                                                                                 $ 2,570,791
                                                                                 ===========

                       LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Current portion of long term debt                                            $ 2,018,832
    Bank line of credit                                                              572,310
    Accounts payable                                                                 381,360
    Loans payable - shareholder                                                      152,671
    Accrued expenses and other current liabilities                                   306,206
    Accrued payroll taxes                                                            233,981
                                                                                 -----------

        Total Current Liabilities                                                  3,665,360
                                                                                 -----------

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS' DEFICIENCY:
    Preferred stock - $0.001 par value, 10,000,000 shares authorized,
        1,644,133 shares issued and outstanding (liquidation value $1,644,133)     1,644,133
    Common stock - $0.001 par value, 50,000,000 shares authorized
        26,870,187 shares issued and outstanding                                      26,870
    Additional paid-in capital                                                     6,399,653
    Accumulated deficit                                                           (9,165,225)
                                                                                 -----------

        Total shareholders' deficiency                                            (1,094,569)
                                                                                 -----------

                                                                                 $ 2,570,791
                                                                                 ===========

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS

                                                                Year Ended May 31,
                                                               2002            2001
                                                           ------------    ------------
NET SALES                                                     1,866,914       2,007,705
COST OF GOODS SOLD                                            1,194,601       1,390,841
                                                           ------------    ------------
GROSS PROFIT                                                    672,313         616,864

SELLING, GENERAL AND ADMINISTRATIVE                           1,333,401       1,394,701
                                                           ------------    ------------

LOSS FROM OPERATIONS                                           (661,088)       (777,837)
                                                           ------------    ------------

OTHER INCOME( EXPENSES):
    Interest expense                                           (312,529)       (279,735)
    Amortization or debt discount                               (38,016)        (90,613)
    (Loss) gain on change in valuation of put warrant             3,279         (19,649)
                                                           ------------    ------------
        OTHER EXPENSES, net                                    (347,266)       (389,997)
                                                           ------------    ------------

LOSS FROM CONTINUING OPERATIONS                              (1,008,354)     (1,167,834)
                                                           ------------    ------------

DISCONTINUED OPERATIONS
    Loss from operations of Novex Canada                             --         (48,124)
    Loss on disposal of Novex Canada including operating
        losses during the phase out period of $102,190               --        (229,056)
                                                           ------------    ------------
LOSS FROM DISCONTINUED OPERATIONS                                     0        (277,180)

LOSS BEFORE EXTRAORDINARY ITEM                               (1,008,354)     (1,445,014)

EXTRAORDINARY ITEM:
    Gain on extinguishment of debt                               42,873          64,061
                                                           ------------    ------------

NET LOSS                                                       (965,481)     (1,380,953)

Less: Preferred stock dividend                                  137,879         115,866
                                                           ------------    ------------

NET LOSS TO COMMON SHAREHOLDERS                            $ (1,103,360)   $ (1,496,819)
                                                           ============    ============

LOSS PER COMMON SHARE, basic and diluted:
    FROM CONTINUING OPERATIONS                                    (0.04)          (0.05)
    FROM DISCONTINUED OPERATIONS                                     --           (0.01)
                                                           ------------
    FROM EXTRAORDINARY ITEM                                          --              --
                                                           ------------    ------------

TOTAL LOSS PER COMMON SHARE, basic and diluted             $      (0.04)   $      (0.06)
                                                           ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING, basic and diluted                    26,085,795      23,569,139
                                                           ============    ============

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY

                                                                                          Additional
                                              Preferred Stock            Common Stock       Paid-in    Accumulated
                                            Shares      Amount       Shares      Amount     Capital       Deficit          Total
BALANCE, May 31, 2000                            --   $       --   22,143,988   $22,144   $5,807,575   $ (6,565,046)    $  (735,327)
Issuance of common stock
    in connection with acquisition               --           --    1,000,000     1,000      136,000             --         137,000
Issuance of common stock
    for services                                 --           --      130,000       130        7,870             --           8,000
Issuance of common stock for cash                --           --      625,000       625       49,375             --          50,000
Issuance of series A preferred stock -
     for debt                             1,390,388    1,390,388           --        --           --             --       1,390,388
Issuance of stock in connection
     with note payable                           --           --      750,000       750       95,200             --          95,950
Preferred stock dividend                                                                                   (115,866)       (115,866)
Net loss                                         --           --           --        --           --     (1,380,953)     (1,380,953)
                                          ---------   ----------   ----------   -------   ----------   ------------    ------------
BALANCE, May 31, 2001                     1,390,388   $1,390,388   24,648,988   $24,649   $6,096,020   $ (8,061,865)    $  (550,808)
Conversion of debt to common stock               --           --      285,786       286       42,582             --          42,868
Issuance of common  stock
    and warrants for services                    --           --      135,000       135       24,618             --          24,753
Issuance of common  stock
    with debt                                    --           --      261,000       261       27,472             --          27,733
Issuance of common  stock
    with loan from shareholder                   --           --      190,000       190       13,310             --          13,500
Proceeds from sale of
    common stock                                 --           --    1,349,413     1,349      179,651             --         181,000
Value of options issued with debt                --           --           --        --       16,000             --          16,000
Preferred stock dividend                    253,745      253,745                                           (137,879)        115,866
Net loss                                         --           --           --        --           --       (965,481)       (965,481)
                                          ---------   ----------   ----------   -------   ----------   ------------    ------------
BALANCE, May 31, 2002                     1,644,133   $1,644,133   26,870,187   $26,870   $6,399,653   $ (9,165,225)   $ (1,094,569)
                                          ===================================   =======   ==========   ============    ============

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                         Year Ended May 31,
                                                                     --------------------------
                                                                         2002          2001
                                                                     ----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $ (965,481)   $ (1,380,953)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
            Provision for bad debts                                      77,799         251,318
            Depreciation and amortization                               137,588         131,982
            Loss (gain) on change in valuation of put warrant            (3,279)         19,649
            Gain on extinguishment of debt                              (42,873)        (64,061)
            Common stock and options issued for payment
                of services and compensation                             24,753           8,000
            Amortization of debt discount                                38,016          90,613
    Changes in assets and liabilities, net of the effect from
        acquisition:
            Accounts receivable                                        (107,560)           (697)
            Inventories                                                  47,970         185,324
            Prepaid and other current assets                           (113,257)        (22,180)
            Other assets                                                      0          11,445
            Net assets from discontinued operations                           0         433,454
            Accounts payable                                           (130,205)        (40,339)
            Accrued expenses and other current liabilities              424,213         (38,977)
                                                                     ----------    ------------
NET CASH USED IN OPERATING ACTIVITIES                                  (614,088)       (415,422)
                                                                     ----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of property and equipment                                 0            (424)
        Acquisition of business, net of cash acquired                         0        (108,588)
                                                                     ----------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                         0        (109,012)
                                                                     ----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash overdraft                                                  (28,343)        (11,954)
        Due to factor                                                         0         (68,184)
        (Repayment of) proceeds from loans payable - shareholders        80,653             530
        (Repayment of)  proceeds from bank line of credit               115,902        (244,902)
        Proceeds from debt financing                                    300,000         886,000
        Repayment of debt obligations                                   (69,500)        (87,341)
        Proceeds from issuance of debt                                   27,733               0
        Proceeds from the sale of common stock
            and exercise of options                                     194,500          50,000
        Proceeds from options issued with debt                           16,000               0
                                                                     ----------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               636,945         524,149
                                                                     ----------    ------------
NET INCREASE (DECREASE) IN CASH                                          24,629            (285)

CASH AT BEGINNING OF YEAR                                                     0             285
                                                                     ----------    ------------

CASH AT END OF YEAR                                                  $   24,629    $         --
                                                                     ==========    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash paid during the period for:

            Interest                                                 $  205,748    $    159,987
                                                                     ==========    ============
            Income taxes                                             $        0    $          0
                                                                     ==========    ============
        Non-cash flow and investing and financing activities:

            Conversion of debt to equity                             $        0    $  1,390,388
                                                                     ==========    ============
            Common stock issued for assets                           $        0    $    137,000
                                                                     ==========    ============
            Accrued preferred stock dividend                         $  137,879         115,866
                                                                     ==========    ============

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2002 AND 2001

1.    DESCRIPTION OF BUSINESS

      Novex Systems International, Inc. ("Novex" or the "Company") is engaged in the business of manufacturing and marketing a diversified line of construction products including pre-packaged concrete repair, grouting and patching products and masonry waterproofing products. The principal markets for the Company's products are retailers, construction professionals and distributors located throughout the United States and in certain areas of Canada.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a. Basis of Presentation - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $965,481 and $1,380,953 for the years ended May 31, 2002, and 2001, respectively. Additionally, the Company had approximately a net working capital deficiency of $2,954,752, an accumulated deficit of $9,165,225 at May 31, 2002 and negative cash flow from operations for the years ended May 31, 2002 and 2001, of $614,088 and $415,422, respectively.
            The Company is also in default of its bank lines of credit and in arrears with paying payroll taxes by several months. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management expects to incur additional losses for the foreseeable future and recognizes the need to raise capital to achieve their business plans. During fiscal year 2002, the Company raised $300,000 from short term financing and $190,000 from the sale of common stock. The Company plans to raise additional capital through various methods including the private placements of securities, and the issuance of debt. Further, the Company plans to enhance its existing product line and is developing new marketing strategies. In addition, the Company will search for potential strategic acquisitions that will complement the Company's existing products and that are synergistic with its future growth prospects. The accompanyingfinancial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

      d. Impairment of Long-Lived Assets - The Company reviews long-lived assets, certain identifiable assets and goodwill related to those assets on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At May 31, 2002, the Company does not believe that any impairment has occurred.

      e. Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes as set forth in FASB Statement No.109, "Accounting for Income Taxes". Under the asset and liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

      h. Shipping and Handling Fees - The Company records the amounts billed to customers for shipping and handling in net sales and the related costs in selling, general and administrative expenses. For the years ended May 31, 2002 and 2001, the Company recorded shipping and handling fees of $140,730 and $264,406, respectively.

      i. Advertising Costs - All advertising costs, excluding cooperative advertising programs, are expensed as incurred or the first time the advertisement takes place. Novex establishes an allowance for cooperative advertising costs at the time the related sale is recognized. Advertising expense charge to operations for the years ended May 31, 2002 and 2001 amounted to approximately $25,875 and $ 41,015, respectively.

      j. Loss Per Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the years ended May 31, 2002 and 2001, diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive.

      k. Stock Options - The Company accounts for all transactions under which employees, officers and directors receive shares of stock in the Company in accordance with the provisions of Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company adopted the pro forma disclosure requirements of SFAS 123. Accordingly, no compensation has been recognized in the results of operations for the employees, officers and directors stock option plan.

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

      o. Reclassification - Certain reclassifications have been made to the 2001 financial statements in order to conform with the 2002 presentation.

      p. Recent Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS no. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on June 1, 2002.

            In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 on "Accounting for Costs Associated with Exit or Disposal Activities". The Company is reviewing the requirements and implications of adopting such standards by December 31, 2002. This Statement addresses financial and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)." The Company currently does not believe adopting such standards will have a material effect on the presentation of the financial statements.

3.    DISCONTINUED OPERATIONS AND EXTRAORDINARY GAIN

      In October and December 2000, the Company entered into agreements to sell the assets, except for accounts receivable and the Fiberforce trade name, of its subsidiary, Novex Systems International, Ltd. ("Novex Canada"), for approximately $245,300.

      During the fiscal year ending May 31, 2002, and the period March through May 2001, the Company entered into a settlement with its creditors, which resulted in an extraordinary gain from extinguishment of debt of $42,873 and $64,061, respectively for 2002 and 2001.

      The balance sheet, results of operations and cash flows for Novex Canada has been reclassified as discontinued operations for the period ending May 31, 2001.

      Summarized results of the discontinued operation is as follows:

                                              Year Ended May 31, 2001
                                              -----------------------

                  Net Sales                         $ 100,643
                                                    =========

                  Loss from operations                (48,124)

                  Loss on disposal                   (229,056)
                                                    ---------
                  Total loss on discontinued
                     Operations                     $(277,180)
                                                    =========

4.    CONCENTRATION OF CREDIT RISK

      a.    Cash

            The Companies maintains cash balances at several commercial banks. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000.

      b.    Accounts Receivable

            The concentration of credit risk in the Company's accounts receivable is mitigated by the Company's credit evaluation process, credit limits, monitoring procedures and reasonably short collection terms. Credit losses have been within management's expectations and the Company does not require collateral to support accounts receivable.

5.    INVENTORIES

      At May 31, 2002 inventories consist of the following:

                  Raw Material                        $ 44,795

                  Packaging                             82,757

                  Finished Goods                        28,732
                                                      --------
                                                      $156,284
                                                      ========

6.    PROPERTY, PLANT AND EQUIPMENT

      At May 31, 2002 property, plant and equipment consists of the following:

                  Land                                 $   400,000

                  Building                                 415,000

                  Property and equipment                   639,977

                  Leasehold Improvements                     5,764
                                                       -----------
                                                         1,460,741

                  Less: Accumulated depreciation and
                  amortization                            (229,342)
                                                       -----------
                                                       $ 1,231,399
                                                       ===========

7.    ACCRUED EXPENSES AND OTHER LIABILITIES

      As of May 31, 2002, accrued expenses and other liabilities consists of the following:

                  Accrued interest payable            $178,322

                  Royalty payable                       54,000

                  Real estate taxes payable             36,858

                  Other accrued                         37,026
                                                      --------

                                                      $306,206
                                                      ========

8.    GOODWILL

      Goodwill arose in connection with the acquisitions of Arm Pro in September 1998, and with the acquisition of Allied / Por-Rok lines in August 1999 and Sta-Dri in August 2000 (see Note 16). Goodwill is being amortized on the straight-line method over 10 years for Arm Pro and over 15 years for Allied / Por-Rok and Sta-Dri. As of May 31, 2002, goodwill, net of accumulated amortization of $128,922, is $628,784. Amortization expense charged to operations for fiscal year 2002 and 2001 was approximately $49,000 and $48,000, respectively.

9.    LOANS PAYABLE -SHAREHOLDER

      Loans payable to shareholders bear interest at 10% per annum and the principal plus accrued interest is due on demand.

10.   INCOME TAXES

      At May 31, 2002, the Company has available unused net operating loss carryovers of approximately $7,900,000 that may be applied against future taxable income and expire at various dates through 2020. The Company has a deferred tax asset arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined.

                                                                 2002
                                                              -----------
      Deferred tax asset:

         Net operating loss carryforward                      $ 3,460,000

         Valuation allowance                                   (3,460,000)
                                                              -----------
      Net deferred tax asset                                  $        --
                                                              ===========

      A reconciliation of the statutory federal income tax benefit to actual tax benefit is as follows:

                                                     2002          2001
                                                  ---------     ---------
      Statutory federal income tax benefit        $ 296,000     $ 578,000

      Income tax benefit not utilized              (296,000)     (578,000)
                                                  ---------     ---------
      Actual tax benefit                          $      --     $      --
                                                  =========     =========

      If the Company has a greater than 50% change in ownership of certain stock holdings by shareholders of the Company pursuant to Section 382 of the Internal Revenue Code, the net operating losses may be limited. Currently no such evaluation has been performed.

11.   BANK LINE OF CREDIT

      In connection with the acquisition of the Allied/Por-Rok division of The Sherwin Williams Company, Novex Systems International, Inc. obtained a $750,000 line of credit from Dime Commercial Corp. (see Note 16 (b)). The line provides working capital and is secured by accounts receivable and inventory. Advances under the line are based on 80% of eligible accounts receivables and 50% of eligible inventory. Interest is computed on the average monthly balance under the line based on 4% above the prime rate. The Company is currently in negotiations to refinance such debt. At May 31, 2002, the prime rate was 4.75%.

      As of May 31, 2002, the Company was not in compliance with several of the financial covenants (see Note 12 (c)).

12.   LONG TERM DEBT

      At May 31, 2002, long-term debt consists of:

      Notes payable (a)                                         $1,011,000

      Debenture payable (b)                                        125,000

      Dime note payable (c)                                        704,668

      Dime put warrant (c)                                          22,364

      Notes payable (d)                                            175,000
                                                                ----------
                                                                 2,038,032
      Less: Unamortized debt discount                               19,200
                                                                ----------
                                                                 2,018,832

      Less: Current portion                                      2,018,832
                                                                ----------
                                                                $       --
                                                                ==========

a) In the year ended May 31, 2002, the Company raised an additional $125,000 from the same holder of the notes payable of $886,000 at May 31,2001. The notes payable bear interest at 10% per annum and the principal plus accrued interest is due on demand. The notes payable are secured by a subordinated security interest in Novex's property, plant and equipment. The notes payable are due to parties associated with a director of the Company and provide the holder with piggyback registration rights. In connection with the notes payable the Company issued 750,000 shares of common stock as consideration for the financing and recorded as debt discount of $95,950 during the year ended May 31, 2001. During the year ended May 31, 2002, the Company issued 261,000 shares of common stock relating to the issuance and extension of the existing debt. These common shares were valued at $27,597 and recorded as an expense.

b) Included in long-term debt are debentures owing to a stockholder of the company, Quilcap, Corp., in the amount of $125,000. This debenture from February 25, 1999, bears interest at 15% per annum and matured on May 31, 1999.

c) The Company is obligated to Dime Commercial Corp. for $704,668 under a term loan. The term loan has been recorded net of a discount of $8,200 as a result of the put warrant. Amortization of discount charged to operations for fiscal year 2002 was $1,400. The loan provides for monthly interest payments based on the prime rate plus four percent. Installments due under the loan begin on March 13, 2000 in the amount of $7,722 per month. The loan matures on August 13, 2002 with a balloon payment of $655,000. There was a put warrant granted with the term loan, exercisable at $.25 and having an expiration date of September 1, 2002. In accordance with Emerging Issues Task Force No. 96-13 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock," we have allocated $21,037, to the put warrant and recorded the amount as part of long-term debt as of May 31, 2002. As a result of the change in valuation from $24,316 on May 31, 2001 to $21,037 as of May 31, 2002 the Company recognized $3,279 in other income. Subsequent changes in the measure of fair value of the put warrant will be reported in the statement of operations. The note is collateralized by all of Novex's property, plant and equipment at the Clifton facility (see Note 16 (b)). Prime rate at May 31, 2002, was 4.75%. As of May 31, 2002, the Company was not in compliance with several of the financial covenants and has not received a waiver from the bank. Therefore, long-term debt has been classified in the accompanying balance sheet as current liabilities.

d) On May 24, 2002, the Company raised $175,000 from an outside investor. The note payable bears interest at 10% per annum and the principal plus accrued interest is due on July 23, 2002. In connection with the note payable the Company issued 400,000 stock options as consideration for the financing and recorded as debt discount $16,000, of which $1,600 has been expensed.

13.   SHAREHOLDERS' DEFICIENCY

      Preferred Stock

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

      During 2002, the Company issued 253,745 shares of preferred stock for dividends attributed to the terms of the preferred stock through May 31, 2002.

      After August 7, 2002, if any shares of the series A preferred stock are outstanding, including unpaid dividends, the Company will be required to declare a "special dividend" equal to 15% of the value of the series A preferred stock and therefore issues additional shares of series A preferred stock. Further, the series A preferred stock will automatically convert to common stock at a rate equal to 85% percent of the average trading price for the twenty consecutive days prior to August 7, 2003. Should the Company's common stock remain at its current low prices, upon the maturity date of August 7, 2003, the Company may be required to issue sufficient common shares to effectuate a change in control of the Company.

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

            In August 2000, the Company issued 1,000,000 shares of common stock in connection with the acquisition of certain assets from The Sta-Dri Company (See Note 16 (a)).

            During August 2000, the Company issued 30,000 shares of restricted common stock for services rendered. The common stock was valued at $3,900 and recorded as consulting expense.

            In December 2000, the Company issued 100,000 shares of restricted common stock for investor relation services. The common stock was valued at $4,100, and was recorded as consulting expense.

            During the year ended May 31, 2001, the Company issued 750,000 shares of its common stock to an affiliate as consideration for notes payable of $886,000 (see Note 12(a)). These shares were valued at prices ranging between $.056 to $.061 per share.

      c.    Equity transactions during fiscal year 2002 were as follows:

                  o The Company issued 135,000 shares of common stock and 75,000 warrants for services rendered during the year, which have been valued at $24,753.

                  o The Company issued 451,000 shares of common stock relating to the issuance and extension of indebtedness, such shares were valued at $41,233.

                  o The Company sold 1,349,413 shares of common stock for $181,000, during fiscal year 2002 pursuant to a confidential offering memorandum.

                  o The Company issued 285,786 shares of common stock for the conversion of indebtedness of $42,688.

14.   STOCK OPTIONS

      The following table summarizes the activity with regard to options and warrants for the year ended May 31, 2002. No options or warrants were granted, cancelled or exercised in fiscal 2001.

                                Stock Options                                  Warrants
                  ------------------------------------------    ---------------------------------------
                                   Exercise                                    Exercise
                    Shares           Price       Exercisable     Shares          Price      Exercisable
                  ---------      ------------    -----------    -------     -------------   -----------
May 31, 2001      1,373,424       0.25 - 0.50     1,373,424     735,365       0.20 - 0.50     735,365

      Granted       400,000              0.07       400,000      75,000             20.00      75,000
                  ---------      ------------     ---------     -------     -------------     -------

May 31, 2002      1,773,424      $0.07 - 0.50     1,773,424     810,365     $0.20 - 20.00     810,365
                  =========      ============     =========     =======     =============     =======

      The Company granted 75,000 warrants for consulting services during 2002, which have been valued at $10,503 and expensed.

      The Company granted 400,000 stock options relating to the extension of indebtedness, such options were valued at $16,000 and are to be amortized over the term of the loan.

15.   STOCK-BASED COMPENSATION

      The Company accounts for its stock option plans under APB No. 25, "Accounting for Sock Issued to Employees," ("APB 25"), under which no compensation cost is recognized. In fiscal 1997, the Company adopted SFAS no. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") for disclosure purposes; accordingly, no compensation has been recognized in the results of operations for its stock option plan as required by APB 25. No options or warrants have been granted to employees, officers and directors during fiscal years 2002 and 2001.

16.   ACQUISITIONS

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

      b. On August 13, 1999, the Company acquired from The Sherwin Williams Company ("Sherwin") certain assets representing their Allied/Por-Rok business. Pursuant to the purchase agreement Novex (i) paid $800,000 to Sherwin, (ii) issued 1,000,000 shares of restricted common stock, valued at $260,000, to Sherwin with the requirement to register the common stock with the Securities and Exchange Commission and (iii) issued a note payable for $1,281,351, as adjusted from $1,300,000, which bears interest at 10% per annum and is payable over a one year period. In order, to induce Sherwin to accept the note payable, the Company had to convert all the previously issued debt to equity, except for the $250,000 debenture, which will be paid as a condition of the Allied/Por-Rok acquisition. At May 31, 2000, the outstanding balance on the debenture is $125,000 (see Note 12 (b)). Further, Sherwin has a subordinated security interest in substantially all the assets of the company.

            Novex has entered into a $890,000 installment term note with Dime Commercial Corp. of which $800,000 was used for the purchase of Allied/Por Rok and the remaining $90,000 was used for working capital needs in fiscal 2000 (see Note 12(c)). This financing arrangement also provided for a $750,000 revolving note payable to fund future working capital requirements (see Note 11). The bank has a senior secured interest in substantially all the assets of Novex. In addition, the Company granted a class B warrant with a "put" right to purchase 233,365 shares of restricted common stock at an exercise price of $.25. Dime Commercial Corp. has the right to demand the purchase of the warrant if Novex completes a refinancing of all or a portion of the Dime term loan and/or revolving line of credit from funds provided by someone other than Dime. Therefore, Dime has the option of requesting payment in cash or waiving its right to sell the warrant to Novex. If Dime requests payment the amount they will receive is either (i) if the closing stock price is less than or equal to the exercise price, then Novex pays $58,341, which is the exercise price times the 233,365 shares underlying the warrant or (ii) if the closing price exceeds the exercise price, then Novex pays the closing price up to a maximum of $.51 per share underlying the warrant or $119,016. Alternatively, if Dime decided to exercise the warrant, they can issue a 60-day non-interest bearing note for the entire amount due to Novex for the 233,365 shares of common stock underlying the warrant.

            A total of $20,400 was originally allocated to the put warrant, resulting in a liability. (See Note 12 (c)). The fair value of the put warrant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: stock price of $.26 per share; annual dividend of $0; expected volatility of 50%; risk free interest rate of 6%; and an expected life of two years.

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

17.   COMMITMENTS AND CONTINGENCY

      a. The Company leases an automobile, telecommunication and reproduction equipment under long-term lease agreements. These lease agreements require cumulative monthly payments of approximately $880 per month for the terms of the respective leases expiring between December 2003 and February 2004.

            The future minimum lease payments, excluding escalation charges, are as follows:

            Year Ending
            May 31,
            -----------
            2003                                               7,830
            2004                                               3,384
                                                             -------
                                                             $11,214
                                                             =======

            Total rental expenses for the years ended May 31, 2002 and 2001 was approximately $9,600 and $19,100, respectively.

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

      b. During fiscal 1997, a shareholder commenced an action against the Company and its former President to enjoin the Company and the former President from taking any action that would restrict the sale of common stock that he allegedly owns. In the opinion of management, this action is without merit and will not have a material adverse effect on the Company's financial position or results of operations.

      c. In March, 2002, Dime Commercial Corp. commenced a legal action against Novex to secure payment on the two outstanding notes and a separate action to seek foreclosure on the real property in an attempt to force the company to pay-off the notes in a reasonable time period. Since the filing of the actions, the court in the legal proceeding for payment on the notes provided Novex with injunctive relief whereby Novex could retain payments from customers on account and use a new bank account to fund it operations until the litigation is resolved.

18.   SUBSEQUENT EVENTS

      The Company, which had been in litigation with Dime Commercial Corp., has reached an agreement with Dime to settle all litigation, conditional upon the Company paying in full all outstanding principal and interest. The Company has been in negotiations with an investor group that is interested in purchasing the Company's real property for $1,200,000 and loaning the company an additional $500,000. The first proceeds from the refinancing would be used to pay off the Dime notes in full..

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Novex has engaged the certified public accounting firm of Radin, Glass & Co., LLP as its outside auditors to audit the company's annual financial statements for the fiscal year ending May 31, 2002 and has had no disagreements with them. The company elected to discontinue its independent auditor relationship with the firm of Feldman Sherb & Co., P.C. for this fiscal year. The company did not have any disagreements over accounting policies or practices with Feldman & Sherb, which recently merged with the much larger firm of Grassi & Co., LLC.

      Prior to the engagement of Radin Glass, neither the Company nor anyone on its behalf consulted with such firm regarding the application of accounting principles to a specified transaction, either completed or uncompleted, or type of audit opinion that might be rendered on the Company's financial statements.

      The 2001 financial statements included in this filing were audited by Feldman Sherb. The audit opinion for such financial statements has not been included due to a fee dispute. The audit opinion for the year 2001 will be included by an amendment to this filing upon resolution of the fee dispute.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The following provides certain information concerning the directors and executive officers of Novex and its subsidiaries as of May 31, 2002.

Name                     Age                       Position
----                     ---                       --------

William K. Lavin         58               Chairman, Secretary

Daniel W. Dowe           40               Director, President
                                          and Chief Executive Officer

D. Friedenberg           50               Director, Treasurer

Edward J. Malloy         66               Director

Kevin DeMatteis          38               Director

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

Daniel W. Dowe. Mr. Dowe became a director in March, 1997, Acting President on November 17, 1997 and President and Chief Executive Officer on April 1, 1998. Mr. Dowe has agreed to serve in this capacity for a three year period pursuant to a written employment agreement and will have an option to serve for an additional three year period. He was the founder of Dowe & Dowe, a New York City- based law firm that provided legal services to Novex. From 1993 to November 17, 1997, Mr. Dowe practiced corporate and securities law at his firm. From 1990 to 1993, Mr. Dowe was an associate with Donohue & Donohue, a New York City-based law firm concentrating on international trade matters. Before practicing law, he was employed by Alliance Capital Management Company, Salomon Brothers (Salomon Smith Barney, a division of Citigroup, Inc.) and J.P. Morgan Bank.

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

Committees of the Board of Directors

      The Board of Directors does not have a standing audit or nominating committee or any other committees performing similar functions. Novex does have a compensation committee consisting of Messrs. Lavin, Friedenberg and Malloy (the "Compensation Committee") which had one meeting in each of the fiscal years ending May 31, 2002 and 2001. The Compensation Committee is responsible for assuring that the officers and key management of Novex are effectively compensated in terms of salaries, incentive compensation and benefits which are internally equitable and externally competitive. The Compensation Committee is responsible for setting the compensation of the executive officers.

Executive Officers

      At present, Mr. Dowe is Novex's only executive officer.

Item 11. Executive Compensation

The following table shows all remuneration in excess of $100,000 paid by Novex and its subsidiaries through May 31, 2002, to all directors and officers:

                                    Table 1

                           Summary Compensation Table

                                                          Long-Term Compensation
                     Annual compensation               Awards                      Payouts
                     -------------------               ------                      -------
                                                                   Securi-
                                                                   ties
Name                                        Other                  Underly-                 All
and                                         Annual    Restrict-    ing                      Other
Princi-                                     Compen-   ed Stock     Options      LTIP        Compen-
pal                   Salary     Bonus      sation    Awards       SARs         Payout      sation
Position      Year    ($)        ($)        ($)       (#)          (#)          ($)         ($)
---------------------------------------------------------------------------------------------------
Daniel
Dowe
President     2002    $180,000
(1)(2)        2001    $180,000
              2000    $180,000

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

Item 12. Security Ownership of Certain Beneficial Owners

                        DIRECTORS AND EXECUTIVE OFFICERS

The following table shows the amount of common stock owned as of May 31, 2002 by each director and officer and affiliates and by all directors and officers as a group. Each individual has beneficial ownership of the shares which are subject to unexercised stock options and stock warrants held by him, and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned:

                                     Table 1

         Security Ownership of Certain Beneficial Owners and Management

                                           Amount and Nature
Name and Address                             of Beneficial            Percent of
of Beneficial owner (1)                       Ownership(2)              Class(2)
-----------------------                    -----------------          ----------

Douglas Friedenberg,                             921,638                 3.21%
Director, Treasurer(3)

Daniel W. Dowe                                 2,918,711                10.01%
Director, President,
Chief Executive Officer(4)

William K. Lavin                                 305,316                 1.06%
Chairman, Secretary(5)

Edward J. Malloy
Director(6)                                      265,316                 1.00%
                                               ---------                -----

All Directors and Officers
as a group                                     4,410,981                15.28%
                                               ---------                -----

2. The address for Messrs. Friedenberg, Dowe, Lavin and Malloy is 16 Cherry Street, Clifton, New Jersey 07014.

3. The class includes stock options and stock warrants granted to the directors and officers before May 31, 2002 which are deemed by Novex to be acquirable by the beneficial owner within 60 days of the date of this Form 10-KSB by exercise of the option or warrant. As of May 31, 2002 there were 26,870,187 shares issued and outstanding and 28,674,712 on a fully diluted basis. Percentages are stated on a fully diluted basis.

4. Mr Friedenberg and various entities for which Mr. Friedenberg exercises sole voting and investment power as investment advisor presently hold an aggregate of 921,638 shares of common stock. During the past fiscal year, Mr. Friedenberg liquidated certain investment funds formerly under his control and thereby distributed shares of common stock in Novex to owners of those funds.

5. Mr. Dowe presently owns 2,823,853 shares of common stock and has the right to acquire beneficial ownership of 94,858 additional shares upon exercise of an equal number of common stock options.

6. Mr. Lavin presently owns 105,316 shares of common stock and has the right to acquire beneficial ownership of 200,000 additional shares upon exercise of an equal number of common stock options.

7. Mr. Malloy presently owns 65,316 shares of common stock and has the right to acquire beneficial ownership of 200,000 additional shares upon exercise of an equal number of common stock options.

Director Compensation

      During the fiscal year ending May 31, 2002 none of the directors received compensatiobn for their services. Only Mr. Dowe was compensated by the company but in his capacity as president and not as a director.

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

(1) As of May 31, 2002 there were 24,648,988 shares issued and outstanding and 26,757,777 on a fully diluted basis. Percentage is stated on a fully diluted basis.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K

                                                                          Page

(A)   The following financial statements and
            supplementary data are included in
            Part II Item 8

Index to Financial Statements                                             F-1

Independent Auditors' Report                                              F-2

Financial Statements:

Balance Sheets as of May 31, 2002                                         F-3

Statement of Operations for the years ended May 31, 2002 and 2001         F-4

Statement of Changes in Shareholders' Deficiency for the years
ended May 31, 2002 and 2001                                               F-5

Statement of Cash Flows for years ended May 31, 2002 and 2001             F-6

Notes to Financial Statements                                          F-7-19

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

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

10.3 Amended and Restated Purchase Agreement between The Sherwin-Williams Company and Registrant

10.4        Form of Promissory Note to Dime Commercial Corp.

10.5        Form of Promissory Note to The Sherwin-Williams Company

10.6        Bill of Sale from The Sherwin-Williams Company to Registrant

10.7        Designation Certificate

10.8        Form of Promissory Notes to Alfonso DeMatteis

24.1        Power of Attorney (contained on signature page of this Prospectus).

99.1        Battista Agreement

99.2        Supercrete N/A Limited Agreement dated December 20, 1996

(B) Exhibits filed herein:

21.1        Subsidiaries of Novex

(C) Reports on Form 8-K:

    Form 8-K filed on March 11, 2002

    Form 8-K filed on October 10, 2002

    Form 8-K/A filed on October 11, 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Novex Systems International, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NOVEX SYSTEMS INTERNATIONAL CORPORATION


By:
    Daniel W. Dowe, President


By:
    Douglas Friedenberg, Treasurer

Dated: October 17, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:

                                                             Dated
                                                             -----


/ss/ Daniel W. Dowe                  Director          October 17, 2002
-------------------------
Daniel W. Dowe


/ss/ William K. Lavin                Director          October 17, 2002
-------------------------
William K. Lavin


/ss/ Douglas Friedenberg             Director          October 17, 2002
-------------------------
Douglas Friedenberg


/ss/ Edward J. Malloy                Director          October 17, 2002
-------------------------
Edward J. Malloy


/ss/ Keith DeMatteis                 Director          October 17, 2002
-------------------------
Keith DeMatteis