Form 10KSB/A
period 2002-05-31
NOVEX SYSTEMS INTERNATIONAL INC
filed 2002-10-18
CIK 945634

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K                                      Incorporated Document
---------------------                                      ---------------------
None

                        NOVEX SYSTEMS INTERNATIONAL, INC.

                                Table of Contents

                                                                        Page No.
                                                                        --------
Part I

Item 1.    Business and Risk Factors                                        1

Item 2.    Properties                                                      18

Item 3.    Legal Proceedings                                               19

Item 4.    Submission of Matters to a Vote of Security
           Holders                                                         20

Part II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                             20

Item 6.    Selected Financial Data                                         21

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       22

Item 8.    Financial Statements and Supplementary Data                     26

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                             27

Part III

Item 10.   Directors and Executive Officers of the Registrant              27

Item 11.   Executive Compensation                                          29

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                                      30

Item 13.   Certain Relationships and Related Transactions                  31

Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K                                                             32

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

Item 6. Selected Financial Data

      The following selected historical statement of operations for the three years ended May 31, 2002, 2001 and 2000 and balance sheet as of May 31, 2001 and 2000 have been derived from the financial statements of Novex that are included elsewhere in this Form 10-KSB and that have been audited by Feldman Sherb & Co., P.C. or Radin, Glass & Co., LLP as applicable, whose reports with respect to the financial statements are also included elsewhere in this Form 10-KSB. This information should be read in conjunction with the financial statements and notes to the financial statements appearing elsewhere in this Form 10-KSB and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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


                                                    Radin, Glass & Co., LLP
                                                    Certified Public Accountants

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a. Basis of Presentation - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $965,481 and $1,380,953 for the years ended May 31, 2002, and 2001, respectively. Additionally, the Company had approximately a net working capital deficiency of $2,954,752, an accumulated deficit of $9,165,225 at May 31, 2002 and negative cash flow from operations for the years ended May 31, 2002 and 2001, of $614,088 and $415,422, respectively.
            The Company is also in default of its bank lines of credit and in arrears with paying payroll taxes by several months. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management expects to incur additional losses for the foreseeable future and recognizes the need to raise capital to achieve their business plans. During fiscal year 2002, the Company raised $300,000 from short term financing and $190,000 from the sale of common stock. The Company plans to raise additional capital through various methods including the private placements of securities, and the issuance of debt. Further, the Company plans to enhance its existing product line and is developing new marketing strategies. In addition, the Company will search for potential strategic acquisitions that will complement the Company's existing products and that are synergistic with its future growth prospects. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

NOVEX SYSTEMS INTERNATIONAL CORPORATION


By: /s/ Daniel W. Dowe
   --------------------------------
    Daniel W. Dowe, President


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


/ss/ Daniel W. Dowe                  Director          October 17, 2002
-------------------------
Daniel W. Dowe


/ss/ William K. Lavin                Director          October 17, 2002
-------------------------
William K. Lavin


/ss/ Douglas Friedenberg             Director          October 17, 2002
-------------------------
Douglas Friedenberg


/ss/ Edward J. Malloy                Director          October 17, 2002
-------------------------
Edward J. Malloy


/ss/ Kevin DeMatteis                 Director          October 17, 2002
-------------------------
Kevin DeMatteis