Form 10QSB
period 2002-08-31
NOVEX SYSTEMS INTERNATIONAL INC
filed 2002-11-19
CIK 945634

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
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

The Company had 26,870,187 shares of its $.001 par value common stock and 1,644,133 shares of its $.001 par value preferred stock issued and outstanding on August 31, 2002.

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

          Balance Sheet as of August 31, 2002 .............................F-1

          Statements of Operations for the
          three months ended August 31, 2002 and
          August 31, 2001..................................................F-2

          Statements of Cash Flows for the
          three months ended August 31, 2002 and
          August 31, 2001..................................................F-3

          Notes to Financial Statements ...................................F-4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................1

Part II   Other Information

Item 1.   Legal Proceedings..................................................3

Item 2.   Changes in Securities..............................................3

Item 3.   Defaults Upon Senior Securities....................................3

Item 4.   Submission of Matters to a Vote of Security Holders................4

Item 5.   Other Information..................................................4

Item 6.   Exhibits and Reports on Form 8-K...................................4

                                     PART I


                                                                        Page No.
                                                                        --------

Item 1.   Financial Information (Unaudited)

          Balance Sheet as of August 31, 2002 .............................F-1

          Statements of Operations for the
          three months ended August 31, 2002 and
          August 31, 2001..................................................F-2

          Statements of Cash Flows for the
          three months ended August 31, 2002 and
          August 31, 2001..................................................F-3

          Notes to Financial Statements ...................................F-4

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                                  BALANCE SHEET
                                 August 31, 2002


                              ASSETS

CURRENT ASSETS:
    Cash                                                                        $    14,700
    Accounts receivable, net of allowance for doubtful
        accounts of $77,338                                                         481,838
    Inventories                                                                     159,852
    Prepaid expenses and other current assets                                       180,248

         Total Current Assets                                                       836,638

PROPERTY, PLANT AND EQUIPMENT -at cost, net                                       1,209,808

GOODWILL - at cost, net                                                             616,421
                                                                                -----------

                                                                                $ 2,662,867
                                                                                ===========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY


CURRENT LIABILITIES:
    Current portion of long term debt                                           $ 2,133,232
    Bank line of credit                                                             567,553
    Accounts payable                                                                424,422
    Loans payable - shareholder                                                     122,991
    Accrued preferred stock dividend payable                                         38,235
    Accrued expenses and other current liabilities                                  384,017
    Accrued payroll taxes                                                           275,731
                                                                                -----------

         Total Current Liabilities                                                3,946,181
                                                                                -----------

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS' DEFICIENCY:
    Preferred stock - $0.001 par value, 10,000,000 shares authorized,
       1,644,133 shares issued and outstanding (liquidation value $1,644,133)     1,644,133
    Common stock - $0.001 par value, 50,000,000 shares authorized
       26,870,187 shares issued and outstanding                                      26,870
    Additional paid-in capital                                                    6,399,653
    Accumulated deficit                                                          (9,353,970)
                                                                                -----------

          Total shareholders' deficiency                                         (1,283,314)
                                                                                -----------

                                                                                $ 2,662,867
                                                                                ===========


                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS


                                                       Three Months Ended August 31,
                                                           2002             2001
                                                           ----             ----

NET SALES                                                   557,526         595,699
COST OF GOODS SOLD                                          361,098         364,512
                                                       ------------    ------------
GROSS PROFIT                                                196,428         231,187

SELLING, GENERAL AND ADMINISTRATIVE                         260,722         284,036
                                                       ------------    ------------

LOSS FROM OPERATIONS                                        (64,294)        (52,849)
                                                       ------------    ------------

OTHER INCOME( EXPENSES):
    Interest expense                                        (86,178)        (65,006)
    Amortization or debt discount                                --         (27,671)
   (Loss) gain on change in valuation of put warrant             --           3,279
                                                       ------------    ------------
        OTHER EXPENSES, net                                 (86,178)        (89,398)
                                                       ------------    ------------

LOSS FROM CONTINUING OPERATIONS                            (150,472)       (142,247)
                                                       ------------    ------------

NET LOSS                                                   (150,472)       (142,247)

Less: Preferred stock dividend                               38,235          23,172
                                                       ------------    ------------

NET LOSS TO COMMON SHAREHOLDERS                        $   (188,707)   $   (165,419)
                                                       ============    ============

LOSS PER COMMON SHARE, basic and diluted:
    FROM CONTINUING OPERATIONS                                (0.01)          (0.01)

TOTAL LOSS PER COMMON SHARE, basic and diluted         $      (0.01)   $      (0.01)
                                                       ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING, basic and diluted                26,870,187      24,914,226
                                                       ============    ============


                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS


                                                                    Three Months Ended August 31,
                                                                    -----------------------------
                                                                         2002          2001
                                                                         ----          ----
                                                                      (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                          $(150,472)   $(142,247)
     Adjustments to reconcile net loss to net cash
          used in operating activities:
              Provision for bad debts                                          0       11,261
              Depreciation and amortization                               33,854       33,954
              Loss (gain) on change in valuation of put warrant                0       (5,231)
              Amortization of debt discount                               14,400       27,671
     Changes in assets and liabilities, net of the
          effect from acquisition:
              Accounts receivable                                        (95,620)    (119,565)
              Inventories                                                 (3,568)      11,824
              Prepaid and other current assets                           (36,772)     (38,766)
              Accounts payable                                            43,062       66,860
              Accrued expenses and other current liabilities              77,811       36,785
              Accrued payroll taxes                                       41,750            0
                                                                       ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES                                    (75,555)    (117,454)
                                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Cash overdraft                                                       0       29,737
          (Repayment of ) proceeds from loans payable - shareholders     (29,680)     (18,000)
          (Repayment of)  proceeds from bank line of credit               (4,757)     (25,194)
          Proceeds from debt financing                                   100,000            0
          Repayment of debt obligations                                        0      (22,089)
          Proceeds from the sale of common stock                               0      153,000
                                                                       ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 65,563      117,454
                                                                       ---------    ---------

NET INCREASE(DECREASE) IN CASH                                            (9,992)          --

CASH AT BEGINNING OF YEAR                                                 24,692           --
                                                                       ---------    ---------

CASH AT END OF PERIOD                                                  $  14,700    $      --
                                                                       =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
          Cash paid during the period for:
                    Interest                                           $  26,622    $   5,075
                                                                       =========    =========
                    Income taxes                                       $       0    $       0
                                                                       =========    =========
          Non-cash flow and investing and financing activities:
                    Conversion of debt to equity                       $       0    $ 178,868
                                                                       =========    =========
                    Common stock issued for assets acquired            $       0    $       0
                                                                       =========    =========
                    Common stock issued for future services                            18,903
                                                                                    =========
                    Common stock issued for financing consideration                    19,040
                                                                                    =========
                    Accrued preferred stock dividend payable           $  38,235      139,038
                                                                       =========    =========


                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED AUGUST 31, 2002
                                   (unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operation results for the three months ended August 31, 2002 are not necessarily indicative of the result that may be expected for the year ended May 31, 2003. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 2002.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, including a net loss of $150,472 for the quarter ended August 31, 2002, and has a negative working capital and shareholder deficiency as of August 31, 2002. The Company is also in default of its bank lines of credit and in arrears with paying payroll taxes. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2. LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the three months ended August 31, 2002 and 2001 diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive.

3. INVENTORIES

Inventories were determined based on the perpetual inventory system and consisted of the following:

                     August 31, 2002
                     ---------------

Raw Material & Packaging                  $ 121,477

Finished Goods                               38,375
                                          ---------
                                          $ 159,852
                                          =========

4. SUBSEQUENT EVENT

During fiscal 2002, the Company recorded $160,000 of Deferred Expense related to a proposed sale-leaseback of its property. Effective October 23, 2002 the deal was terminated and these prepaid expenses will be written off in the second quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-QSB. The Financial Statements for the three month period ending August 31, 2002 and August 31, 2001, included in this Form 10-QSB are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Three months ending August 31, 2002 vs. August 31, 2001

      In the three month period ended August 31, 2002, Novex had net sales of $557,526 versus $595,699 in the corresponding three month period in 2001. Cost of goods sold in this period was $361,098 which generated a gross margin of 35%, versus 38% in 2001. The decrease in the gross margin was attributable to sales of large volumes of the company's products at wholesale prices to one new distributor that purchased seven truckloads of product. Novex incurred selling, general and administrative costs of $260,722, which resulted in a loss from operations of $64,294 in this period. In this period, Novex incurred $86,178 in interest expense. The company also issued a contractually obligated in-kind preferred stock dividend to the holder of record of the company's preferred stock in the amount of $38,235. For the three month period ending August 31, 2002 the company's operating loss before interest, taxes, depreciation and amortization (EBITDA) was $30,440 versus a loss of $18,895 in the same three month period in 2001. The decrease in selling, general and administrative expenses in the three month period ended August 31, 2002 was attributable to lower utility charges and lower selling expenses due to the company's termination of manufacturer's representatives that earned commissions on sales.

      On August 31, 2002, Novex had $836,638 in current assets which consisted primarily of inventory of $159,852, accounts receivable of $481,838 and prepaid expenses of $180,248. The company's property, plant and equipment was $1,209,808, net of accumulated depreciation of $250,933 and goodwill of $616,421 net of accumulated amortization of $141,285.

Liquidity and Financial Resources at August 31, 2002

      As of August 31, 2002 Novex had $3,946,181 in current liabilities. Of this amount, $567,553 was the balance on Novex's secured revolving line of credit with Dime Commercial Corp. which was used to fund the Company's operations and a term loan of $704,667 outstanding with Dime and $1,011,000 in bridge loans outstanding to a shareholder and director. Novex has also received advances of $275,000 on a sale and leaseback transaction with its real property that was terminated in October, 2002. Novex had accounts payable of $424,422, accrued expenses of $384,017, unpaid tax obligations of $275,731 and a loan from a shareholder of $122,991. The accrual for preferred stock dividend payable is $38,235 and is payable in shares of preferred stock not cash.

      On December 21, 2000, Novex obtained from a private investor a six-month secured bridge loan in the amount of $600,000 ("Bridge Note") which has been extended by the investor to provide the company additional time to improve its sales and secure take-out financing on terms that are mutually beneficial to the company and the new investor(s). The Bridge Note holder owns approximately 4% of the company's common stock and is equally concerned with excessive dilution. The bridge loan bears interest at a rate of 10% per annum. In exchange for the bridge financing, Novex issued 600,000 shares of its common stock to the investor. The Bridge Note is secured by the same assets as, and is subordinated to, the Dime Note (discussed below). During the period from February 21, 2001, through October 4, 2001, the same private investor made three additional bridge loans of $411,000 for which he received 286,000 shares of common stock as of November 30, 2001 and another 25,000 shares of common stock as of December 31, 2001. The terms of the additional bridge loans are identical to those of the original Bridge Note. He also made an equity investment of $50,000 on January 21, 2001 for which he received 625,000 shares of Novex' common stock.

      The current portion of the long-term debt consists of a three year term loan and put warrant totaling $704,667 (originally $890,000) that was made by Dime Commercial Corp. to enable the Company to acquire the Por-Rok Unit (the "Dime Note"). The remaining portion of the purchase price for the Por-Rok Unit was paid with the Sherwin-Williams Note which has been converted into 1,390,388 preferred shares. Included in the current portion of long-term debt is a debenture payable for $125,000 that is past due as it matured on May 31, 1999. This $125,000 note is the remaining balance on a bridge loan of $250,000 that was purchased by Novex' largest shareholder, which is a private equity fund managed by Quilcap Corporation. The Dime Note is secured by all the assets that are located at the Por-Rok operation at 16 Cherry Street, Clifton, New Jersey. These assets include the land (1.58 acres), the main manufacturing building and the two warehouses, including all the equipment in these buildings and all trademarks owned by Novex. In addition, the revolving line of credit that Novex has with Dime is secured by the accounts receivable generated at the Por-Rok unit and all inventory.

      Effective March 1, 2002, Dime had terminated its funding on the two notes and has commenced collections actions to secure repayment of the two loans. At the time the loans were called the principal and interest payments were current, however Dime had cited covenant defaults in its demand letter to Novex. Novex reached an agreement in principle to sell and leaseback its real property for $1,200,000 however the transaction did not close, although the investors advanced Novex $275,000 up to August 31, 2002 as partial payments on the purchase of the property.

      Due in part from the collapse of the sale and leaseback transaction, the overdue maturity of its bank notes which matured on August 13, 2002 and Novex's inability to secure the capital needed to achieve the growth objectives in its business plan the company's board of directors have announced through a recent filing with the Securities and Exchange Commission that it has determined to sell Novex's business operation. Novex would then use cash proceeds to pay-off its debt obligations and retain any excess proceeds in the company. Novex will then seek to merge its public entity with a privately-held operating business that could utilize Novex's $8 million net operating loss carryforward and its public status. Novex will soon file proxy materials with the Commission to schedule a shareholders meeting to approve of the asset sale. (See Item 6 below.)

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

      Some small vendor accounts have commenced actions against Novex to secure payments on aged accounts payable and the company does not believe these actions would have materially adverse consequences to the company, since generally enters into payment plans with creditors that believe that the only recourse for payment is through legal action. In addition, as part of the refinancing of the Dime notes, the company anticipates earmarking some of the proceeds for paydown of outstanding trade debt.


Item 2. Changes in Securities. None.

Item 3. Defaults Upon Senior Securities. See Item 1. above.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.None.

Item 6. Exhibits and Reports on Form 8-K. The Company filed a Form 8-K on November 5, 2002 the company filed a Form 8-KSB with the Securities and Exchange Commission that the company has elected to divest of its operating business through a corporate auction. The company has pre-selected strategic buyers in the building products industry to assess the business and provide offers. The company would like to close the sale by December 31, 2002 and then seek a merger with a larger privately-held company that would be able to utilize the company's $8 million net operating loss and public-status to achieve its business objectives.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Novex Systems International Incorporated has duly caused this report to be signed on its behalf by the undersigned person who is duly authorized to sign on behalf of the Registrant and as chief accounting officer.

Certification Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

In connection with the Quarterly Report of Novex Systems International, Inc. on Form 10-QSB for the three month period ended August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel
W. Dowe, the President and Acting Treasurer of the Company, pursuant to 18 U.S.
C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities and Exchange of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


NOVEX SYSTEMS INTERNATIONAL, INC.


By: /ss/ Daniel W. Dowe
   --------------------------------
     Daniel W. Dowe
     President and Acting Treasurer


Date: November 18, 2002