Form 10KSB/A
period 2002-05-31
NOVEX SYSTEMS INTERNATIONAL INC
filed 2002-12-02
CIK 945634

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

Item 6. Selected Financial Data

      The following selected historical statement of operations for the three years ended May 31, 2002, 2001 and 2000 and balance sheet as of May 31, 2002, 2001 and 2000 have been derived from the financial statements of Novex that are included elsewhere in this Form 10-KSB. The statement of operations for the year ending May 31, 2002 and the balance sheet at May 31, 2002 have been audited by Radin, Glass & Co., LLP, whose reports with respect to the financial statements are also included elsewhere in this Form 10-KSB. The statement of operations for the years ending May 31, 2001 and 2000 and the balance sheets at May 31, 2001 and 2000 are unaudited. This information should be read in conjunction with the financial statements and notes to the financial statements appearing elsewhere in this Form 10-KSB and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Item 8. Financial Statements and Supplementary Data

                                                                          Page

Index to Financial Statements                                             F-1

Independent Auditors' Report                                              F-2

Financial Statements:

Balance Sheet as of May 31, 2002                                          F-3

Statement of Operations for the year ended
May 31, 2002                                                              F-4

Statement of Operations for the year ended
May 31, 2001 (Unaudited)                                                  F-4A

Statement of Changes in Shareholders'
Deficiency for the year ended May 31, 2002                                F-5

Statement of Changes in Shareholders'
Deficiency for the year ended May 31, 2001 (Unaudited)                    F-5A

Statement of Cash Flows for the year ended May 31,
2002                                                                      F-6

Statement of Cash Flows for the year ended
May 31, 2001 (Unaudited)                                                  F-6A

Notes to Financial Statements                                             F-7-19

NOTE - The financial statements relating to the periods ending May 31, 2000 and May 31, 2001 are marked "unaudited" and are now deemed to be unaudited, notwithstanding that the financial statements were in fact audited when filed in the applicable periods. The change of status to unaudited is attributable to the Company's change in independent auditors and its failure to secure the consent of its former auditors to refile the financial statements for the periods ending May 31, 2000 and May 31, 2001 with the Company's Form 10-KSB for the period ending May 31, 2002. The Company's financial statements for the period ending May 31, 2002 are in fact audited. The Company plans to refile the financial statements for the periods ending May 31, 2000 and May 31, 2001, as audited, upon securing the consent of its former auditors, or after having the financial statements re-audited by its current auditors, whichever is the most expeditious process. The failure to secure the necessary consent stems from a fee dispute with the Company's former auditors.

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

                          Index to Financial Statements

                                                                        Page No.
                                                                        -------

Independent Auditors' Report                                              F-2

Financial Statements:

Balance Sheet as of May 31, 2002                                          F-3

Statement of Operations for the year ended
May 31, 2002                                                              F-4

Statement of Operations for the year ended
May 31, 2001 (Unaudited)                                                  F-4A

Statement of Changes in Shareholders'
Deficiency for the year ended May 31, 2002                                F-5

Statement of Changes in Shareholders'
Deficiency for the year ended May 31, 2001 (Unaudited)                    F-5A

Statement of Cash Flows for the year ended May 31,
2002                                                                      F-6

Statement of Cash Flows for the year ended
May 31, 2001 (Unaudited)                                                  F-6A

Notes to Financial Statements                                             F-7-19

NOTE: The financial statements relating to the periods ending May 31, 2000 and May 31, 2001 are marked "unaudited" and are now deemed to be unaudited, notwithstanding that the financial statements were in fact audited when filed in the applicable periods. The change of status to unaudited is attributable to the Company's change in independent auditors and its failure to secure the consent of its former auditors to refile the financial statements for the periods ending May 31, 2000 and May 31, 2001 with the Company's Form 10-KSB for the period ending May 31, 2002. The Company's financial statements for the period ending May 31, 2002 are in fact audited. The Company plans to refile the financial statements for the periods ending May 31, 2000 and May 31, 2001, as audited, upon securing the consent of its former auditors, or after having the financial statements re-audited by its current auditors, whichever is the most expeditious process. The failure to secure the neccessary consent stems from a fee dispute with the Company's former auditors.

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
                                                                                 -----------

                                                                                 $ 2,570,791
                                                                                 ===========

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS

                                                      Year Ended May 31, 2002
                                                      -----------------------
NET SALES                                                     1,866,914
COST OF GOODS SOLD                                            1,194,601
                                                           ------------
GROSS PROFIT                                                    672,313

SELLING, GENERAL AND ADMINISTRATIVE                           1,333,401
                                                           ------------

LOSS FROM OPERATIONS                                           (661,088)
                                                           ------------

OTHER INCOME( EXPENSES):
    Interest expense                                           (312,529)
    Amortization or debt discount                               (38,016)
    (Loss) gain on change in valuation of put warrant             3,279
                                                           ------------
        OTHER EXPENSES, net                                    (347,266)
                                                           ------------

LOSS FROM CONTINUING OPERATIONS                              (1,008,354)
                                                           ------------

DISCONTINUED OPERATIONS
    Loss from operations of Novex Canada                             --
    Loss on disposal of Novex Canada including operating
        losses during the phase out period of $102,190               --
                                                           ------------
LOSS FROM DISCONTINUED OPERATIONS                                     0

LOSS BEFORE EXTRAORDINARY ITEM                               (1,008,354)

EXTRAORDINARY ITEM:
    Gain on extinguishment of debt                               42,873
                                                           ------------

NET LOSS                                                       (965,481)

Less: Preferred stock dividend                                  137,879
                                                           ------------

NET LOSS TO COMMON SHAREHOLDERS                            $ (1,103,360)
                                                           ============

LOSS PER COMMON SHARE, basic and diluted:
    FROM CONTINUING OPERATIONS                                    (0.04)
    FROM DISCONTINUED OPERATIONS                                     --
                                                           ------------
    FROM EXTRAORDINARY ITEM                                          --
                                                           ------------

TOTAL LOSS PER COMMON SHARE, basic and diluted             $      (0.04)
                                                           ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING, basic and diluted                    26,085,795
                                                           ============

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                        Year Ended May 31, 2001
                                                        -----------------------
NET SALES                                                       2,007,705
COST OF GOODS SOLD                                              1,390,841
                                                             ------------
GROSS PROFIT                                                      616,864

SELLING, GENERAL AND ADMINISTRATIVE                             1,394,701
                                                             ------------

LOSS FROM OPERATIONS                                             (777,837)
                                                             ------------

OTHER INCOME( EXPENSES):
    Interest expense                                             (279,735)
    Amortization or debt discount                                 (90,613)
    (Loss) gain on change in valuation of put warrant             (19,649)
                                                             ------------
        OTHER EXPENSES, net                                      (389,997)
                                                             ------------

LOSS FROM CONTINUING OPERATIONS                                (1,167,834)
                                                             ------------

DISCONTINUED OPERATIONS
    Loss from operations of Novex Canada                          (48,124)
    Loss on disposal of Novex Canada including operating
        losses during the phase out period of $102,190           (229,056)
                                                             ------------
LOSS FROM DISCONTINUED OPERATIONS                                (277,180)

LOSS BEFORE EXTRAORDINARY ITEM                                 (1,445,014)

EXTRAORDINARY ITEM:
    Gain on extinguishment of debt                                 64,061
                                                             ------------

NET LOSS                                                       (1,380,953)

Less: Preferred stock dividend                                    115,866
                                                             ------------

NET LOSS TO COMMON SHAREHOLDERS                              $ (1,496,819)
                                                             ============

LOSS PER COMMON SHARE, basic and diluted:
    FROM CONTINUING OPERATIONS                                      (0.05)
    FROM DISCONTINUED OPERATIONS                                    (0.01)

    FROM EXTRAORDINARY ITEM                                            --
                                                             ------------

TOTAL LOSS PER COMMON SHARE, basic and diluted               $      (0.06)
                                                             ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING, basic and diluted                      23,569,139
                                                             ============

                       See notes to financial statements.


                                      F-4A

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY

                                                                                          Additional
                                              Preferred Stock            Common Stock       Paid-in    Accumulated
                                            Shares      Amount       Shares      Amount     Capital       Deficit          Total
BALANCE, May 31, 2001                     1,390,388   $1,390,388   24,648,988   $24,649   $6,096,020   $ (8,061,865)    $  (550,808)
Conversion of debt to common stock               --           --      285,786       286       42,582             --          42,868
Issuance of common  stock
    and warrants for services                    --           --      135,000       135       24,618             --          24,753
Issuance of common  stock
    with debt                                    --           --      261,000       261       27,472             --          27,733
Issuance of common  stock
    with loan from shareholder                   --           --      190,000       190       13,310             --          13,500
Proceeds from sale of
    common stock                                 --           --    1,349,413     1,349      179,651             --         181,000
Value of options issued with debt                --           --           --        --       16,000             --          16,000
Preferred stock dividend                    253,745      253,745                                           (137,879)        115,866
Net loss                                         --           --           --        --           --       (965,481)       (965,481)
                                          ---------   ----------   ----------   -------   ----------   ------------    ------------
BALANCE, May 31, 2002                     1,644,133   $1,644,133   26,870,187   $26,870   $6,399,653   $ (9,165,225)   $ (1,094,569)
                                          =========   ==========   ==========   =======   ==========   ============    ============

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
                                  (Unaudited)

                                                                                          Additional
                                              Preferred Stock            Common Stock       Paid-in    Accumulated
                                            Shares      Amount       Shares      Amount     Capital       Deficit          Total
BALANCE, May 31, 2000                            --   $       --   22,143,988   $22,144   $5,807,575   $ (6,565,046)    $  (735,327)
Issuance of common stock
    in connection with acquisition               --           --    1,000,000     1,000      136,000             --         137,000
Issuance of common stock
    for services                                 --           --      130,000       130        7,870             --           8,000
Issuance of common stock for cash                --           --      625,000       625       49,375             --          50,000
Issuance of series A preferred stock -
     for debt                             1,390,388    1,390,388           --        --           --             --       1,390,388
Issuance of stock in connection
     with note payable                           --           --      750,000       750       95,200             --          95,950
Preferred stock dividend                                                                                   (115,866)       (115,866)
Net loss                                         --           --           --        --           --     (1,380,953)     (1,380,953)
                                          ---------   ----------   ----------   -------   ----------   ------------    ------------
BALANCE, May 31, 2001                     1,390,388   $1,390,388   24,648,988   $24,649   $6,096,020   $ (8,061,865)    $  (550,808)
                                          =========   ==========   ==========   =======   ==========   ============    ============

                       See notes to financial statements.


                                      F-5A

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS

                                                               Year Ended May 31, 2002
                                                               -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $ (965,481)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
            Provision for bad debts                                      77,799
            Depreciation and amortization                               137,588
            Loss (gain) on change in valuation of put warrant            (3,279)
            Gain on extinguishment of debt                              (42,873)
            Common stock and options issued for payment
                of services and compensation                             24,753
            Amortization of debt discount                                38,016
    Changes in assets and liabilities, net of the effect from
        acquisition:
            Accounts receivable                                        (107,560)
            Inventories                                                  47,970
            Prepaid and other current assets                           (113,257)
            Other assets                                                      0
            Net assets from discontinued operations                           0
            Accounts payable                                           (130,205)
            Accrued expenses and other current liabilities              424,213
                                                                     ----------
NET CASH USED IN OPERATING ACTIVITIES                                  (614,088)
                                                                     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of property and equipment                                 0
        Acquisition of business, net of cash acquired                         0
                                                                     ----------
NET CASH USED IN INVESTING ACTIVITIES                                         0
                                                                     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash overdraft                                                  (28,343)
        Due to factor                                                         0
        (Repayment of) proceeds from loans payable - shareholders        80,653
        (Repayment of)  proceeds from bank line of credit               115,902
        Proceeds from debt financing                                    300,000
        Repayment of debt obligations                                   (69,500)
        Proceeds from issuance of debt                                   27,733
        Proceeds from the sale of common stock
            and exercise of options                                     194,500
        Proceeds from options issued with debt                           16,000
                                                                     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               636,945
                                                                     ----------
NET INCREASE (DECREASE) IN CASH                                          24,629

CASH AT BEGINNING OF YEAR                                                     0
                                                                     ----------

CASH AT END OF YEAR                                                  $   24,629
                                                                     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash paid during the period for:

            Interest                                                 $  205,748
                                                                     ==========
            Income taxes                                             $        0
                                                                     ==========
        Non-cash flow and investing and financing activities:

            Conversion of debt to equity                             $        0
                                                                     ==========
            Common stock issued for assets                           $        0
                                                                     ==========
            Accrued preferred stock dividend                         $  137,879
                                                                     ==========

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                 Year Ended May 31, 2001
                                                                 -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $ (1,380,953)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
            Provision for bad debts                                       251,318
            Depreciation and amortization                                 131,982
            Loss (gain) on change in valuation of put warrant              19,649
            Gain on extinguishment of debt                                (64,061)
            Common stock and options issued for payment
                of services and compensation                                8,000
            Amortization of debt discount                                  90,613
    Changes in assets and liabilities, net of the effect from
        acquisition:
            Accounts receivable                                              (697)
            Inventories                                                   185,324
            Prepaid and other current assets                              (22,180)
            Other assets                                                   11,445
            Net assets from discontinued operations                       433,454
            Accounts payable                                              (40,339)
            Accrued expenses and other current liabilities                (38,977)
                                                                     ------------
NET CASH USED IN OPERATING ACTIVITIES                                    (415,422)
                                                                     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of property and equipment                                (424)
        Acquisition of business, net of cash acquired                    (108,588)
                                                                     ------------
NET CASH USED IN INVESTING ACTIVITIES                                    (109,012)
                                                                     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash overdraft                                                    (11,954)
        Due to factor                                                     (68,184)
        (Repayment of) proceeds from loans payable - shareholders             530
        (Repayment of)  proceeds from bank line of credit                (244,902)
        Proceeds from debt financing                                      886,000
        Repayment of debt obligations                                     (87,341)
        Proceeds from issuance of debt                                          0
        Proceeds from the sale of common stock
            and exercise of options                                        50,000
        Proceeds from options issued with debt                                  0
                                                                     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 524,149
                                                                     ------------
NET INCREASE (DECREASE) IN CASH                                              (285)

CASH AT BEGINNING OF YEAR                                                     285
                                                                     ------------

CASH AT END OF YEAR                                                  $         --
                                                                     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash paid during the period for:

            Interest                                                 $    159,987
                                                                     ============
            Income taxes                                             $          0
                                                                     ============
        Non-cash flow and investing and financing activities:

            Conversion of debt to equity                             $  1,390,388
                                                                     ============
            Common stock issued for assets                           $    137,000
                                                                     ============
            Accrued preferred stock dividend                              115,866
                                                                     ============

                       See notes to financial statements.


                                      F-6A

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2002 AND 2001
           (INFORMATION FOR THE YEAR ENDED MAY 31, 2001 IS UNAUDITED)

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K

                                                                          Page

(A)   The following financial statements and
            supplementary data are included in
            Part II Item 8

Index to Financial Statements                                             F-1

Independent Auditors' Report                                              F-2

Financial Statements:

Balance Sheet as of May 31, 2002                                          F-3

Statement of Operations for the year ended May 31, 2002                   F-4

Statement of Operations for the year ended
May 31, 2001 (Unaudited)                                                  F-4A

Statement of Changes in Shareholders' Deficiency for the year
ended May 31, 2002                                                        F-5

Statement of Changes in Shareholders'
Deficiency for the year ended May 31, 2001 (Unaudited)                    F-5A

Statement of Cash Flows for the year ended May 31, 2002                   F-6

Statement of Cash Flows for the year ended
May 31, 2001 (Unaudited)                                                  F-6A

Notes to Financial Statements                                          F-7-19

NOTE: The financial statements relating to the periods ending May 31, 2000 and May 31, 2001 are marked "unaudited" and are now deemed to be unaudited, notwithstanding that the financial statements were in fact audited when filed in the applicable periods. The change of status to unaudited is attributable to the Company's change in independent auditors and its failure to secure the consent of its former auditors to refile the financial statements for the periods ending May 31, 2000 and May 31, 2001 with the Company's Form 10-KSB for the period ending May 31, 2002. The Company's financial statements for the period ending May 31, 2002 are in fact audited. The Company plans to refile the financial statements for the periods ending May 31, 2000 and May 31, 2001, as audited, upon securing the consent of its former auditors, or after having the financial statements re-audited by its current auditors, whichever is the most expeditious process. The failure to secure the neccessary consent stems from a fee dispute with the Company's former auditors.

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