Form 10QSB
period 2002-11-30
NOVEX SYSTEMS INTERNATIONAL INC
filed 2003-02-18
CIK 945634

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002

                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

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

The Company had 26,870,187 shares of its $.001 par value common stock and 1,644,133 shares of its $.001 par value preferred stock issued and outstanding on November 30, 2002.

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

            Balance Sheet as of November 30, 2002 ...........................F-1

            Statements of Operations for the
            six months and three months ended November 30, 2002
            and November 30, 2001............................................F-2

            Statements of Cash Flows for the
            six months ended November 30, 2002 and
            November 30, 2001................................................F-3

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

Item 3.     Defaults Upon Senior Securities....................................4

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

Item 6.     Exhibits and Reports on Form 8-K...................................4

                                     PART I

                                                                        Page No.
                                                                        --------

Item 1.     Financial Information (Unaudited)

            Balance Sheet as of November 30, 2002 ...........................F-1

            Statements of Operations for the
            six months and three months ended November 30, 2002
            and November 30, 2001............................................F-2

            Statements of Cash Flows for the
            six months ended November 30, 2002 and
            November 30, 2001................................................F-3

            Notes to Financial Statements ...................................F-4

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-QSB. The Financial Statements for the six month period ended November 30, 2002, included in this Form 10-QSB are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Six months ending November 30, 2002 vs. November 30, 2001

      In the six month period ended November 30, 2002, Novex had net sales of $860,298 versus $1,179,554 in the corresponding six month period in 2001. Cost of goods sold in this period was $599,166 which generated a gross margin of 30%, versus 43% in 2001. Novex incurred general and administrative costs of $530,556 which resulted in a loss from operations of $269,424 in this period. In this period, Novex incurred $157,043 in interest expense. In the six month period ending November 30, 2002, the company's operating loss before interest, taxes, depreciation and amortization (EBITDA) was $201,617 versus a loss of $161,414 in the same six month period in 2001. The decrease in sales during this period was due to poor cash flow which inhibited the company's ability to obtain raw materials and to ship pending orders within a reasonable time of receiving the order. Pending orders as of November 30, 2002 were $130,000.

      On November 30, 2002, Novex had $510,303 in current assets which consisted primarily of inventory of $145,271 and accounts receivable of $350,059. The company's property, plant and equipment was $1,195,155 net of accumulated depreciation of $244,524 and goodwill of $604,058 net of accumulated amortization of $153,648.

Three months ending November 30, 2002 vs. November 30, 2001

      In the three month period ended November 30, 2002, Novex had net sales of $302,772 versus $583,855 in the corresponding three month period in 2001. The decrease in sales was 48% over the corresponding period. Cost of goods sold in this period was $238,068 which generated a gross margin of 21%, versus 47% in 2001. The decrease in the gross margin was attributable primarily to the company's marketing affiliation with another company which did not work to the company's financial benefit. Novex incurred general and administrative costs of $269,834 which resulted in a loss from operations of $205,130 in this period. In this period, Novex incurred $70,865 in interest expense. For the three month period the company's operating loss before interest, taxes, depreciation and amortization (EBITDA) was $171,177, which includes an $18,000 payment to the former shareholders of the Sta-Dri Company who received an additional $6,000 per month up to August, 2002 if the company's stock price was below $1.00 per share for a twenty day trading period. The decrease in sales was due primarily to poor cash flow which inhibited the company's ability to obtain raw materials and to ship pending orders within a reasonable time of receiving the order. Pending orders as of November 30, 2002 were $____________.

Subsequent Events

      Effective February 1, 2003 Novex entered into an exclusive licensing agreement with C.G.M. Incorporated ("CGM"). CGM is a Pennsylvania-based manufacturer of construction chemicals and products for over 37 years, and will be producing, shipping and invoicing customers for sales of product using Novex's trade names. CGM will be paying royalties to Novex on a monthly basis that shall be based on the previous month's sales and a pre-determined percentage of each sale. The average anticipated monthly royalty will be 20% of net sales, which is defined in the agreement as the gross amount of the invoice, less any out-going freight to ship the order, rebate allowances, payment discounts and damaged goods. Novex will continue to take orders from its customers and provide additional marketing services in conjunction with CGM to increase sales of products sold under Novex's trade names, which in return will increase the monthly royalty payments to Novex.

      Novex has closed its plant and terminated all its employee except for two persons that will continue to handle customers and accounting functions, respectively and Novex's president that will continue to be responsible for sales and marketing, interfacing with CGM and seeking additional acquisitions of businesses and product lines that would be compatible with the distribution channels that Novex's currently serves. Novex has listed for sale its real property located in Clifton, New Jersey at a price of $1,450,000. Novex is anticipating that the court that is overseeing the litigation with Novex's former bank, Dime Commercial Corp., will issue a final ruling on the matter by February 15, 2003. Dime is claiming that approximately $1,250,000 is owed to them and Novex has asked the court to rule that only $1,050,000 is due and owing. In either event, Novex believes that its real property will be sold for sufficient value to enable Novex to pay the full amount of the final judgment, which will terminate the litigation and enable Novex to focus on the development of its business.

Liquidity and Financial Resources at November 30, 2002

      As of November 30, 2002, Novex had $4,067,144 in current liabilities. Of this amount, $481,921 was the balance on Novex's secured revolving line of credit with Dime Commercial Corp. which was used to fund the Company's operations and a term loan of $704,667 outstanding with Dime and $1,011,000 in bridge loans outstanding to a shareholder and director. Novex has also received advances of $325,000 that were related to a proposed sale and leaseback transaction with its real property that was terminated in October, 2002. It had accounts payable of $439,931, accrued expenses of $434,298, unpaid tax obligations of $313,843 and a loan from a shareholder of $137,449. The accrual for preferred stock dividend payable is $76,470 and is payable in shares of preferred stock not cash.

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

      The current portion of the long-term debt consists of a three year term loan and put warrant totaling $704,667 (originally $890,000) that was made by Dime Commercial Corp. to enable the Company to acquire the Por-Rok Unit (the "Dime Note"). The remaining portion of the purchase price for the Por-Rok Unit was paid with the Sherwin-Williams Note which has been converted into 1,390,388 preferred shares. Included in the current portion of long-term debt is a debenture payable for $125,000 that is past due as it matured on May 31, 1999. This $125,000 note is the remaining balance on a bridge loan of $250,000 that was purchased by a private equity fund managed by Quilcap Corporation. The Dime
Note is secured by all the assets that are located at the Por-Rok operation at 16 Cherry Street, Clifton, New Jersey. These assets include the land (1.58 acres), the main manufacturing building and the two warehouses, including all the equipment in these buildings and all trademarks owned by Novex. In addition, the revolving line of credit that Novex has with Dime is secured by the accounts receivable generated at the Por-Rok unit and all inventory.

      Effective March 1, 2002, Dime had terminated its funding on the two notes and has commenced collections actions to secure repayment of the two loans. At the time the loans were called the principal and interest payments were current, however, Dime had cited covenant defaults in its demand letter to Novex. Novex reached an agreement in principle to sell and leaseback its real property for $1,200,000 however the transaction did not close, although the investors advanced Novex $325,000 as partial payments on the purchase of the property.

      Due in part from the collapse of the sale and leaseback transaction, the overdue maturity of its bank notes which matured on August 13, 2002 and Novex's inability to secure the capital needed to achieve the growth objectives in its business plan, the company's board of directors announced in a Form 8-KSB filing with the Securities and Exchange Commission in November 2002 that it had determined to sell Novex's business operation. It was anticipated that Novex would use the cash proceeds to pay off its debt obligations, retain any excess proceeds in the company and seek to merge its public entity with a privately-held operating business that could utilize Novex's $8 million net operating loss carryforward and its public status. To that end, in December, 2002, Novex undertook a sale of substantially all of its assets through an auction process. Although a number of bids were submitted to the company, none were acceptable as of the date of this filing. In the interim, on January 31, 2003, Novex entered into a licensing agreement with C.G.M., Inc. of Ben Salem, Pennsylvania, to market and distribute Novex's Por- Rok, Dash Patch and Sta-Dri products in exchange for a royalty payment of approximately 20% of the net invoice value to the customer. (See Item 6 below.)

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

Part II     Other Information

Item 1.     Legal Proceedings

      In March, 2002, Dime Commercial Corp. Commenced a legal action against Novex to secure payment on the two outstanding notes and a separate action to seek foreclosure on the real property in an attempt to force the company to pay-off the notes in a reasonable time period. Since the filing of the actions, the court in the legal proceeding for payment on the notes provided Novex with injunctive relief whereby Novex could retain payments from customers on account and use a new bank account to fund its operations until the litigation is resolved.

Item 2.     Changes in Securities. None

Item 3.     Defaults Upon Senior Securities. See Item 1. above.

Item 4.     Submission of Matters to a Vote of Security Holders.  None.

Item 5.     Other Information.

      On January 31, 2003, Novex entered into a licensing agreement with C.G.M., Inc. of Ben Salem, Pennsylvania, to market and distribute Novex's Por-Rok, Dash Patch and Sta-Dri products in exchange for a royalty payment of approximately 20% of the net invoice value to the customer.

Item 6.     Exhibits and Reports on Form 8-K.

      The substance of the following filing with the Securities and Exchange Commission is no longer valid due to a change in Novex's future business operations as set forth in greater detail above under the heading Subsequent Events.

      The Company filed a Form 8-K on November 5, 2002 with the Securities and Exchange Commission that the company has elected to divest of its operating business through a corporate auction. The company has pre-selected strategic buyers in the building products industry to assess the business and provide offers. The company has received some bids from potential buyers but has not accepted one at this time. The company would like to close the sale by January 31, 2003 and then seek a merger with a larger privately-held company that would be able to utilize the company's $8 million net operating loss and public-status to achieve its business objectives.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Novex Systems International Incorporated has duly caused this report to be signed on its behalf by the undersigned person who is duly authorized to sign on behalf of the Registrant and as chief accounting officer.

NOVEX SYSTEMS INTERNATIONAL, INC.


By: /s/ Daniel W. Dowe
   --------------------------------------
    Daniel W. Dowe
    President and Chief Executive Officer

Date: February 18, 2003

                                  CERTIFICATION

      In connection with the Quarterly Report of Novex Systems International, Inc. on Form 10- QSB for the six month period ended November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel W. Dowe, the President and Acting Treasurer of the Company, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, certify that:

      (1)   The Report fully complies with the requirements of Section 13(a) and
            Section 15(d) of the Securities and Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                                       By: /s/ Daniel W. Dowe
                                          --------------------------------------
                                           Daniel W. Dowe
                                           President and Chief Executive Officer

                                       Date: February 18, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Novex Systems International, Inc. ("the Company") on Form 10-QSB for the six month period ended November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel W. Dowe, the President and Acting Treasurer of the Company, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, certify that:

      1.    I have reviewed this quarterly report on Form 10-QSB of the Company;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. As the registrant's certifying officer I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and;

            c) presented in this quarterly report are conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. As the registrant's certifying officer, I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. As the registrant's certifying officer, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                       By: /s/ Daniel W. Dowe
                                          --------------------------------------
                                           Daniel W. Dowe
                                           President and Chief Executive Officer


                                       Date: February 18, 2003

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                                  BALANCE SHEET
                                November 30, 2002

                                     ASSETS

CURRENT ASSETS:
    Cash                                                                        $    14,973
    Accounts receivable, net of allowance for doubtful
        accounts of $77,338                                                         350,059
    Inventories                                                                     145,271
                                                                                -----------

         Total Current Assets                                                       510,303

PROPERTY, PLANT AND EQUIPMENT -at cost, net                                       1,195,155

GOODWILL - at cost, net                                                             604,058
                                                                                -----------

                                                                                $ 2,309,516
                                                                                ===========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Current portion of long term debt                                           $ 2,183,232
    Bank line of credit                                                             481,921
    Accounts payable                                                                439,931
    Loans payable - shareholder                                                     137,449
    Accrued preferred stock dividend payable                                         76,470
    Accrued expenses and other current liabilities                                  434,298
    Accrued payroll taxes                                                           313,843
                                                                                -----------

         Total Current Liabilities                                                4,067,144
                                                                                -----------

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS' DEFICIENCY:
    Preferred stock - $0.001 par value, 10,000,000 shares authorized,
       1,644,133 shares issued and outstanding (liquidation value $1,644,133)     1,644,133
    Common stock - $0.001 par value, 50,000,000 shares authorized
       26,870,187 shares issued and outstanding                                      26,870
    Additional paid-in capital                                                    6,399,653
    Accumulated deficit                                                          (9,828,284)
                                                                                -----------

         Total shareholders' deficiency                                          (1,757,628)
                                                                                -----------

                                                                                $ 2,309,516
                                                                                ===========

                       See notes to financial statements.

                       NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS

                                                        Three Months Ended November 30,     Six Months Ended November 30,
                                                            2002              2001              2002              2001
                                                            ----              ----              ----              ----
                                                         (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                                       --------------    --------------    --------------    --------------
NET SALES                                              $    302,772      $    583,855      $    860,298      $  1,179,554
COST OF GOODS SOLD                                          238,068           305,412           599,166           669,924
                                                       ------------      ------------      ------------      ------------
GROSS PROFIT                                                 64,704           278,443           261,132           509,630

SELLING, GENERAL AND ADMINISTRATIVE                         269,834           306,260           530,556           590,296
                                                       ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                                       (205,130)          (27,817)         (269,424)          (80,666)
                                                       ------------      ------------      ------------      ------------

OTHER INCOME( EXPENSES):
    Interest expense                                        (70,865)          (61,649)         (157,043)         (126,655)
    Amortization or debt discount                                --           (10,345)               --           (38,016)
   (Loss) gain on change in valuation of put warrant             --             9,588                --            12,867
                                                       ------------      ------------      ------------      ------------
        OTHER EXPENSES, net                                 (70,865)          (62,406)         (157,043)         (151,804)
                                                       ------------      ------------      ------------      ------------

LOSS FROM CONTINUING OPERATIONS                            (275,995)          (90,223)         (426,467)         (232,470)
                                                       ------------      ------------      ------------      ------------

LOSS BEFORE EXTRAORDINARY ITEM                             (275,995)          (90,223)         (426,467)         (232,470)
                                                       ------------      ------------      ------------      ------------

EXTRAORDINARY ITEM:
    Write off of costs related to financing                (160,084)               --          (160,084)               --
                                                       ------------      ------------      ------------      ------------

NET LOSS                                                   (436,079)          (90,223)         (586,551)         (232,470)

Less: Preferred stock dividend                               38,235            53,082            76,470            76,254
                                                       ------------      ------------      ------------      ------------

NET LOSS TO COMMON SHAREHOLDERS                        $   (474,314)     $   (143,305)     $   (663,021)     $   (308,724)
                                                       ============      ============      ============      ============

LOSS PER COMMON SHARE, basic and diluted:
    FROM CONTINUING OPERATIONS                                (0.01)               --             (0.01)             0.01

TOTAL LOSS PER COMMON SHARE, basic and diluted         $      (0.01)     $         --      $      (0.01)     $       0.01
                                                       ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING, basic and diluted              $ 26,870,187      $ 26,307,181      $ 26,870,187      $ 25,606,898
                                                       ============      ============      ============      ============

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                   Six Months Ended November 30,
                                                                                   -----------------------------
                                                                                       2002              2001
                                                                                       ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                              (Unaudited)       (Unaudited)
           Net loss                                                                 $(586,551)        $(232,470)
           Adjustments to reconcile net loss to net cash
                     used in operating activities:
                               Provision for bad debts                                     --            23,419
                               Depreciation and amortization                           67,807            71,056
                               Loss (gain) on change in valuation of put warrant           --           (12,867)
                               Common stock issued for services                            --            24,753
                               Amortization of debt discount                           14,400            38,016
           Changes in assets and liabilities, net of the effect from
                     acquisition:
                               Accounts receivable                                     36,159          (254,590)
                               Inventories                                             11,013            59,176
                               Prepaid and other current assets                       143,477           (69,653)
                               Accounts payable                                        58,571            57,261
                               Accrued expenses and other current liabilities         128,092            93,215
                               Accrued payroll taxes                                   79,862                --
                               Purchase of equipment                                   (6,938)               --
                                                                                    ---------         ---------
NET CASH USED IN OPERATING ACTIVITIES                                                 (54,108)         (202,684)
                                                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
                     Cash overdraft                                                        --            81,428
                     (Repayment of ) proceeds from loans payable - shareholders       (15,222)          (11,150)
                     (Repayment of)  proceeds from bank line of credit                (90,389)          (27,261)
                     Proceeds from debt financing                                     150,000            25,000
                     Repayment of debt obligations                                         --           (46,333)
                     Proceeds from the sale of common stock                                --           181,000
                                                                                    ---------         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              44,389           202,684
                                                                                    ---------         ---------

NET INCREASE(DECREASE) IN CASH                                                         (9,719)               --

CASH AT BEGINNING OF YEAR                                                              24,692                --
                                                                                    ---------         ---------

CASH AT END OF PERIOD                                                               $  14,973         $      --
                                                                                    =========         =========


SUPPLEMENTAL CASH FLOW INFORMATION:
                     Cash paid during the period for:
                                         Interest                                   $  58,430         $  88,691
                                                                                    =========         =========
                                         Income taxes                               $       0         $       0
                                                                                    =========         =========
                     Non-cash flow and investing and financing activities:
                                         Conversion of debt to equity               $       0         $  42,868
                                                                                    =========         =========
                                         Common stock issued for assets acquired    $       0         $       0
                                                                                    =========         =========
                                         Common stock issued for future services                         18,903
                                                                                                      =========
                                         Accrued preferred stock dividend payable   $  76,470            75,892
                                                                                    =========         =========

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED NOVEMBER 30, 2002
                                   (unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operation results for the six months ended November 30, 2002 are not necessarily indicative of the result that may be expected for the year ended May 31, 2003. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 2002.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, including a net loss of $275,995 for the six months ended November 30, 2002, and has a negative working capital and shareholder deficiency as of November 30, 2002. The Company is also in default of its bank lines of credit and in arrears with paying payroll taxes. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2. LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the six months ended November 30, 2002 and 2001 diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive.

3. INVENTORIES

Inventories were determined based on the perpetual inventory system and consisted of the following:

                                  November 30, 2002
                                  -----------------

Raw Material & Packaging                  $ 107,781
Finished Goods                               37,490
                                  -----------------
                                          $ 145,271
                                  =================

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED NOVEMBER 30, 2002
                                   (unaudited)

(continued)

4. WRITE OFF OF FINANCE COSTS

During fiscal 2002, the Company recorded $160,000 of Deferred Expense related to a proposed sale-leaseback of its property. Effective October 23, 2002 the deal was terminated and these expenses were written off.

5. SUBSEQUENT EVENTS

In December 2002, Novex undertook a sale of substantially all of its assets through an auction process. As of this filing, a number of bids have been submitted to the company but none were deemed acceptable offers. On January 31, 2003, Novex entered into a licensing agreement with C.G.M., Inc., to market and distribute Novex's Por-Rok, Dash Patch and Sta-Dri products in exchange for a royalty payment of approximately 20% of the net invoice value to the customer.

In December 2002, a noteholder signed an agreement to forbear from pursuing any claims against claims against Novex to seek repayment of outstanding principal and interest due on promissory notes purchased from Novex. In consideration for signing the agreement, Novex agreed to pay the noteholder $50,000 on the additional condition that the noteholder tender to Novex for cancellation, 625,000 shares of Novex's $.001 par value common stock it is holding.