Form 10QSB
period 2003-02-28
NOVEX SYSTEMS INTERNATIONAL INC
filed 2003-04-23
CIK 945634

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
      _________.

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

The Company had 26,245,187 shares of its $.001 par value common stock and 1,758,839 shares of its $.001 par value preferred stock issued and outstanding on February 28, 2003.

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

                  Balance Sheet as of February 28, 2003 .....................F-1

                  Statements of Operations for the
                  nine months and three months ended February 28, 2003 and
                  February 28, 2002..........................................F-2

                  Statements of Cash Flows for the
                  nine months ended February 28, 2003 and
                  February 28, 2002..........................................F-3

                  Notes to Financial Statements .............................F-4

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................1

Item 3.  Controls and Procedures...............................................1

Part II  Other Information

Item 1.  Legal Proceedings.....................................................3

Item 2.  Changes in Securities.................................................3

Item 3.  Defaults Upon Senior Securities.......................................4

Item 4.  Submission of Matters to a Vote of Security Holders...................4

Item 5.  Other Information.....................................................4

Item 6.  Exhibits and Reports on Form 8-K......................................4

                                     PART I

                                                                        Page No.

Item 1.  Financial Information (Unaudited)

         Balance Sheet as of February 28, 2003 ..............................F-1

         Statements of Operations for the
         nine months and three months ended February 28, 2003 and
         February 28, 2002...................................................F-2

         Statements of Cash Flows for the
         nine months ended February 28, 2003 and
         February 28, 2002...................................................F-3

         Notes to Financial Statements ......................................F-4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-QSB. The Financial Statements for the nine month period ended February 28, 2003, included in this Form 10-QSB are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Nine months ending February 28, 2003 vs. February 28, 2002

      In the nine month period ended February 28, 2003, Novex had net sales of $971,246 versus $1,584,278 in the corresponding nine month period in 2002. The reduction in sales was attributable primarily to Novex's decision, effective February 1, 2003, to terminate its manufacturing business and license its trade names to a third-party that now pays Novex a royalty payment on sales of products using Novex's trade names. On February 1, 2003 and going forward Novex's gross revenue will no longer be derived from the sale of goods produced by Novex, but will consist of cash royalty payments that will no longer be offset by the cost to manufacture the goods.

      Notwithstanding these changes, cost of goods sold in this period was $671,771, which generated a gross margin of 31%, versus 42% in 2002. Much of the reduction in gross margin was attributable to Novex having to incur some manufacturing costs during the past three months to transition the compnay into a licensing enterprise, but it did not have the gross sales to offset these expenses. Novex incurred general and administrative costs of $704,006, which resulted in a loss from operations of $404,531 in this period. In this period, Novex incurred $230,957 in interest expense, and $94,537 in charges derived from the write-off of costs incurred in a transaction to sell the company's real estate. The write-off was for $160,000, but in the three month period, Novex recorded on offsetting credit for the over-accrual of expenses incurred in its litigation with Dime Bank.

      In the nine month period ending February 28, 2003, the company's operating loss before interest, taxes, depreciation and amortization (EBITDA) was $302,707 versus a loss of $16,052 in the same nine month period in 2002. Going forward, Novex anticipates that it could become profitable from its operations now that the company has eliminated all of its operating costs except for administration and sales support personnel, but would continue to experience losses due to the higher debt service charges that will continue to burden the company until this debt is retired or eliminated through a recapitalization. The decrease in gross sales during this period was due to a shift from a manufacturing entity to a licensing enterprise.

      On November 30, 2002, Novex had $381,808 in current assets which consisted primarily of royalty license receivable of $111,722 and accounts receivable of $240,272. The company's property, plant and equipment was $1,173,564 net of accumulated depreciation of $266,115 and goodwill of $591,696 net of accumulated amortization of $166,011. Although Novex is required to carry the value of its assets at the lower of cost or market value, during the period that Novex was evaluating the sale of its business its had received offers up to $1,100,000 to purchase all its intellectual property which is stated in the goodwill section of the company's balance sheet. Accordingly, Novex believes that his has an additional $508,305 in unstated value in its intellectual property, which if it could be recorded would increase its good will from $591,695 to $1,100,000.

Much along the same lines as the market value for Novex's intellectual property, Novex at the advice of its real estate broker has listed its real property for sale at the asking price of $1,450,000 and as of the date of this filing has a signed term sheet to sell the property for $1,380,000. Novex carries the real estate in the section Property, Plant and Equipment at the depreciated value of $770,829. Assuming the sale of the real property will close at the term sheet price, Novex will have a gain of $609,171. In addition to the term sheet that is outstanding, Novex has received a second offer for $1,350,000 and therefore believes that the best measure of value for its real property is in range of $1,380,000. Had Novex been allowed to value it assets at market value, its total assets would increase from $2,147,067 to $3,264,543.

Three months ending February 28, 2003 vs. February 28, 2002

      In the three month period ended February 28, 2003, Novex had net sales of $110,948 versus $404,722 in the corresponding three month period in 2002. The decrease in sales was attributable to Novex having converted from a manufacturing company to a licensing company. Had Novex shipped all the outstanding customer orders that it had at the time it terminating its operation it would have had sales of approximately $400,000 for the three month period. Cost of goods sold in this period was $72,605 which generated a gross margin of 35%, versus 37% in 2002. Going forward Novex will no longer record gross profitability, because its royalty revenue will not be offset by a cost to manufacture goods. Novex incurred general and administrative costs of $173,450, which will also be significantly lower in future period due to the company's termination of its manufacturing business. In this period the loss from operations was $135,107. Novex also incurred $73,914 in interest expense and had an offsetting credit of $65,547 against financing charges due to the anticipated reduction of legal fees that Novex will be required to pay its former lender. For the three month period the company's operating loss before interest, taxes, depreciation and amortization (EBITDA) was $101,153.

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

      Novex has closed its plant and terminated all its employee except for two persons that will continue to handle customers and accounting functions, respectively and Novex's president that will continue to be responsible for sales and marketing, interfacing with CGM and seeking additional acquisitions of businesses and product lines that would be compatible with the distribution channels that Novex's currently serves. Novex has listed for sale its real property located in Clifton, New Jersey at a price of $1,450,000. Novex had anticipating that the court that is overseeing the litigation with Novex's former bank, Dime Commercial Corp., will issue a final ruling on the matter by February 15, 2003, however due to a continuing dispute over the amount of legal fees that should be reimbursed to Dime the court has delayed its ruling. Dime is claiming that approximately $1,250,000 is owed to them and Novex has asked the court to rule that only $1,050,000 is due and owing. In either event, Novex believes that its real property will be sold for sufficient value to enable Novex to pay the full amount of the final judgment, which will terminate the litigation and enable Novex to focus on the development of its business.

Liquidity and Financial Resources at February 28, 2003

      As of November 30, 2002, Novex had $3,999,336 in current liabilities. Of this amount, $414,268 was the balance on Novex's secured revolving line of credit with Dime Commercial Corp. which was used to fund the Company's operations and a term loan of $704,667 outstanding with Dime and $1,061,000 in bridge loans outstanding to a shareholder and director. Novex has also received advances of $325,000 that were related to a proposed sale and leaseback transaction with its real property that was terminated in October, 2002. It had accounts payable of $586,279, unpaid tax obligations of $352,439 and a loan from a shareholder of $137,449. As of this filing, Novex has entered into a non-binding term sheet and is in contract negotiations to sell its real property for $1,380,000, and will use the proceeds to pay-off the debts owed to Dime and other liabilities.

      On December 21, 2000, Novex obtained from a private investor a six-month secured bridge loan in the amount of $600,000 ("Bridge Note") which has been extended by the investor to provide the company additional time to improve its sales and secure take-out financing on terms that are mutually beneficial to the company and the new investor(s). The Bridge Note holder owns approximately 4% of the company's common stock and is equally concerned with excessive dilution. The bridge loan bears interest at a rate of 10% per annum. In exchange for the bridge financing, Novex issued 600,000 shares of its common stock to the investor. The Bridge Note is secured by the same assets as, and is subordinated to, the Dime Note (discussed below). During the period February 21, 2001, through October 4, 2001, the same private investor made three additional bridge loans of $311,000 for which he received 286,000 shares of common stock as of November 30, 2001 and another 25,000 shares of common stock as of December 31, 2001. The terms of the additional bridge loans are identical to those of the original Bridge Note. He also made an equity investment of $50,000 on January 21, 2001 for which he received 625,000 shares of Novex' common stock. For agreeing to forbear from entering into the foreclosure lawsuit that was commenced against Novex by Dime, the bridge loan holder agree to forfeit 625,000 shares of common stock in exchange for a forbearance fee of $50,000, which was added to the principal amount of the notes outstanding.

      The current portion of the long-term debt consists of the $1,061,000 owed to the Bridge Note holder, the advance of $325,000 on the real estate transaction that was not completed and a three year term loan totaling $704,667 (originally $890,000) that was made by Dime Commercial Corp. to enable the Company to acquire the Por-Rok Unit (the "Dime Note"). The remaining portion of the purchase price for the Por-Rok Unit was paid with the Sherwin-Williams Note which has been converted into 1,390,388 preferred shares. Included in the current portion of long-term debt is a debenture payable for $125,000 that is past due as it matured on May 31, 1999. This $125,000 note is the remaining balance on a bridge loan of $250,000 that was purchased by a private equity fund managed by Quilcap Corporation. The Dime Note is secured by all the assets that are located at the Por-Rok operation at 16 Cherry Street, Clifton, New Jersey. These assets include the land (1.58 acres), the main manufacturing building and the two warehouses, including all the equipment in these buildings and all trademarks owned by Novex. In addition, the revolving line of credit that Novex has with Dime is secured by the accounts receivable generated at the Por-Rok unit and all inventory.

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

      Due in part from the collapse of the sale and leaseback transaction, the overdue maturity of its bank notes which matured on August 13, 2002 and Novex's inability to secure the capital needed to achieve the growth objectives in its business plan, the company's board of directors announced in a Form 8-KSB filing with the Securities and Exchange Commission in November 2002 that it had determined to sell Novex's business operation. It was anticipated that Novex would use the cash proceeds to pay off its debt obligations, retain any excess proceeds in the company and seek to merge its public entity with a privately-held operating business that could utilize Novex's $8 million net operating loss carryforward and its public status. To that end, in December, 2002, Novex undertook a sale of substantially all of its assets through an auction process. Although a number of bids were submitted to the company, none were acceptable as of the date of this filing. In the interim, on January 31, 2003, Novex entered into a licensing agreement with C.G.M., Inc. of Bensalem, Pennsylvania, to market and distribute Novex's Por-Rok, Dash Patch and Sta-Dri products in exchange for a royalty payment of approximately 20% of the net invoice value to the customer. (See Item 6 below.)

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

Item 3. Controls and Procedures

(A)   Evaluation of Disclosure Controls and Procedures

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Acting Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the President and Acting Treasurer concluded that the Company's disclosure controls and procedures are effective in timely alerting the Company to material information required to be included in the company's periodic SEC filings relating to the Company.

(B)   Changes in Internal Controls

      There were no significant changes in the Company's internal controls or in the other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

Part II Other Information

Item 1. Legal Proceedings

      In March, 2002, Dime Commercial Corp. Commenced a legal action against Novex to secure payment on the two outstanding notes and a separate action to seek foreclosure on the real property in an attempt to force the company to pay-off the notes in a reasonable time period. Since the filing of the actions, the court in the legal proceeding for payment on the notes provided Novex with injunctive relief whereby Novex could retain payments from customers on account and use a new bank account to fund its operations until the litigation is resolved. Dime has received a judgment in foreclosure against Novex's real property, which Novex currently has on the market for sale now that its production facility is no longer needed due to Novex having entered into a licensing agreement whereby all Novex`s products are produced by a third-party. In a separate action commenced by Dime to seek repayment of its notes through a foreclosure sale against Novex's non-real estate assets, the court has ruled in favor of Dime as to the amount of principal and interest owed by Novex, which Novex never disputed, but has not yet issued a final ruling on the total sum owed to Dime due to a dispute between the parties regarding Dime's claim for legal fees that Novex and the court believed were unreasonable and unnecessary. The court has admonished Dime on several occasions about its unreasonable and excessive approach to the litigation against Novex and has stated on the court record that it would not award Dime its full claim for legal fees when the court renders its final decision. In anticipation that Dime would receive a final award from the court that the two loans to Novex are due and outstanding Novex, through its president, has initiated discussions with representatives of the general counsel's office of the parent company of Dime Bank, Washington Mutual Inc., to address an orderly sale of Novex's real estate assets, the proceeds of which will be used primarily to pay the final judgment awarded to Dime and retire other outstanding debts. Based solely on the opinion of Novex's president, it appears that, Washington Mutual, would be receptive to allowing Novex to sell its real property, which is being actively marketed for sale at the asking price of $1,450,000, to pay Dime its final judgment that is estimated to be in the range of $1,150,000.

      Due to the termination of Novex's business, other vendors have commenced lawsuits against the company to seek repayment of outstanding obligations. Novex has submitted a detailed letter to all litigant's that it will begin to address other claims subsequent to the completion of litigation with Dime. Novex's is planning to continue its business under the licensing agreement and use excess cash from its royalty revenues to pay down debt, while it seeks to recapitalize the company in conjunction with a future merger or acquisition opportunity that may or may not be in the same industry. Novex pursues new business development opportunities on a continuous basis, but as of the date of this filing, it has not entered into any agreement to acquire a business, or merge with another entity.

Item 2. Changes in Securities. None

Item 3. Defaults Upon Senior Securities. See Item 1. above.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed as part of or incorporated by reference into this Report:

         Exhibit        Description
         -------        -----------
           99.1         Certification Pursuant to 18 U.S.C. Section 1350 as
                        Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002 (4)

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

Date: April 20, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Novex Systems International, Inc. ("the Company") on Form 10-QSB for the nine month period ended February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel W. Dowe, the President and Acting Treasurer of the Company, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, certify that:

      (A)   I have reviewed this quarterly report on Form 10-QSB of the Company;

      (B) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      (C) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      (D) As the registrant's certifying officer I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

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

      (E) As the registrant's certifying officer, I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (F) As the registrant's certifying officer, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                       By: /s/ Daniel W. Dowe
                                           -------------------------------------
                                           Daniel W. Dowe
                                           President and Chief Executive Officer

                                       Date: April 20, 2003

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                                  BALANCE SHEET
                                February 28, 2003

                                     ASSETS

CURRENT ASSETS:
    Accounts receivable, net of allowance for doubtful
        accounts of $77,338                                                     $    240,272
    Royalty/Licensee receivable                                                      111,722
    Prepaid expenses                                                                  29,814
                                                                                ------------

         Total Current Assets                                                        381,808

PROPERTY, PLANT AND EQUIPMENT -at cost, net                                        1,173,564

GOODWILL - at cost, net                                                              591,695
                                                                                ------------

                                                                                $  2,147,067
                                                                                ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Cash overdraft                                                              $     13,804
    Current portion of long term debt                                              2,090,667
    Bank line of credit                                                              414,018
    Accounts payable                                                                 566,279
    Loans payable - shareholder                                                      137,449
    Accrued expenses and other current liabilities                                   299,678
    Accrued payroll taxes                                                            352,439
    Notes Payable                                                                    125,001
                                                                                ------------

         Total Current Liabilities                                                 3,999,335
                                                                                ------------

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS' DEFICIENCY:
    Preferred stock - $0.001 par value, 10,000,000 shares authorized,
       1,758,839 shares issued and outstanding (liquidation value $1,758,839)      1,758,839
    Common stock - $0.001 par value, 50,000,000 shares authorized
       26,245,187 shares issued and outstanding                                       26,245
    Additional paid-in capital                                                     6,413,267
    Accumulated deficit                                                          (10,050,619)
                                                                                ------------

          Total shareholders' deficiency                                          (1,852,269)
                                                                                ------------

                                                                                $  2,147,067
                                                                                ============

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS

                                                      Three Months Ended February 28,     Nine Months Ended February 28,
                                                           2003            2002                2003            2002
                                                           ----            ----                ----            ----

                                                        (Unaudited)     (Unaudited)         (Unaudited)     (Unaudited)
NET SALES                                              $    110,948    $    404,722        $    971,246    $  1,584,276
COST OF GOODS SOLD                                           72,605         254,305             671,771         924,229
                                                       ------------    ------------        ------------    ------------
GROSS PROFIT                                                 38,343         150,417             299,475         660,047

SELLING, GENERAL AND ADMINISTRATIVE                         173,450         190,813             704,006         781,109
                                                       ------------    ------------        ------------    ------------

LOSS FROM OPERATIONS                                       (135,107)        (40,396)           (404,531)       (121,062)
                                                       ------------    ------------        ------------    ------------

OTHER INCOME( EXPENSES):
    Interest expense                                        114,539         (63,491)           (271,582)       (190,146)
    Amortization or debt discount                                 0          (3,941)                  0         (41,957)
    Write off of costs related to financing                 (65,547)              0             (94,537)              0
   (Loss) gain on change in valuation of put warrant              0           6,310                   0          19,177
                                                       ------------    ------------        ------------    ------------
        OTHER EXPENSES, net                                  48,992         (61,122)           (366,119)       (212,926)
                                                       ------------    ------------        ------------    ------------

LOSS FROM OPERATIONS                                       (184,099)       (101,518)           (770,850)       (333,988)

Less: Preferred stock dividend                               38,235          38,235             114,705         114,489
                                                       ------------    ------------        ------------    ------------

NET LOSS TO COMMON SHAREHOLDERS                        $   (222,334)   $   (139,753)       $   (885,355)   $   (448,477)
                                                       ============    ============        ============    ============

TOTAL LOSS PER COMMON SHARE, basic and diluted         $      (0.01)   $      (0.01)       $      (0.01)   $      (0.02)
                                                       ============    ============        ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING, basic and diluted                26,557,687      26,523,667          26,713,937      25,873,899
                                                       ============    ============        ============    ============

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                  Nine Months Ended February 28,
                                                                                  ------------------------------
                                                                                        2003         2002
                                                                                        ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                               (Unaudited)  (Unaudited)
            Net loss                                                                 $(770,650)   $(333,988)
            Adjustments to reconcile net loss to net cash
                      used in operating activities:
                                 Provision for bad debts                                    --       32,153
                                 Depreciation and amortization                         101,824      105,010
                                 Loss (gain) on change in valuation of put warrant          --      (19,177)
                                 Common stock issued for services                           --       24,753
                                 Amortization of debt discount                              --       41,957
            Changes in assets and liabilities, net of the effect from
                      acquisition:
                                 Accounts receivable                                   145,946     (410,044)
                                 Royalty/Licensee receivable                          (111,722)
                                 Inventories                                           156,284       43,220
                                 Prepaid and other current assets                      113,663      (92,289)
                                 Accounts payable                                      184,919      (64,531)
                                 Accrued expenses and other current liabilities         65,307      139,123
                                 Accrued payroll taxes                                 118,458           --
                                 Purchase of equipment                                  (6,938)          --
                                                                                     ---------
NET CASH USED IN OPERATING ACTIVITIES                                                   (2,909)    (533,813)
                                                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
                      Cash overdraft                                                    13,804      121,251
                      (Repayment of) proceeds from loans payable - shareholders        (15,222)      57,898
                      (Repayment of) proceeds from bank line of credit                (135,928)     118,164
                      Proceeds from debt financing                                     125,001           --
                      Repayment of debt obligations                                         --      (69,500)
                      Proceeds from notes payable                                           --      125,000
                      Proceeds from the sale of common stock & options                      --      181,000
                      Repurchase of common stock                                        (9,375)          --
                                                                                     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              (21,720)     533,813
                                                                                     ---------    ---------

NET INCREASE(DECREASE) IN CASH                                                         (24,629)          --

CASH AT BEGINNING OF YEAR                                                               24,629           --
                                                                                     ---------

CASH AT END OF PERIOD                                                                $      --    $      --
                                                                                     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
                      Cash paid during the period for:
                                           Interest                                  $ 230,957    $ 127,608
                                                                                     =========
                                           Income taxes                              $       0    $       0
                                                                                     =========
                      Non-cash flow and investing and financing activities:
                                           Conversion of debt to equity              $  22,364    $  42,868
                                                                                     =========
                                           Common stock issued for assets acquired   $       0    $       0
                                                                                     =========
                                           Common stock issued for future services                   18,903
                                           Preferred stock dividend                  $ 114,705      114,489

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED FEBRUARY 28, 2003
                                   (UNAUDITED)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Note 1. Basis of Presentation

      The accompanying unaudited condensed financial statements of Novex Systems International, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for expected for the nine months ended February 28, 2003 are not necessarily indicative of the results that may be expected for the year ending May 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2002. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, including a net loss to common shareholders of $885,355 for the nine months ended February 28, 2003, and has a negative working capital and shareholder deficiency as of February 28, 2003. The Company is also in default of its bank lines of credit and in arrears with paying payroll taxes. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3. WRITE OFF OF FINANCE COSTS

During fiscal 2002, the Company recorded $160,000 of Deferred Expense related to a proposed sale-leaseback of its property. Effective October 23, 2002 the deal was terminated and these expenses were written off.

Note 4. SALE OF ASSETS

In December 2002, Novex undertook a sale of substantially all of its assets through an auction process. As of this filing, a number of bids have been submitted to the company but none were deemed acceptable offers.

On January 31, 2003, Novex entered into a licensing agreement, until December 2004, with C.G.M., Inc. of Ben Salem, Pennsylvania to market and distribute Novex's Por-Rok, Dash Patch and Sta-Dri products in exchange for monthly royalty payments ranging from 15% to 25% of the net invoice value to the customer. In addition the Licensee shall purchase at cost the inventory on hand from the Company payable in three installments through March 15, 2003. The Licensee has the right to terminate the agreement within 180 days from the commencement date of the agreement. In the event the Licensee elects to terminate this licensing agreement, the Company shall be obligated to purchase all inventory that cannot be used by the License due to the termination of the licensing agreement. Licensor reserves the right to terminate the licensing agreement for the following reasons; failure to ship a minimum of $375,000 of merchandise in two consecutive quarters, Licensee having become subject to a 50% change in control, Licensee becoming subject to involuntary or voluntary bankruptcy.

Note 5. DEBT and EQUITY TRANSACTIONS

In September 2002, the Dime Bank put option agreement expired. The remaining recorded value of such put option liability of $22,364 was reclassed to additional paid in capital.

In December 2002, a noteholder signed an agreement to forbear from pursuing any claims against Novex to seek repayment of outstanding principal and interest due on promissory notes purchased from Novex. In consideration for signing the agreement, Novex agreed to pay the noteholder $50,000 on the additional condition that the noteholder tender to Novex for cancellation, 625,000 shares of Novex's $.001 par value common stock it is holding. The $50,000 payment was allocated $40,625 to interest expense and $9,375 to the repurchase of the common stock.

Note 6. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, "Business Combination", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. It also requires that the Company recognize acquired intangible assets apart from goodwill. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost, which will be effective for financial statements issued for fiscal years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which basically further clarifies SFAS No. 121 and methods of quantifying potential impairments or disposal of assets as well as the related reporting of such impairments or disposals.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This SFAS applies to costs associated with an "exit activity" that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. These costs include, but are not limited to the following: termination benefits associated with involuntary terminations, terminating contracts that are not capital leases and costs to consolidate facilities or relocate employees. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged.

During 2002, the FASB issued SFAS No. 145, 147 and 148, which were merely amendments to existing SFAS's or other accounting pronouncements.

The adoption of SFAS No. 141, SFAS No. 142, SFAS No. 143, SFAS No. 144 and SFAS No. 146 is not expected to have a material effect on the Company's financial position, results of operations and cash flows