Form 10KSB
period 2003-05-31
NOVEX SYSTEMS INTERNATIONAL INC
filed 2003-10-14
CIK 945634

FORM 10-KSB

                                  UNITED STATE
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2003.

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

Based on the closing sale price of $.01 on May 31, 2003, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $250,000. The company had 26,245,187 shares of its $.001 par value common stock and 1,390,388 shares of its $.001 par value preferred stock issued and outstanding on May 31, 2003. Effective September 3, 2003 all preferred shares were canceled and 1,000,000 shares of common stock were canceled.

                       DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K                                      Incorporated Document

None

                        NOVEX SYSTEMS INTERNATIONAL, INC.

                                Table of Contents

                                                                        Page No.
                                                                        --------

Part I

Item 1.    Business and Risk Factors                                        1

Item 2.    Properties                                                      11

Item 3.    Legal Proceedings                                               11

Item 4.    Submission of Matters to a Vote of Security                     12
           Holders

Part II

Item 5.    Market for Registrant's Common Equity and Related               12
           Stockholder Matters

Item 6.    Selected Financial Data                                         13

Item 7.    Management's Discussion and Analysis of Financial Condition     14
           and Results of Operations

Item 8.    Financial Statements and Supplementary Data                     17

Item 9.    Changes in and Disagreements with Accountants on                18
           Accounting and Financial Disclosure

Part III

Item 10.   Directors and Executive Officers of the Registrant              18

Item 11.   Executive Compensation                                          19

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                                      20

Item 13.   Certain Relationships and Related Transactions                  22

Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K                                                        23

                                     PART I

Item 1. Business and Risk Factors

Novex Systems International, Inc. (hereinafter "Novex") will be subject to numerous and substantial economic, operational and other risks which should be carefully evaluated. For a more detailed discussion of the risk factors involved in the investment being offered in this offering, see the following Risk Factors.

                                  RISK FACTORS

Novex evolved from the development stage in mid-1998 and any evaluation of the Company and its business should only be made after having given careful consideration to the following risk factors, in addition to those appearing elsewhere in this Form 10-KSB

Novex has had losses and may not be able to achieve profitability. Novex has recorded net losses for each year of operation. In addition, a significant portion of Novex's assets are attributable to goodwill. Management will periodically review the recoverability of goodwill to determine if it has been impaired. Events that may cause an impairment would be Novex's future intentions regarding its operations and the operations forecasted undiscounted cash flows. Any reduction in the value of goodwill would be to the extent that the present value of the expected future cash flows are less than the carrying amount of goodwill. This analysis may result in a complete or partial write-off or acceleration of the amortization period. A write-down of part or all of the goodwill will negatively impact Novex's operating results. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Consolidated Financial Statements and Notes."

If Novex cannot reach a final settlement agreement with its former bank it will have to file a voluntary petition for bankruptcy to protect the ownership of its intellectual property from a judgment. Novex's former bank, Dime Commercial Corp., (hereinafter "Dime") has secured a judgment in April, 2003 for $1,336,000 and it has taken actions to satisfy this judgment. As part of a resolution of the litigation, Novex conveyed ownership of its former manufacturing facility to Dime, including all equipment located at the property. Novex believes that the fair market value of these assets, at the very least, exceeds the judgmen and therefore Dime shall have no further right to execute the judgment against Novex's remaining assets which are the intangible assets it owns and needs to own to continue the licensing arrangement it entered in February, 2003 (hereinafter "Licensing Agreement" as defined below). While Dime and Novex have entered into a written agreement prohibiting Dime from executing its judgment against Novex's intangible assets as of this filing, unless the parties reach a final settlement agreement or extend the stay of execution Novex will be forced to file a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code to protect its intangible assets from an execution of the judgment. See "Business", "Management's Discussion and Analysis of Condition and Results of Operations" and "Financial Statements and Notes."

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

Novex has only one executive officer who performs multiple functions and may not be able to handle all financial and executive responsibilities required. Novex relies considerably on the services of its president and chief executive officer, who is the company's only executive officer and is now handling all sales and marketing functions in conjunction with Novex's licensee. On February 1, 2003, Novex entered into an exclusive licensing deal with CGM, Inc., a privately-held manufacturer and marketer of building materials (hereinafter "Licensee") whereby all products sold under the trade names owned by Novex are produced and shipped by CGM and a royalty is paid to Novex ("Licensing Agreement"). To the extent that the services of Novex's current president become unavailable, it would be very difficult to attract or retain personnel who would be able to adequately perform the functions currently performed by Novex's president, which would impair the company's ability to continue its operations until a replacement is hired. See "Management".

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

                                    BUSINESS

      a.    General Business Development

      Novex is a corporation formed under the laws of New York and has its principal place of business and executive offices located at 16 Cherry Street, Clifton, New Jersey 07014, telephone 973- 777-2307.

      Pursuant to the Licensing Agreement (defined above) Novex's currently operates as a licensing entity that collects monthly royalty payments from its Licensee that are derived from sales of building materials that bear Novex's trade names. The royalties are paid monthly by the Licensee based on sales of goods made one month from the payment date. For instance, the royalty for sales of goods in August will be paid on October 1st. The royalty agreement provides for a fixed licensing fee for each account. Novex continues to provide marketing and sales support to the Licensee.

      In addition, management believes that Novex's publicly-traded status and its net operating loss carryforward would be attractive to a privately-held company that is interested in becoming public by way of a reverse merger into an existing public company. Novex periodically reviews unsolicited requests to merge with an operating company and its president actively seeks potential businesses that would merit a merger with Novex to utilize its public-status.

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

      Novex also had a wholly-owned operating subsidiary, Novex Systems International, Ltd. (formerly known as Novacrete Technology (Canada) Inc.), which is a company registered under the laws of the Province of Ontario, Canada and is located at 2525 Tedlo Street, Unit B, Mississauga, Ontario L5A 4A8, telephone 905-566-0716 ("Novex Canada"). The operations of Novex Canada were discontinued in October, 2001 and the entity is now dormant.

      In September 1998, Novex's wholly-owned subsidiary, Novex Canada purchased all of the issued and outstanding common stock of ARM PRO Inc. ("ARM PRO"), located in Ontario, Canada. The funds used to purchase ARM PRO were derived from Novex's sale of a 9% $800,000 (U.S.) debenture due to mature on September 4, 2000 and which included a warrant to purchase 1,500,000 shares of Novex's common stock at an exercise price of $.45 per share. The warrant expired on September 4, 2000. Since 1986, ARM PRO has manufactured and marketed the trademarked FIBERFORCE line of polypropylene fibers. Polypropylene fibers are blended into cementitious products to provide secondary reinforcement and reduce cracking. Novex Canada was discontinued after it had sold its fiber manufacturing business to Interstar Admixture Co. and its cement product operation to QEP/Roberts, Ltd. Novex retained the exclusive right to the Fiberforce brand name for use in the consumer sector for building materials.

      On August 13, 1999, Novex acquired the Allied Composition/Por-Rok business unit from The Sherwin-Williams Company ("Por-Rok"). Por-Rok manufactures a well-known line of grouting and concrete patching products that are distributed nationally. The purchase price for the Por-Rok acquisition was $2.1 million and was paid for in part from the funds derived from a secured term loan from Dime Commercial Corp. in the amount of $890,000. In exchange for the line of credit from Dime, Novex was required to issue to Dime a warrant to purchase 233,365 shares of Novex's common stock, which expired unexercised on August 13, 2002. The balance of the purchase price was provided by The Sherwin-Williams Company in exchange for which Novex issued a 10% secured promissory note in the amount of $1.3 million and 1 million shares of Novex's common stock.

      On August 7, 2000, Novex and The Sherwin-Williams Company entered into an agreement whereby, Sherwin-Williams agreed to convert the entire principal amount of its outstanding note having a face value of $1,281,351, plus all accrued and outstanding interest of $109,037 into 1,390,388 shares of Series A Redeemable Convertible Preferred Stock ("Preferred Stock"). The Series A Redeemable Preferred Stock pays an annual dividend of 139,038 shares of Preferred Stock for two consecutive years and if the Preferred Stock is not redeemed prior to August 7, 2002, an additional 208,558 shares of Preferred Stock shall be issued to Sherwin-Williams. If on August 7, 2002, any of the Preferred Stock that has not been redeemed shall be converted into common stock at a rate equal to 85% of the Novex' average closing trading price for Novex' $.001 par value common stock for twenty consecutive trading days prior to August 7, 2002. On September 3, 2003 Sherwin-Williams tendered certificates representing all shares of preferred and common stock that it owned for cancellation. See Subsequent Events.

      On August 1, 2000, Novex acquired substantially all of the assets of the The Sta-Dri Company located in Odenton, Maryland ("Sta-Dri"). Sta-Dri manufactured a well-known line of waterproofing and building material products that have been in existence for over 40 years. Upon purchasing the Sta- Dri assets, Novex relocated the manufacturing processes, marketing and administration of the Sta-Dri products into its Clifton, New Jersey facility. The purchase price for the Sta-Dri acquisition was 1,000,000 shares of Novex' common stock that was valued at $137,000 based on the average trading price three days before and after the date the acquisition was agreed to and announced, which was August 1, 2000. As of August 1, 2001 and until August 1, 2002, Novex will had to pay an additional $6,000 each month in the aggregate to the Sta-Dri shareholders in the event that the common stock of the Company has not traded above $1.00 per share for twenty consecutive trading days prior to August 1, 2001. If and when Novex common stock shall trade in excess of $1.00 per share for twenty consecutive trading days the $6,000 monthly obligation shall terminate. Sta-Dri shareholders have received a judgment against Novex in the amount of $95,000 for unpaid royalties that stemmed from Novex's cash flow problems and its litigation with Dime.

      b. Financial Information About Industry Segments

      All assets, revenues and operating expenses are dedicated to one business segment -- the marketing of building materials. Accordingly, Novex accounts for its business operations within one industry, i.e. the building materials industry.

      Based upon its current operations and its operating activity for the past three fiscal years, Novex believes that its financial information is adequately presented in its audited financial statements and is cross-referenced in this Form 10-KSB to Novex's consolidated balance sheet and consolidated statement of operations appearing on pages F-3 and F-4, respectively.

      c.    Subsequent Events

      On July 17, 2003, Novex conveyed ownership of its real property and industrial equipment located at its real property to its Dime. With this transfer of assets, Novex believes it has satisfied the judgment Dime has for $1,336,000. Dime has not agreed with this position, but has agreed to stay any execution of the judgment against Novex's intangible assets until October 15, 2003 to enable the parties to work toward a final settlement of all litigation. In the event the parties cannot settle the litigation and Dime refuses to extend the stay of execution Novex will need to file a petition in bankruptcy to protect its intangible assets from being executed upon.

      On September 3, 2003, Sherwin-Williams surrendered all its Preferred Stock and the 1,000,000 shares of common stock it owned to Novex for cancellation.

      d.    Novex's Current Business Operation

      Novex is engaged in the business of marketing premium building product materials through the Licensing Agreement. The first line of products are pre-packaged concrete repair and floor resurfacing products that are marketed to contractors directly and also to distributors of building material products under the tradenames Por-Rok and Dash Patch. The second line of products are masonry waterproofing products also marketed to contractors and distributors of building materials and paint products under the brand name Sta-Dri. The third line of products is a line of polypropylene concrete reinforcing fibers that are sold under the Fiberforce trade name. (See Description of Products).

      Novex currently has its executive offices at 16 Cherry Street, Clifton, New Jersey 07014.

      e.    How Novex Markets Its Products

      Novex markets all its products in conjunction with the sales and marketing staff of its Licensee. Most of these efforts involve direct contact with existing and new customers and periodic incentive based promotions to attract new sales.

      f.    Description of Novex' Products

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

      g.    Novex's Competitors

      The principal methods of competition in our industry are price, service and the reliability of the product as demonstrated by performance. Each product offered by Novex currently has been on the market for at least 10 years and in some cases over 50 years. Because the products have been used for so long, they have achieved a level of market acceptance. It is very unlikely that someone would claim that Novex's Por-Rok, Sta-Dri or Fiberforce products don't work inasmuch as customers have been using them for years. Novex's prices are competitive with other like products and it does not aim to be the lowest nor the highest price on the market, but to be competitive. When it comes to competing with major manufacturers, Novex cannot offer the full range of products that they can so consequently it cannot offer volume price discounts to the extent larger competitors can. To remain competitive, Novex aims to provide customers with exceptional service and very favorable pricing and payment terms with respect to the product currently in our line.

      As of the filing of this annual report, Novex competes with several other companies nationwide that manufacture and distribute construction products that are substantially similar to those manufactured and distributed by Novex. Until Novex can effect its business strategy, which will eliminate some competition, at least in certain markets, Novex believes the following companies will be its primary competitors.

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

Por-Rok                                (Same as above)
Aqua Plug &
Sta-Dri Waterstop

Por-Rok                                (Same as above)
Concrete Patch &
Sta-Dri Concrete Patch

Por-Rok                                Mapei
Halco Grout                            Tamms

Por-Rok                                Mascrete
Lev-L-Astic                            Tamms
                                       Dependable
                                       Mapei
                                       Dap

Por-Rok                                Dependable
Dash Patch &                           Mascrete
Super Dash Patch                       Tamms
                                       Armstrong
                                       QEP/Roberts

Por-Rok Dash Flow                      Ardex
                                       Dependable
                                       Dayton-Richmond

Sta-Dri Waterproofing Paint (Powder)   Thoro
                                       UGL
                                       Quikcrete

Sta-Dri Waterproofing Paint (Latex)    Thoro
                                       UGL
                                       Quikcrete

Sta-Dri Waterproofing Paint (Oil)      Thoro
                                       UGL
                                       Quikcrete

Sta-Dri Sealer                         Thompson

Link All Purpose Sealer                Thoro
                                       Quikcrete

Fiberforce Products              Columbian Fiber

      Some of Novex's competitors may be better capitalized, better financed, more established and more experienced than Novex and may offer products at lower prices or with greater sales incentives to its customers than Novex. Should Novex be unable to compete effectively, Novex's results of operations and financial position would be materially and adversely affected.

      h.    Seasonality

      Most of Novex's products are used in the maintenance of existing structures and have interior and exterior applications. Even in winter months a significant portion of construction and building maintenance continues, especially on interior projects where the company's products are used most. Although the high points of the construction season tends to be the busier period for sales, Novex does experience stable sales in the winter months.

      i.    Customer Dependence

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

      j.    Raw Materials

      The raw materials used in manufacturing products using Novex's tradenames are readily available in the United States and Canada. The raw materials are purchased on an as needed basis and at market prices at the time of purchase. Novex does not anticipate that the prices and supplies of the raw materials will fluctuate substantially since the majority of the raw materials are commodity items such as sands and cement.

      k.    Intellectual Property Rights

      Novex received a certificate of registration for the use of the trademark "Novacrete" from the Canadian Intellectual Property Office on June 15, 1997. The Certificate remains in effect until June 5, 2012 and can be renewed by Novex. On March 3, 1998, Novex received a Certificate of Trademark Registration No. 2,140,062 to use the trademark "Novacrete" in the United States. The term of the U.S. trademark registration is for ten years. With Novex's acquisitions of Por-Rok in August 1999 and Sta- Dri in August 2000, Novex acquired the registered trade names for all Por-Rok, Dash Patch and Sta-Dri products currently being produced.

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

      l.    Novex's Working Capital Requirements To Operate Its Business

      For the fiscal year ended May 31, 2003, Novex experienced substantially less fluctuations in its working capital requirements to finance its operations due to it having entered into the Licensing Agreement Novex currently requires approximately $20,000 to cover its fixed operating expenses before interest charges and it has no variable expenses.

      m.    No Backlog Orders

      As of May 31, 2003, Novex did not have any backlog orders on account of its new business operation as a licensing company .

      n.    Government Contracts

      Novex does not have any material contracts with the Government or any government agency and therefore does not have any exposure to these types of agreements.

      o. Financial Information About Foreign and Domestic Operations and Export Sales.

      Novex exports a small percentage of its annual sales to customers located outside of the United States. Whenever goods are sold outside of the United States the invoice is either paid in full prior to the shipment, or the goods are released upon confirmation of an irrevocable letter of credit. (See Note 16 Segment Information of Consolidated Financial Statements.)

      p.    Novex's Research and Development Activities

      Novex currently markets products that have been widely accepted in the marketplace for building materials in both the commercial and consumer channels. Novex is not actively seeking to develop new innovative products, but to capitalize on sales of its existing products.

      q.    Environmental Compliance

      Novex does not manufacture its products nor does it use raw materials in its products that are deemed to be subject to rules or regulations relating to the discharge of certain materials into the environment. With the conveyance of its real property to Dime on July 17, 2003, Novex no longer has any exposure to environmental claims on the property, although in its best judgment it does not believe there are any environmental liabilities at the property.

      r.    Novex's Future Operations

      Novex's plan to combine its Licensee's sales and marketing staff with its own efforts to increase sales of products sold under Novex's tradenames and consequently its monthly royalty payments. Novex will also continue to assess the prospects of merging with an operating business to better utilize Novex's publicly-traded status.

      s.    Number of Employees

      As of May 31, 2003, Novex, on a consolidated basis, employed three (3) full-time employees.

Item 2. Properties.

      In November, 1999 Novex's principal executive offices were moved from 67 Wall Street, Suite 2001, New York, New York 10005, 212-825-9292 to 16 Cherry Street, Clifton, New Jersey 07014 973- 777-2307, which is the location of the offices and manufacturing operation that Novex acquired from The Sherwin-Williams Company in August 1999. This facility was conveyed to Dime on July 17, 2003 in satisfaction of a judgment Dime has received for unpaid. See, Subsequent Events, Legal Proceedings.

      Until October, 2000, Novex's subsidiary, Novex Canada operated from a facility housing its executive offices and a 12,500 square foot manufacturing facility located at 2525 Tedlo Street, Unit B, Mississauga, Ontario, Canada L5A 4A8, 905-566-0716. This facility was closed in October 2000 upon the sale of the Fiberforce business.

Item 3. Legal Proceedings

      In March, 2002, Dime commenced an action in foreclosure and a separate lawsuit to seeking payment on the two notes it issued to Novex. In April, 2003, Dime was awarded a judgment of $1,336,000 and on July 17, 2003 it took title to Novex former real property and equipment. Novex believes the fair market value of these assets exceeds the amount of the judgment and it is therefore satisfied. Dime has extended its stay of execution of judgment until October 14, 2003 on consent with Novex to enable it to assess a final settlement offer made by Novex. Dime Commercial corp. v. Novex Systems International, Inc., Superior Court of New Jersey, Docket No. PAS-L-1577-2.

      The former shareholders of the Sta-Dri company filed a lawsuit for unpaid royalty payments and received a judgment in the amount of $95,000.

      Other trade creditors have commenced lawsuits against Novex to secure payment on unsecured claims, however none of these judgment can be satisfied against Novex assets due to there being a properly perfected security interest in place with a financial creditor that is willing to work with the company.

      On August 12, 1997, a shareholder who was once a director and officer of Novex ("the Plaintiff") commenced an action against Novex and its former president, Mr. A. Roy Macmillan, to enjoin Novex from taking any action that would restrict the sale of up to 300,000 shares of common stock that he allegedly owns and for the costs he will incur to conduct the lawsuit. He has not asked for, nor does Novex expect him to ask for, damages. The Plaintiff has since named Novex's current president, Mr. Dowe, in the lawsuit. The Plaintiff has no other affiliation with Novex other than for being a shareholder and the matter has been dormant for three years. Mel Greenspoon vs. Stratford Acquisition Corporation, et. al., Ontario Court (General Division), Index No. 97-CV-126814.

Item 4. Submission of Matters to a Vote of Security Holders

      During the fiscal year ended May 31, 2003, there were no proposals submitted to a vote of the shareholders.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Novex's common stock, $.001 par value, is traded on the Over-the-Counter ("OTC") Bulletin Board operated by the National Association of Securities Dealers under the ticker symbol "HARD". The table below presents the high and low closing bid prices for each of the quarters of the fiscal years ending May 31, 2003 and May 31, 2002, respectively. The quotations reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. Novex's common stock became actively traded in July, 1995. On May 31, 2003, the closing bid price was $.01. Novex has never paid a cash dividend and does not expect to change its dividend policy in the foreseeable future.

                     Quarterly Common Stock Bid Price Ranges

      Quarter          High          Low         Last Day of Quarter
      -------          ----          ---         -------------------
      1st              $.01          $.01        August 31, 2002
      2nd              $.01          $.01        November 30, 2002
      3rd              $.01          $.01        February 28, 2003
      4th              $.01          $.01        May 31, 2003

      Quarter          High          Low         Last Day of Quarter
      -------          ----          ---         -------------------
      1st              $.32          $.31        August 31, 2001
      2nd              $.19          $.17        November 30, 2001
      3rd              $.25          $.15        February 28, 2002
      4th              $.28          $.14        May 31, 2002

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

Item 6. Selected Financial Data

      The following selected historical consolidated statement of operations for the three years ended May 31, 2003, 2002 and 2001and balance sheet as of May 31, 2003 and 2002 have been derived from the consolidated financial statements of Novex that are included elsewhere in this Form 10-KSB and that have been audited by Radin & Glass, P.C. (except as noted below) whose reports with respect to the consolidated financial statements are also included elsewhere in this Prospectus. This information should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements appearing elsewhere in this Form 10-KSB and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                        Years  Ended May 31
                                                         -----------------------------------------------
                                                             2001              2002              2003
                                                         -----------       -----------       -----------
                                                         (unaudited)
STATEMENT OF OPERATIONS
    DATA:
Net Sales .........................................      $ 2,007,562       $ 1,866,914       $ 1,046,808
Gross Profit ......................................          616,864           672,313           341,773
Net Loss ..........................................       (1,496,819)       (1,103,360)       (1,566,687)

Net Loss  Per Common Share ........................      $      (.06)      $      (.04)      $      (.06)

BALANCE SHEET DATA:
Working Capital Deficit ...........................      $(2,430,940)      $(2,954,752)      $(4,007,260)
Goodwill, net .....................................          678,236           628,784           591,694
Total Assets ......................................        2,533,121         2,570,791         1,430,326
Long Term Debt ....................................               -0-               -0-               -0-
Stockholders' Deficiency ..........................         (550,808)       (1,094,569)       (2,648,267)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year ended May 31, 2003 (Fiscal 2003) as compared to May 31, 2002 (Fiscal 2002)

      While net sales for the year ending May 31, 2003 were $1,046,673 net sales for the same period ended May 31, 2002, were $1,866,914. The decrease in sales was attributable principally to the Company's new business operation being a licensing company versus a manufacturer. Prior to entering into the Licensing Agreement Novex would record revenues based on the invoice value of goods sold. From February 1, 2003 through May 31, 2003, Novex records revenue based on the royalty payments, which are a percentage of the invoice value of goods sold and, therefore, net sales are now much lower than the invoice value of goods sold. However, Novex has eliminated a substantial amount of its fixed and variable expenses by terminating its manufacturing expenses.

      Novex achieved a gross margin of 33% for the year ending May 31, 2003. Due to the change in the manner in which Novex conducts its business it is not relevant to compare the gross margin achieved in Fiscal Year 2003 with prior fiscal periods years that consisted of twelve full months of manufacturing activity. In Fiscal 2003, Novex had operated a manufacturing business for eight months and a licensing business for four months.

      For the year ending May 31, 2003, the Company generated a loss of $1,566,687. Included in this loss was a one-time charge of $643,005 for the closing of the Novex's manufacturing operation and $410,409 in finance charges. Novex also recorded non-cash expenses for depreciation and amortization of $105,393. Based solely on its business operations, Novex generated a loss before interest, taxes depreciation, amortization and the one-time write-off from the discontinuation of its manufacturing operations of $407,880.

      Since the commencement of the Licensing Agreement, Novex generated $110,558 of royalty fees. On a monthly basis, Novex now incurs approximately $20,000 in selling, general and administrative expenses expense.

      As of May 31, 2003, the Company had $71,333 in current assets, which consisted principally of accounts receivable of $15,138 and royalty receivables of $53,030, with the remaining balance in cash. The Company's net property, plant and equipment totaled $767,299 and it has goodwill of $591,694 which is attributable to the two acquisitions that the Company completed in 1999 and 2000.

Year ended May 31, 2002 (Fiscal 2002) as compared to May 31, 2001 (Fiscal 2001)

      While net sales for the year ending May 31, 2002 were $1,866,914 while net sales for the same period ended May 31, 2001 were $2,007,705. The decrease in sales was attributable principally to Novex's inability to ship orders on a more timely basis due to cash constraints and the overall slowness of the economy.

      Novex only achieved a gross margin of 36% for the year ending May 31, 2002. The increase in gross margin during this period was attributable primarily to the discontinuation of certain lower margin products and some products that were associated with Novex's Canadian operation.

      For the year ending May 31, 2002, the Company generated a loss from operations of $661,088.

      As of May 31, 2002, the Company had $710,608 in current assets, which consisted principally of accounts receivable of $386,218 and inventory of $156,284. The Company's net property, plant and equipment totaled $1,231,399 and goodwill of $628,784 which is attributable to the three acquisitions that the Company completed in 1998, 1999 and 2000.

Liquidity and Financial Resources

      As of May 31, 2003, the Company had $4,078,592 in current liabilities, which includes loans (including interest) that are now due totaling $3,334,114, a term loan of $704,667 and a revolving line of credit of $414,018 with Dime Commercial Corp. which is used to fund the Company's operations. It had accounts payable of $960,000 and accrued expenses of $32,000.

      Of the loans due in the amount $3,334,114, approximately $1,336,000 was satisfied on July 17, 2003 when Novex conveyed ownership of its real property and equipment to Dime. Four of Novex's shareholders have also loaned the company a total of $1,645,000 and have earned $318,057 of interest that has been accrued, but unpaid. Of the $1,645,000 of principal loans outstanding, $1,061,000 is held by one person that has properly perfected security interest against Novex's remaining assets, being all its intangible property.

      Novex is planning to increase its royalty revenue and use excess cash proceeds to pay down its debt while it continues to pursue a new business that could be merged with Novex. With any merger Novex will seek to refinance its debt by either paying off all debt in cash or an offer of cash and stock. Although Novex is required to carry its intangible property at a net value of $592,000, it believes that the fair market value for these assets are $1,500,000. Assuming another business could be merged into Novex with all of Novex's current expenses being applied to the new business, the royalty payments, even if not improved, would produce $30,000 on average of monthly cash flow, which under current valuation methods to for measuring the worth of a business would merit a value of $1,500,000. As such, Novex believes that a refinancing that would enable creditors to receive cash and some additional equity in the company will eliminate all debts.

      Until such time as Novex shall merge with another entity, its current cash flow is sufficient to meet its fixed monthly expenses. Since entering into the Licensing Agreement Novex has paid down over $150,000 in liabilities from royalty income and accounts receivables.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure on contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see our note 2 to our financial statements.

Long-Lived Assets (including Tangible and Intangible Assets)

We acquired businesses in recent years, which resulted in tangible assets being recorded. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairment to the intangible and tangible assets on a quarterly basis or when evidence that events or changes in circumstances indicate that the carrying amount of an assets may not be recovered. Our judgments regarding the existence of impairment indicators, if any, and future cash flows related to these assets are based on operational performance of our business, market conditions and other factors.

Accounting for Income Taxes

As part of the process of preparing our financial statements we are required to estimate our income taxes. Management judgment is required in determining our provision of our deferred tax asset. We recorded a valuation for the full deferred tax asset from our net operating losses carried forward due to the Company not demonstrating any consistent profitable operations. In the event that the actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust such valuation recorded.

Going Concern

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company has had negative working capital for each of the last two years ended May 31, 2003 and 2002. The Company has recently relinquished title to its property and equipment due to default of its bank line of credit and mortgage on its property. The Company is in arrears with paying payroll taxes for several months. Those conditions raise substantial doubt about the abilities to continue as a going concern. The financial statements of the Company do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 8. Financial Statements and Supplementary Data

                                                                           Page

Independent Auditors' Report                                               F-2

Financial Statements:

Balance Sheet as of May 31, 2003                                           F-3

Statement of Operations for the years ended
May 31, 2003 and 2002                                                      F-4

Statement of Changes in Shareholders'
Deficiency for the year ended May 31, 2003                                 F-5

Statement of Cash Flows for years ended May 31,
2003 and 2002                                                              F-6

Notes to Consolidated Financial Statements                                 F-7

                          INDEPENDENT AUDITOR'S REPORT

Shareholders and Directors
Novex Systems International, Inc.

      We have audited the accompanying balance sheet of Novex Systems International, Inc. as of May 31, 2003, and the related statements of operations, shareholders' deficiency, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2003, and the results of its operations and cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, including a net loss of $1,566,685 for the year ended May 31, 2003, and has a negative working capital and shareholder deficiency as of May 31, 2003. The Company is also in default with its bank lines of credit and is in arrears with paying payroll taxes by several months. These factors raise substantial doubt the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              Certified Public Accountants

New York, New York
October 14, 2003

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                                  BALANCE SHEET
                                  May 31, 2003

                               ASSETS
CURRENT ASSETS:
    Cash                                                                           $      3,165
    Accounts receivable                                                                  68,169
                                                                                   ------------

         Total Current Assets                                                            71,334

PROPERTY, PLANT AND EQUIPMENT - net                                                     767,298

GOODWILL - net                                                                          591,695
                                                                                   ------------

                                                                                   $  1,430,327
                                                                                   ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Current portion of long term debt                                              $  2,210,868
    Bank line of credit                                                                 414,018
    Accounts payable                                                                    592,224
    Loans payable - shareholder                                                         126,519
    Accrued expenses and other current liabilities                                      358,128
    Accrued payroll taxes                                                               376,835
                                                                                   ------------

         Total Current Liabilities                                                    4,078,592
                                                                                   ------------

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS' DEFICIENCY:
    Preferred stock - $0.001 par value, 10,000,000 shares authorized,
       1,644,133 shares issued and outstanding (liquidation value $1,644,133)         1,644,133
    Common stock - $0.001 par value, 50,000,000 shares authorized
       26,245,187 shares issued and outstanding                                          26,245
    Additional paid-in capital                                                        6,413,267
    Accumulated deficit                                                             (10,731,910)
                                                                                   ------------

          Total shareholders' deficiency                                             (2,648,265)
                                                                                   ------------

                                                                                   $  1,430,327
                                                                                   ============

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS

                                                            Year Ended May 31,
                                                        2003               2002
                                                        ----               ----
NET SALES                                                936,115          1,866,914
ROYALTY REVENUE                                          110,558                 --
                                                    ------------       ------------
                          TOTAL SALES                  1,046,673          1,866,914

COST OF GOODS SOLD                                       705,034          1,194,601
                                                    ------------       ------------
GROSS PROFIT                                             341,639            672,313

SELLING, GENERAL AND ADMINISTRATIVE                    1,555,358          1,333,401
                                                    ------------       ------------

LOSS FROM OPERATIONS                                  (1,213,719)          (661,088)
                                                    ------------       ------------

OTHER INCOME (EXPENSES):
    Interest expense                                    (315,877)          (312,529)
    Amortization or debt discount                        (37,089)           (38,016)
   Change in valuation of put warrant                         --              3,279
                                                    ------------       ------------
        OTHER EXPENSES, net                             (352,966)          (347,266)
                                                    ------------       ------------

LOSS FROM CONTINUING OPERATIONS
    BEFORE EXTRAORDINARY ITEM                         (1,566,685)        (1,008,354)
                                                    ------------       ------------
EXTRAORDINARY ITEM:
    Gain on extinguishment of debt                            --             42,873
                                                    ------------       ------------

NET LOSS                                              (1,566,685)          (965,481)

Less: Preferred stock dividend                           164,413            137,879
                                                    ------------       ------------

NET LOSS TO COMMON SHAREHOLDERS                     $ (1,731,098)      $ (1,103,360)
                                                    ============       ============

LOSS PER COMMON SHARE, basic and diluted:
    FROM CONTINUING OPERATIONS                      $      (0.07)      $      (0.04)
    FROM EXTRAORDINARY ITEM                                   --                 --
                                                    ------------       ------------

TOTAL LOSS PER COMMON SHARE, basic and diluted      $      (0.07)      $      (0.04)
                                                    ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING, basic and diluted             26,557,687         26,085,795
                                                    ============       ============

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY

                                                                                          Additional
                                          Preferred Stock            Common Stock           Paid-in      Accumulated
                                       Shares        Amount      Shares        Amount       Capital        Deficit         Total
                                    -----------   -----------  -----------   ----------   ------------   ------------   -----------
BALANCE, May 31, 2001                 1,390,388   $ 1,390,388   24,648,988   $   24,649   $  6,096,020   $ (8,061,865)  $  (550,808)
Conversion of debt to common stock                                 285,786          286         42,582                       42,868
Issuance of common  stock
    and warrants for services                                      135,000          135         24,618                       24,753
Issuance of common  stock
    with debt                                                      261,000          261         27,472                       27,733
Issuance of common  stock
    with loan from shareholder                                     190,000          190         13,310                       13,500
Proceeds from sale of
    common stock                                                 1,349,413        1,349        179,651                      181,000
Value of options issued with debt                                                               16,000                       16,000
Preferred stock dividend                253,745       253,745                                                (137,879)      115,866
Net loss                                                                                                     (965,481)     (965,481)
                                    -----------   -----------  -----------   ----------   ------------   ------------   -----------
BALANCE, May 31, 2002                 1,644,133   $ 1,644,133   26,870,187   $   26,870   $  6,399,653   $ (9,165,225)  $(1,094,569)
Share repurchase                                                  (625,000)        (625)        (8,750)                      (9,375)
Warrant contribution                                                                            22,364                       22,364
Preferred stock dividend                                                                                                         --
Net loss                                                                                                   (1,566,685)   (1,566,685)
                                    -----------   -----------  -----------   ----------   ------------   ------------   -----------
BALANCE, May 31, 2003                 1,644,133   $ 1,644,133   26,245,187   $   26,245   $  6,413,267   $(10,731,910)  $(2,648,265)
                                    ===========   ===========  ===========   ==========   ============   ============   ===========

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                            Year Ended May 31,
                                                                       ---------------------------
                                                                           2003            2002
                                                                       -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                     $(1,566,685)      $(965,481)
          Adjustments to reconcile net loss to net cash
            used in operating activities:
                Provision for bad debts                                         --          77,799
                Depreciation and impairment of equipment                   464,101          88,136
                Amortization of goodwill                                    37,089          49,452
                Loss (gain) on change in valuation of put warrant               --          (3,279)
                Gain on extinguishment of debt                                  --         (42,873)
                Common stock and options issued for payment
                    of services and compensation                                --          24,753
                Amortization of debt discount                               22,364          38,016
          Changes in assets and liabilities, net of the
            effect from acquisition:
                Accounts receivable                                        318,049        (107,560)
                Inventories                                                156,284          47,970
                Prepaid and other current assets                           143,477        (113,257)
                Accounts payable                                           210,864        (130,205)
                Accrued expenses and other current liabilities             194,776         424,213
                                                                       -----------       ---------
NET CASH USED IN OPERATING ACTIVITIES                                      (19,681)       (612,316)
                                                                       -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:                                           --              --
                                                                       -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Cash overdraft                                                      --         (28,343)
            Repayment of loans payable - shareholders                      (26,152)         80,653
            Repayment of proceeds from bank line of credit                (158,292)        115,902
            Proceeds from debt financing                                   192,036         300,000
            Repayment of debt obligations                                       --         (69,500)
            Repurchase of common stock                                      (9,375)
            Proceeds from issuance of debt                                      --          27,733
            Proceeds from the sale of common stock
                and exercise of options                                         --         194,500
            Proceeds from options issued with debt                              --          16,000
                                                                       -----------       ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                            (1,783)        636,945
                                                                       -----------       ---------

NET INCREASE(DECREASE) IN CASH                                             (21,464)         24,629

CASH AT BEGINNING OF YEAR                                                   24,629              --
                                                                       -----------       ---------

CASH AT END OF YEAR                                                    $     3,165       $  24,629
                                                                       ===========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
            Cash paid during the period for:
                    Interest                                           $   260,783       $ 205,748
                                                                       ===========       =========
                    Income taxes                                       $         0       $      --
                                                                       ===========       =========
            Non-cash flow and investing and financing activities:
                    Accrued preferred stock dividend payable           $         0         137,879
                                                                       ===========       =========

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2003 AND 2002

1.    DESCRIPTION OF BUSINESS

      Novex Systems International, Inc. ("Novex" or the "Company") currently receives a monthly royalty from the business of manufacturing and marketing a diversified line of construction products including pre-packaged concrete repair, grouting and patching products and masonry waterproofing products. The principal markets for the Company's products are retailers, construction professionals and distributors located throughout the United States and in certain areas of Canada.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a. Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $1,566,685 and $965,481 for the years ended May 31, 2003, and 2002, respectively. Additionally, the Company had a net working capital deficiency and a shareholders' deficiency at May 31, 2003 and negative cash flow from operations for the years ended May 31, 2003 and 2002. The Company is also in default of its bank lines of credit and in arrears with paying payroll taxes by several months. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to achieve their business plans. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

      d. Impairment of Long-Lived Assets - The Company reviews long-lived assets, certain identifiable assets and goodwill related to those assets on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The Company has written down its equipment for an amount in excess of $300,000 due the restructuring of its operations, whereby the Company no longer is manufactures its products. The manufacturing of its products is performed by an unrelated party effective January 31, 2003 and the Company now receives a royalty for each product sold.

      e. Fair Value of Financial Instruments - The carrying value of cash and cash equivalents, accounts receivable, other receivables, due to factor, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of long-term debt were also estimated to approximate fair value.

      f. Revenue Recognition - Revenue is recognized when the product is shipped to the customer. Allowances for estimated bad debts, sales returns and allowances are provided when sales are recorded.

      g. Shipping and Handling Fees - The Company records the amounts billed to customers for shipping and handling in net sales and the related costs in selling, general and administrative expenses. For the years ended May 31, 2003 and 2002, the Company recorded shipping and handling fees of $135,587 and $140,730, respectively.

      h. Advertising Costs - All advertising costs, excluding cooperative advertising programs, are expensed as incurred or the first time the advertisement takes place. Novex establishes an allowance for cooperative advertising costs at the time the related sale is recognized. Advertising expense charge to operations for the years ended May 31, 2003 and 2002 amounted to approximately $10,225 and $25,875, respectively.

      i. Loss Per Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the years ended May 31, 2003 and 2002, diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive.

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

      m. Segment Information - SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the way it organizes its business for making operating decisions and assessing performance, the Company has determined that it has a single reportable operating segment.

      n. Recent Accounting Pronouncements - In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 on "Accounting for Costs Associated with Exit or Disposal Activities". The Company is reviewing the requirements and implications of adopting such standards by December 31, 2002. This Statement addresses financial and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)." The Company currently does not believe adopting such standards will have a material effect on the presentation of the financial statements.

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions in the accompanying financial statements as discussed.

            In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN No. 45 also clarifies disclosure requirements to be made by a guarantor of certain guarantees. The disclosure provisions of FIN No. 45 are effective for fiscal years ending after December 15, 2002. We have adopted the disclosure provisions of FIN No. 45 as of February 28, 2003. The Company does not expect the adoption of FIN No. 45 to have a material impact on its financial position, results of operations or cash flows.

            In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The company is currently analyzing the existing guidance and reviewing any developments with regard to the proposed FASB Staff Positions issued on the implementation of FIN No. 46 which are currently subject to public comment. Therefore, the company cannot determine whether there will be an impact on its financial position, results of operations, or cash flows at this time.

            In January 2003, the FASB issued EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." This EITF addresses the accounting by a vendor for consideration (vendor allowances) given to a customer, including a reseller of the vendor's products, and the accounting by a reseller for cash consideration received from a vendor. It is effective for certain arrangements entered into after November 21, 2002, and for all new arrangements, including modifications to existing arrangements, entered into after December 31, 2002. The company adopted the provisions of the EITF in the fourth quarter of fiscal 2003 and, as the company's policies were already consistent with those of EITF 02-16, the adoption of this standard did not have a material impact on the company's financial position, results of operations or cash flows.

            In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on our financial statements.

            In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS No. 150 to have a material impact on our financial statements.

3.    CONCENTRATION OF CREDIT RISK

            The Company's accounts receivable are concentrated 100% with one customer.

4.    ROYALTY AGREEMENT

On January 31, 2003, the Company entered into a licensing agreement, until December 2004 with an unrelated entity "Licensee" to manufacture, market and distribute the Company's Por-Rok, Dash patch and Sta-Dri products in exchange for monthly royalty payments ranging from 15% to 25% of the invoiced amount to the customer. In addition the Licensee purchased at cost the inventory on hand from the Company payable in three installments through March 31, 2003. The Licensee has the right to terminate the agreement within 180 days from the commencement date of the agreement for the following reasons; failure to ship a minimum of $375,000 of merchandise in two consecutive quarters, Licensee having become subject to a 50% change in control, Licensee becoming subject to involuntary bankruptcy.

5.    PROPERTY, PLANT AND EQUIPMENT

      At May 31, 2003 property, plant and equipment consists of the following:

            Land                                          $ 400,000

            Building                                        415,000

            Property and equipment                          157,575

            Leasehold Improvements                            5,764
                                                          ---------
                                                            978,339
            Less: Accumulated depreciation
                and amortization                           (211,041)
                                                          ---------
                                                          $ 767,298
                                                          =========

6.    ACCRUED EXPENSES AND OTHER LIABILITIES

      As of May 31, 2003, accrued expenses and other liabilities consist of the following:

            Accrued interest payable                       $ 318,057

            Other accrued                                     37,026
                                                           ---------
                                                           $ 358,128
                                                           =========

7.    GOODWILL

      Goodwill arose in connection with the acquisitions of Arm Pro in September 1998, and with the acquisition of Allied / Por-Rok lines in August 1999 and Sta-Dri in August 2000. Effective June 1, 2002, the Company applied the provisions of SFAS and goodwill continues to be amortized on the straight-line method over 10 years for Arm Pro and over 15 years for Allied/ Por-Rok and Sta-Dri.

8.    LOANS PAYABLE -SHAREHOLDER

      Loans payable to shareholders bear interest at 10% per annum and the principal plus accrued interest is due on demand.

9.    INCOME TAXES

      At May 31, 2003, the Company has available unused net operating loss carryovers approximately $9,400,000 that may be applied against future taxable income and expire at various dates through 2020. The Company has a deferred tax asset arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined.

                                                            2003
                                                        -----------

            Deferred tax asset:

                  Net operating loss carryforward       $ 3,200,000

                  Valuation allowance                    (3,200,000)
                                                        -----------

            Net deferred tax asset                      $        --
                                                        ===========

      A reconciliation of the statutory federal income tax benefit to actual tax benefit is as follows:

                                                         2003            2002
                                                      ---------       ---------
            Statutory federal income tax benefit      $ 510,000       $ 296,000
            Income tax benefit not utilized            (510,000)       (296,000)
                                                      ---------       ---------
            Actual tax benefit                        $      --       $      --
                                                      =========       =========

      If the Company has a greater than 50% change in ownership of certain stock holdings by shareholders of the Company pursuant to Section 382 of the Internal Revenue Code, the net operating losses may be limited. Currently no such evaluation has been performed.

10.   BANK LINE OF CREDIT

      In connection with the acquisition of the Allied/Por-Rok division of The Sherwin Williams Company, Novex Systems International, Inc. obtained a $750,000 line of credit from Dime Commercial Corp. (see Subsequent Events
      Note). The line provides working capital and is secured by accounts receivable and inventory. Advances under the line are based on 80% of eligible accounts receivables and 50% of eligible inventory. Interest is computed on the average monthly balance under the line based on 4% above the prime rate. The Company is currently in negotiations to settle such debt through the release of its collateral. At May 31, 2003, the prime rate was 4.25%.

      As of May 31, 2002 and 2003, the Company was not in compliance with several of the financial covenants.

11.   LONG TERM DEBT

      At May 31, 2003, long-term debt consists of:
      Notes payable (a)                                         $1,061,000
      Debenture payable (b)                                        125,000
      Dime note payable (c)                                        704,668
      Notes payable (d)                                            325,000
                                                                ----------
                                                                 2,215,668
      Less: Unamortized debt discount                                4,800
                                                                ----------
                                                                 2,210,868
      Less: Current portion                                      2,210,868
                                                                ----------
                                                                $       --
                                                                ==========

      a) In the year ended May 31, 2002, the Company raised an additional $125,000 from the same holder of the notes payable of $886,000 at May 31, 2001. The notes payable bear interest at 10% per annum and the principal plus accrued interest is due on demand. The notes payable are secured by a subordinated security interest in Novex's property, plant and equipment. The notes payable are due to parties associated with a director of the Company and provide the holder with piggyback registration rights. In connection with the notes payable the Company issued 750,000 shares of common stock as consideration for the financing and recorded as debt discount of $95,950 during the year ended May 31, 2001. During the year ended May 31, 2002, the Company issued 261,000 shares of common stock relating to the issuance and extension of the existing debt. These common shares were valued at $27,597 and recorded as an expense. .

            In December 2002, a note holder signed an agreement to forbear from pursuing any claims against the Company to seek repayment of outstanding principal and interest due on the promissory notes purchased from the Company. In consideration for signing the agreement, the Company agreed to pay the note holder $50,000 on the additional condition that the note holder tender to the Company for cancellation, 625,000 shares of the Company's $.001 par value common stock it is holding. The $50,000 payment was allocated $40,625 to interest expense and $9,375 to the repurchase of common stock.

      b) Included in long-term debt are debentures owing to a stockholder of the company, Quilcap, Corp., in the amount of $125,000. This debenture from February 25, 1999, bears interest at 15% per annum and matured on May 31, 1999.

      c) The Company is obligated to Dime Commercial Corp. for $704,668 under a term loan. The term loan has been recorded net of a discount of $8,200 as a result of the put warrant. Amortization of discount charged to operations for fiscal year 2002 was $1,400. The loan provides for monthly interest payments based on the prime rate plus four percent. Installments due under the loan begin on March 13, 2000 in the amount of $7,722 per month. The loan matures on August 13, 2002 with a balloon payment of $655,000. There was a put warrant granted with the term loan, exercisable at $.25 and having an expiration date of September 1, 2002. In accordance with Emerging Issues Task Force No. 96-13 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock," we have allocated $21,037, to the put warrant and recorded the amount as part of long-term debt as of May 31, 2002. The put warrant expired in August 2002 and the remaining recorded value of such warrant was recorded as a contribution to equity. The note is collateralized by all of Novex's property, plant and equipment at the Clifton facility. Prime rate at May 31, 2003, was 4.25%. As of May 31, 2003, the Company was not in compliance with several of the financial covenants and has not received a waiver from the bank. Therefore, long-term debt has been classified in the accompanying balance sheet as current liabilities.

      d) In May 2002 and 2003, the Company raised $325,000 from outside investors. The note payable bears interest at 10% per annum and the principal plus accrued interest is due on July 23, 2002. In connection with the note payable for the 2002 portion the Company issued 400,000 stock options as consideration for the financing and recorded as debt discount $16,000, of which $1,600 has been expensed. The Company is in default of note payables, which have matured are currently due and outstanding.

12.   SHAREHOLDERS' DEFICIENCY

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

      During 2003, the Company did not issued the 164,413 dividends attributed to the terms of the preferred stock through May 31, 2003, since the Company was in active negotiations to acquire or eliminate such series A preferred stock. See Subsequent Events Note.

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

      b. In February 2001, the Company raised $50,000 from the sale of 625,000 shares of restricted common stock. In December 2002, these shares were canceled.

            In August 2000, the Company issued 1,000,000 shares of common stock in connection with the acquisition of certain assets from The Sta-Dri Company.

            During August 2000, the Company issued 30,000 shares of restricted common stock for services rendered. The common stock was valued at $3,900 and recorded as consulting expense.

            In December 2000, the Company issued 100,000 shares of restricted common stock for investor relation services. The common stock was valued at $4,100, and was recorded as consulting expense.

            During the year ended May 31, 2001, the Company issued 750,000 shares of its common stock to an affiliate as consideration for notes payable of $886,000. These shares were valued at prices ranging between $.056 to $.061 per share.

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

      d.    Equity transactions during fiscal year 2003 were as follows:

                  o The Company reacquired 625,000 shares of common stock as part of a debt forbearance agreement with its single largest non-institutional creditor.

                  o The Dime put warrant expired in August 2002, resulting in a contribution to capital in the amount of $22,364.

13.   STOCK OPTIONS

      The following table summarizes the activity with regard to options and warrants for the year ended May 31, 2002. No options or warrants were granted, cancelled or exercised in fiscal 2003.

                                             Stock Options                                              Warrants
                           --------------------------------------------------       ------------------------------------------------
                               Shares        Exercise Price     Exercisable             Shares        Exercise Price    Exercisable
                           --------------    ---------------   --------------       --------------    --------------   -------------
May 31, 2001                    1,373,424        0.25 - 0.50        1,373,424              735,365       0.20 - 0.50         735,365

     Granted                      400,000               0.07          400,000               75,000             20.00          75,000
                           --------------    ---------------   --------------       --------------    --------------   -------------

May 31, 2002                    1,773,424    $   0.07 - 0.50        1,773,424              810,365    $ 0.20 - 20.00         810,365
                           ==============    ===============   ==============       ==============    ==============   =============

      The Company granted 75,000 warrants for consulting services during 2002, which have been valued at $10,503 and expensed.

      The Company granted 400,000 stock options relating to the extension of indebtedness, such options were valued at $16,000 and are to be amortized over the term of the loan.

14.   STOCK-BASED COMPENSATION

      The Company accounts for its stock option plans under APB No. 25, "Accounting for Sock Issued to Employees," ("APB 25"), under which no compensation cost is recognized. In fiscal 1997, the Company adopted SFAS no. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") for disclosure purposes; accordingly, no compensation has been recognized in the results of operations for its stock option plan as required by APB 25. No options or warrants have been granted to employees, officers and directors during fiscal years 2003 and 2002.

15.   COMMITMENTS AND CONTINGENCY

      a. The Company leases an automobile, telecommunication and reproduction equipment under long-term lease agreements. These lease agreements require cumulative monthly payments of approximately $880 per month for the terms of the respective leases expiring between December 2003 and February 2004.

            The future minimum lease payments, excluding escalation charges, are as follows:

                                      Year Ending
                                      May 31, 2004
                                      ------------

                                      ------------
                                      $      3,384
                                      ============

            Total rental expenses for the years ended May 31, 2003 and 2002 was approximately $1,000 and $9,600, respectively.

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

      d. As of August 1, 2001 and until August 1, 2002, the Company will have to pay an additional $6,000 each month to the former owners of The Sta-Dri Company in the event that common stock of the Company has not traded above $1.00 per share for twenty consecutive trading days in each month. In the event that the common stock trades in excess of $1.00 per share for twenty consecutive days the $6,000 monthly obligation shall terminate. The Company's common stock did not trade above the questioned time period and therefore has accrued for such payments due. These payments due and outstanding are recorded in accounts payable.

16.   SUBSEQUENT EVENTS

      a. On September 3, 2003, The Sherwin-Williams Company ("Sherwin") surrendered for cancellation all of its 1,000,000 shares of common stock and all of its 1,758,839 shares of preferred stock, including accrued dividends after February 28, 2003. The decision was based solely on Sherwin's review of its mandatory right to convert its preferred shares into common stock pursuant to an agreement reached on August 7, 2000, which upon exercise would have resulted in Sherwin ownng over 90% of the company's common stock. Under the circumstances Sherwin preference was to terminate its entire ownership interest in the Company, versus having to assume a substantial controlling interest in the Company pursuant to the terms and conditions of the August 7, 2000 agreement.

            Effective September 3, 2003, the Company has terminated all of its preferred shares having had a liquidation preference of $1.00 per share, or a face value of $1,758,359, and has reduced its issued and outstanding common stock by 1,000,000 shares to 25,245,187.

      b. The Company's former bank Dime Commercial Corp ("Dime"), refused to extend its foreclosure date of July 1, 2003, to enable the Company to close a contract to sell its former operating plant in Clifton, New Jersey to a buyer that had agreed to purchase the property for $1,380,000 (and had placed $100,000 into escrow). On July 1, 2003, pursuant to the foreclosure, the Company conveyed full ownership of its real property and personal tangible property to Dime. The Company continues to own all of its intangible personal property which it needs to remain as a going concern.

            Dime has since listed the real property for sale at $1,500,000 and has appraised the personal tangible property at $157,575 for a total value of $1,657,575. On July 1, 2003, the full amount of the judgment owed to Dime, plus costs was $1,336,299. The Company has demanded in a formal court filing that it receive a surplus of the difference between the fair market value of its property and the judgment. The Company continues to negotiate a settlement with Dime and is also considering filing for bankruptcy.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Novex has engaged the certified public accounting firm of Radin, Glass & Co., LLP as its outside auditors to audit the company's annual financial statements for the fiscal year ending May 31, 2003 and has had no disagreements with them.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The following provides certain information concerning the directors and executive officers of Novex and its subsidiaries as of May 31, 2003.

Name                        Aqe                       Position
----                        ---                       --------

William K. Lavin            59                Chairman, Secretary

Daniel W. Dowe              41                Director, President
                                              and Chief Executive Officer

Edward J. Malloy            67                Director

Kevin DeMatteis             39                Director

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

Committees of the Board of Directors

      The Board of Directors does not have a standing audit or nominating committee or any other committees performing similar functions. Novex does have a compensation committee consisting of Messrs. Lavin and Malloy (the "Compensation Committee"). The Compensation Committee is responsible for assuring that the officers and key management of Novex are effectively compensated in terms of salaries, incentive compensation and benefits which are internally equitable and externally competitive. The Compensation Committee is responsible for setting the compensation of the executive officers.

Executive Officers

      At present, Mr. Dowe is Novex's only executive officer. As a result, Mr. Dowe is handles all financial matters with certain bookkeeping and administrative duties being performed by clerical workers and certain accounting and tax-related matters being performed by outside professionals.

Item 11. Executive Compensation

The following table shows all remuneration in excess of $100,000 paid by Novex and its subsidiaries through May 31, 2003, to all directors and officers:

                                     Table 1

                           Summary Compensation Table

                                                                                      Long-Term Compensation
                     Annual compensation                                              Awards                      Payouts
                     -------------------                                              ------                      -------
                                                                          Securi-
                                                                          ties
Name                                                Other                 Underly-                                 All
and                                                 Annual    Restrict-   ing                                      Other
Princi-                                             Compen-   ed Stock    Options          LTIP                    Compen-
pal                      Salary         Bonus       sation    Awards      SARs             Payout                  sation
Position        Year     ($)            ($)         ($)       (#)         (#)              ($)            ($)
----------------------------------------------------------------------------------------------------------------------------
Daniel
Dowe
President       2003     $180,000
(1)(2)          2002     $180,000
                2001     $180,000

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

Item 12. Security Ownership of Certain Beneficial Owners

                        DIRECTORS AND EXECUTIVE OFFICERS

The following table shows the amount of common stock owned as of May 31, 2003 by each director and officer and affiliates and by all directors and officers as a group. Each individual has beneficial ownership of the shares which are subject to unexercised stock options and stock warrants held by him, and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned:

                                     Table 1

         Security Ownership of Certain Beneficial Owners and Management

                                         Amount and Nature
Name and Address                           of Beneficial          Percent of
of Beneficial owner (1)                    Ownership(2)             Class(2)
-----------------------                    ------------             --------

Daniel W. Dowe                               2,869,690               11.00%
Director, President, (4)

William K. Lavin                               105,316                1.22%
Chairman, Secretary(5)

Kevin DeMatties, Director                      200,000                1.00%

Edward J. Malloy, Director (6)                  65,316                 .33%
                                             ---------              ------

All Directors and Officers
as a group                                   3,240,322               12.85%
                                             ---------              ------

A. The address for Messrs. Dowe, Lavin, Malloy and DeMatteis is 16 Cherry Street, Clifton, New Jersey 07014.

B. The class includes stock options and stock warrants granted to the directors and officers before May 31, 2003 which are deemed by Novex to be acquirable by the beneficial owner within 60 days of the date of this Form 10-KSB by exercise of the option or warrant. As of May 31, 2003 there were 26,245,187 shares issued and outstanding and 27,455,842 on a fully diluted basis. Percentages are stated on a fully diluted basis.

Director Compensation

      None of Novex's directors are compensated for serving as directors.

                                     Table 2

                 Security Ownership of Certain Beneficial Owners
                                (Non-Management)

                                Amount and Nature
Name and Address                  of Beneficial                 Percent of
of Beneficial owner               Ownership(1)                    Class(1)
-------------------               ------------                    --------

Not Applicable.

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

      David A. Dowe who is the brother of Daniel W. Dowe has made loans to the company and has purchased common stock under the same terms and conditions as other non-affiliated investors that either loaned money to the company or purchased securities..

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

Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K

                                                                            Page

(A)      The following financial statements and supplementary data
           are included in Part II Item 8

Independent Auditors' Report                                                F-2

Financial Statements:

Balance Sheet as of May 31, 2003                                            F-3

Statement of Operations for the years ended
May 31, 2003 and 2002                                                       F-4

Statement of Changes in Shareholders'
Deficiency for the year ended May 31, 2003                                  F-5

Statement of Cash Flows for years ended May 31,
2003 and 2002                                                               F-6

Notes to Consolidated Financial Statements                                  F-7

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

99.1        Battista Agreement

99.2        Supercrete N/A Limited Agreement dated December 20, 1996

(B) Exhibits filed herein:

21.1  Subsidiaries of Novex

32. Certification pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

NOVEX SYSTEMS INTERNATIONAL CORPORATION


By: /s/ Daniel W. Dowe
    --------------------------------
    Daniel W. Dowe, President


By: /s/ Janet L. Dowe
    --------------------------------
    Janet L. Dowe, Acting Treasurer

Dated: October 14, 2003
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:

                                                             Dated
                                                             -----


/s/ Daniel W. Dowe                 Director             October 14, 2003
---------------------------
Daniel W. Dowe


/s/ William K. Lavin               Director             October 14, 2003
---------------------------
William K. Lavin


/s/ Edward J. Malloy               Director             October 14, 2003
---------------------------
Edward J. Malloy


/s/ Kevin DeMatteis                Director             October 14, 2003
---------------------------
Kevin DeMatteis