Form 10QSB
period 2003-08-31
NOVEX SYSTEMS INTERNATIONAL INC
filed 2003-11-13
CIK 945634

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003

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

The Company had 26,245,187 shares of its $.001 par value common stock and 1,644,133 shares of its $.001 par value preferred stock issued and outstanding on August 31, 2003.

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

        Balance Sheet as of August 31, 2003 .................................F-1

        Statements of Operations for the
        three months ended August 31, 2003 and
        August 31, 2002......................................................F-2

        Statements of Cash Flows for the
        three months ended August 31, 2003 and
        August 31, 2002......................................................F-3

        Notes to Financial Statements .......................................F-4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations....................................1

Part II Other Information

Item 1. Legal Proceedings......................................................4

Item 2. Changes in Securities..................................................4

Item 3. Defaults Upon Senior Securities........................................5

Item 4. Submission of Matters to a Vote of Security Holders....................5

Item 5. Other Information......................................................5

Item 6. Exhibits and Reports on Form 8-K.......................................5

                                     PART I

                                                                        Page No.
                                                                        --------

Item 1. Financial Information (Unaudited)

Item 1. Financial Statements (Unaudited)

        Balance Sheet as of August 31, 2003 .................................F-1

        Statements of Operations for the
        three months ended August 31, 2003 and
        August 31, 2002......................................................F-2

        Statements of Cash Flows for the
        three months ended August 31, 2003 and
        August 31, 2002......................................................F-3

        Notes to Financial Statements .......................................F-4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-QSB. The Financial Statements for the three month period ending August 31, 2003 and August 31, 2002, included in this Form 10-QSB are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Three months ending August 31, 2003 vs. August 31, 2002

      In the three month period ended August 31, 2003, Novex had net sales of $75,804 versus $557,526 in the corresponding three month period in 2002. Cost of goods sold in this period was $0 which generated a gross margin of 100%, versus 35% in 2002. The material change in sales and gross margin was attributable to Novex' conversion of its business from a manufacturing company into a licensing company. On February 1, 2003, Novex entered into an exclusive licensing agreement with CGM, Inc., whereby CGM fulfills all orders for products sold under the trade names that Novex continues to own and thereafter pays Novex a cash royalty on sales ("Licensing Agreement"). All royalty payments are based on actual sales in the previous month and are paid on a monthly basis.

      This three month period marks the first quarter whereby Novex did not produce any of sales. In the three month period ending May 31, 2003, Novex was bound by the Licensing Agreement, but still needed to produce a nominal amount of sales at its former Clifton, New Jersey facility. Going forward, and assuming there are no material changes in Novex's business, the operating results will appear similar to the quarter ending August 31, 2003 than in previous quarterly periods whereby Novex recorded much higher net sales and costs of sales that are more in line with a manufacturing entity.

      In this three month period, Novex recorded income from operations of $13,655 and a net income to common shareholders of $320,955. The net profit was attributable primarily to a one time gain on the disposition of assets of $393,500. On July 1, 2003, Novex's former bank, Washington Mutual (formerly Dime Commercial Corp.) ("Dime") took title to the company's former manufacturing facility in Clifton, New Jersey as satisfaction of a judgment that the bank secured earlier this year in the amount of $1,336,000. Novex has not received a final satisfaction of judgment from Dime. Dime and Novex are undertaking settlement discussions. If the settlement discussions do not result in a mutually satisfactory means for securing a satisfaction of judgment, Novex will have to consider filing a bankruptcy petition to stop Dime from executed its judgment against Novex' remaining assets, namely the intangible property that is needed by Novex to perform its obligations under the Licensing Agreement.

      In the three month period, Novex incurred financing charges of $40,986. Until Novex can either refinance its outstanding debt, or merge with another company which will include a refinancing of the debt it will continue to accrue inordinate debt charges on a monthly basis.

      Novex incurred selling, general and administrative costs of $62,149.

      On August 31, 2003, Novex had $45,428 in current assets, which consisted primarily of inventory of royalty receivables of $21,844 and cash of $23,584. Novex also has goodwill of $579,067, which represents the book value of its trademarks, trade names and customer list which are the assets that generate the royalty income that the company earns.

Liquidity and Financial Resources at August 31, 2003

      As of August 31, 2003 Novex had $2,906,592 in current liabilities. Of this amount, $1,990,998 is due to four shareholders that loaned funds to the company since 1998. The remaining liabilities are account payable and accrued expenses of $483,609 and various taxes payable of $431,985.

      On December 21, 2000, Novex obtained from a private investor, who is referenced above as one of four shareholders, a six-month secured bridge loan in the amount of $600,000 ("Bridge Note") which has been extended by the investor to provide the company additional time to improve its sales and secure take-out financing on terms that are mutually beneficial to the company and the new investor(s). The bridge loan bears interest at a rate of 10% per annum. In exchange for the bridge financing, Novex issued 600,000 shares of its common stock to the investor. The Bridge Note is secured by Novex assets. During the period from February 21, 2001, through October 4, 2001, the same private investor made three additional bridge loans of $411,000 for which he received 286,000 shares of common stock as of November 30, 2001 and another 25,000 shares of common stock as of December 31, 2001. The terms of the additional bridge loans are identical to those of the original Bridge Note. He also made an equity investment of $50,000 on January 21, 2001 for which he received 625,000 shares of Novex' common stock. As part of a forbearance agreement that Novex and the holder entered into the 625,000 shares of common stock were tendered back to the company for cancellation.

      Inflation and Changing Prices

      Novex does not foresee any risks associated with inflation or substantial price increase in the near future. In addition, the raw materials that are used in the manufacturing of Novex's products are available locally through many sources and are for the most part commodity products.

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

Item 3. Controls and Procedures

(A)   Evaluation of Disclosure Controls and Procedures

      Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's President and Acting Treasurer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the President and Acting Treasurer concluded that the Company's disclosure controls and procedures are effective in timely alerting the Company to material information required to be included in the Company's periodic SEC filings relating to the Company.

(B)   Changes in Internal Controls

      There were no significant changes in the Company's internal controls or in the other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

Part II Other Information

Item 1. Legal Proceedings

      In March, 2001, Dime Commercial Corp. commenced a legal action against Novex to secure payment on the two outstanding notes and a separate action to seek foreclosure on the real property in an attempt to force the company to pay-off the notes in a reasonable time period. In April, 2003 Dime received a judgment for $1,336,000 and a judgment in foreclosure on Novex's real property, which was conveyed to Dime, along with Novex's personal tangible property located at the real property on July 1, 2003 in what Novex believes to be full satisfaction of the judgment.

      One vendor, which is also a shareholder, commenced an action against Novex and received a judgment for $95,000 for unpaid cash payments that were required to be made on a monthly basis, plus purchased inventory when Novex acquired the Sta-Dri assets from the former Sta-Dri Company.

      Some small vendor accounts have commenced actions against Novex to secure payments on aged accounts payable and the company does not believe these actions would have materially adverse consequences to the company, since more senior creditors have priority rights to Novex's collateral and no other creditors can threaten the company or its assets without the approval of these senior creditors.

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

NOVEX SYSTEMS INTERNATIONAL, INC.


By: /ss/ Daniel W. Dowe
    --------------------------------------
    Daniel W. Dowe
    President and Acting Treasurer

Date: November 10, 2003

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                                  BALANCE SHEET
                                 August 31, 2003

                                     ASSETS

CURRENT ASSETS:

    Cash                                                                        $     23,584
    Royalty/Licensee receivable                                                       21,844
                                                                                ------------

         Total Current Assets                                                         45,428

GOODWILL - at cost, net                                                              579,067
                                                                                ------------

                                                                                $    624,495
                                                                                ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

    Current portion of long term debt                                              1,511,000
    Accounts payable                                                                 513,402
    Loans payable - shareholder                                                      152,827
    Accrued expenses and other current liabilities                                   332,755
    Accrued Taxes                                                                    396,609
                                                                                ------------

         Total Current Liabilities                                                 2,906,592
                                                                                ------------

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS' DEFICIENCY:
    Preferred stock - $0.001 par value, 10,000,000 shares authorized,
       1,644,133 shares issued and outstanding (liquidation value $1,644,133)      1,644,133
    Common stock - $0.001 par value, 50,000,000 shares authorized
       26,245,187 shares issued and outstanding                                       26,245
    Additional paid-in capital                                                     6,413,267
    Accumulated deficit                                                          (10,365,743)
                                                                                ------------

          Total shareholders' deficiency                                          (2,282,098)
                                                                                ------------

                                                                                $    624,495
                                                                                ============

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS

                                                          Three Months Ended August 31,
                                                             2003                2002
                                                             ----                ----

                                                         (Unaudited)         (Unaudited)
NET SALES                                                     75,804             557,526
COST OF GOODS SOLD                                                 0             361,098
                                                         -----------         -----------
GROSS PROFIT                                                  75,804             196,428

SELLING, GENERAL AND ADMINISTRATIVE                           62,149             260,722
                                                         -----------         -----------

INCOME (LOSS) FROM OPERATIONS                                 13,655             (64,294)
                                                         -----------         -----------

OTHER INCOME (EXPENSES):
    Interest expense                                         (40,986)            (86,178)
    Gain on Exchange of Assets                               393,500                   0
                                                         -----------         -----------
        OTHER EXPENSES, net                                  352,514             (86,178)
                                                         -----------         -----------

NET INCOME (LOSS)                                            366,169            (150,472)

Less: Preferred stock dividend                                45,214              38,235
                                                         -----------         -----------

NET INCOME (LOSS) TO COMMON SHAREHOLDERS                     320,955            (188,707)
                                                         ===========         ===========

INCOME (LOSS) PER COMMON SHARE, basic and diluted        $      0.01         $     (0.01)
                                                         ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING, basic and diluted                 26,245,187          26,870,187
                                                         ===========         ===========

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                          Three Months Ended August 31,
                                                                                          -----------------------------
                                                                                             2003                2002
                                                                                             ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                                     (Unaudited)        (Unaudited)
            Net income (loss)                                                             $   366,169         $(150,472)
            Adjustments to reconcile net loss to net cash
                 used in operating activities:
                     Depreciation and amortization                                             12,628            33,854
                     Gain on Exchange of Assets.                                             (393,500)
                     Reversal of excess accruals                                              (25,203)
                     Amortization of debt discount                                                 --            14,400
            Changes in assets and liabilities, net of the
                 effect from acquisition:
                     Accounts receivable                                                       68,169           (95,620)
                     Royalty/Licensee receivable                                              (21,844)               --
                     Inventories                                                                   --            (3,568)
                     Prepaid and other current assets                                              --           (36,772)
                     Accounts payable                                                          (6,709)           43,062
                     Accrued expenses and other current liabilities                           (25,373)           77,811
                     Accrued payroll taxes                                                     19,774            41,750
                                                                                          -----------         ---------
NET CASH USED IN OPERATING ACTIVITIES                                                          (5,890)          (75,555)
                                                                                          -----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:                                                               0                 0
                                                                                          -----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
                 (Repayment of) proceeds from loans payable - shareholders                     26,308           (29,680)
                 (Repayment of) proceeds from bank line of credit                                                (4,757)
                 Proceeds from debt financing                                                                   100,000
                 (Repayment) of debt obligations                                                                     --
                                                                                          -----------         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      26,308            65,563
                                                                                          -----------         ---------

NET INCREASE (DECREASE) IN CASH                                                                20,419            (9,992)

CASH AT BEGINNING OF YEAR                                                                       3,165            24,692
                                                                                          -----------         ---------

CASH AT END OF PERIOD                                                                     $    23,584         $  14,700
                                                                                          ===========         =========

SUPPLEMENTAL CASH FLOW INFORMATION:
                 Cash paid during the period for:
                            Interest                                                      $    40,986         $  26,622
                                                                                          ===========         =========
                            Income taxes                                                            0                 0
                                                                                          ===========         =========
                 Non-cash flow and investing and financing activities:
                            Accrued preferred stock dividend                                        0            38,235
                                                                                          ===========         =========
                            Foreclosure of property and equipment                             767,298
                                                                                          ===========         =========
                            Reversal of accrued liabilities related to foreclosure             72,113
                                                                                          ===========         =========
                            Satisfication of bank debt via foreclosure                    $ 1,118,686         $
                                                                                          ===========         =========

                       See notes to financial statements.