Form 10KSB/A
period 2003-05-31
NOVEX SYSTEMS INTERNATIONAL INC
filed 2003-12-23
CIK 945634

FORM 10-KSB/A

                                  UNITED STATE
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2003.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

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

99.1        Battista Agreement

99.2        Supercrete N/A Limited Agreement dated December 20, 1996

(B)   Exhibits filed herein:

21.1        Subsidiaries of Novex

31          Certification of Principal Executive and Financial Officer

32 Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Stratford Acquisition Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NOVEX SYSTEMS INTERNATIONAL CORPORATION


By:  /ss/ Daniel W. Dowe
     -------------------
     Daniel W. Dowe, Chief Executive Officer and
     Chief Financial Officer

Dated: December 22, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:

                                                                 Dated
                                                            -----------------

  /ss/ Daniel W. Dowe                Director               December 22, 2003
-------------------------
Daniel W. Dowe


 /ss/ William K. Lavin               Director               December 22, 2003
--------------------------
William K. Lavin


 /ss/ Edward J. Malloy               Director               December 22, 2003
--------------------------
Edward J. Malloy


 /ss/ Kevin DeMatteis                Director               December 22, 2003
--------------------------
Kevin DeMatteis