Form 10QSB/A
period 2003-08-31
NOVEX SYSTEMS INTERNATIONAL INC
filed 2003-12-23
CIK 945634

FORM 10-QSB/A

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________.

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

NOVEX SYSTEMS INTERNATIONAL, INC.


By: /ss/ Daniel W. Dowe
   ---------------------------------------------------
   Daniel W. Dowe
   Chief Executive Officer and Chief Financial Officer

Date: December 22, 2003

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