Form 10KSB/A
period 2003-05-31
NOVEX SYSTEMS INTERNATIONAL INC
filed 2004-01-23
CIK 945634

FORM 10-KSB/A-2

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

NOVEX SYSTEMS INTERNATIONAL CORPORATION


By: /ss/ Daniel W. Dowe
    -------------------------------------------
    Daniel W. Dowe, Chief Executive Officer and
    Chief Financial Officer

Dated: January 19, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in capacities and on the dates indicated:

                                                                     Dated
                                                               -----------------

  /ss/ Daniel W. Dowe               Director                   January 19, 2004
--------------------------
Daniel W. Dowe

 /ss/ William K. Lavin              Director                   January 19, 2004
--------------------------
William K. Lavin

 /ss/ Edward J. Malloy              Director                   January 19, 2004
--------------------------
Edward J. Malloy

 /ss/ Kevin DeMatteis               Director                   January 19, 2004
--------------------------
Kevin DeMatteis