Form 10QSB/A
period 2003-08-31
NOVEX SYSTEMS INTERNATIONAL INC
filed 2004-01-23
CIK 945634

FORM 10-QSB/A-2

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

        Statements of Operations for the
        three months ended August 31, 2003 and
        August 31, 2002 .....................................................F-2

        Statements of Cash Flows for the
        three months ended August 31, 2003 and
        August 31, 2002 .....................................................F-3

        Notes to Financial Statements .......................................F-4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ...................................1

Item 3. Controls and Procedures ...............................................3

Part II Other Information

Item 1. Legal Proceedings .....................................................4

Item 2. Changes in Securities .................................................4

Item 3. Defaults Upon Senior Securities .......................................4

Item 4. Submission of Matters to a Vote of Security Holders ...................4

Item 5. Other Information .....................................................4

Item 6. Exhibits and Reports on Form 8-K ......................................4

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
                                                                                          ===========         =========

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED AUGUST 31, 2003
                                   (UNAUDITED)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOTE 1. BASES OF COMPENSATION

      The accompanying unaudited condensed financial statements of Novex Systems International, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for expected for the three months ended August 31, 2003 are not necessarily indicative of the results that may be expected for the year ending May 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2003. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

NOTE 2. ACCOUNTING POLICIES

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, and has a negative working capital and shareholder deficiency as of August 31, 2003. The Company is also in default of its bank lines of credit and in arrears with paying payroll taxes. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

STOCK-BASED COMPENSATION PLANS

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion 25, (APB25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation
- Transition and Disclosure, requires the companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted. No options or warrants have been granted to employees, officers and directors during fiscal year ended 2003 and through August 31, 2003.

NOTE 3. GAIN ON PROPERTY CONVEYANCE

In March 2001, Dime Commercial Corp. commenced a legal action against Novex to secure payment on the two outstanding notes and a separate action to seek foreclosure on the real property in an attempt to force the company to pay-off the notes in a reasonable time period. In April 2003 Dime received a judgment for $1,336,000 and a judgment in foreclosure on Novex's real property, which was conveyed to Dime, along with Novex's personal tangible property located at the real property on July 1, 2003 in what Novex believes to be full satisfaction of the judgment.

NOTE 4. LICENSE AGREEMENT

On January 31, 2003, Novex entered into a licensing agreement, until December 2004, with C.G.M., Inc. of Ben Salem "Licensee", Pennsylvania to market and distribute Novex's Por-Rok, Dash Patch and Sta-Dri products in exchange for monthly royalty payments ranging from 15% to 25% of the net invoice value to the customer. In addition the Licensee shall purchase at cost the inventory on hand from the Company, payable in three installments through March 15, 2003. The Licensee has the right to terminate the agreement within 180 days from the commencement date of the agreement. In the event the Licensee elects to terminate this licensing agreement, the Company shall be obligated to purchase all inventory that cannot be used by the Licensee due to the termination of the licensing agreement. Licensor reserves the right to terminate the licensing agreement for the following reasons; failure to ship a minimum of $375,000 of merchandise in two consecutive quarters, Licensee having become subject to a 50% change in control, Licensee becoming subject to involuntary or voluntary bankruptcy.

NOTE 5. DEBT AND EQUITY TRANSACTION

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

NOTE 6. SUBSEQUENT EVENTS

On September 3, 2003, The Sherwin-Williams Company ("Sherwin") surrendered for cancellation all of its 1,000,000 shares of common stock and all of its 1,644,133 shares of preferred stock, including accrued dividends after May 31, 2002. The decision was based solely on Sherwin's review of its mandatory right to convert its preferred shares into common stock pursuant to an agreement reached on August 7, 2000, which upon exercise would have resulted in Sherwin owning over 90% of the company's common stock. Under the circumstances Sherwin preference was to terminate its entire ownership interest in the Company, versus having to assume a substantial controlling interest in the Company pursuant to the terms and conditions of the August 7, 2000 agreement.

Effective September 3, 2003, the Company has terminated all of its preferred shares having had a liquidation preference of $1.00 per share, or a face value of $1,644,133, and has reduced its issued and outstanding common stock by 1,000,000 shares to 25,245,187.

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

Item 3. Defaults Upon Senior Securities. See Item 1. above.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K. None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Novex Systems International Incorporated has duly caused this report to be signed on its behalf by the undersigned person who is duly authorized to sign on behalf of the Company as its principal executive officer and principal financial officer.

NOVEX SYSTEMS INTERNATIONAL, INC.


By: /ss/ Daniel W. Dowe
    ---------------------------------------------------
    Daniel W. Dowe
    Chief Executive Officer and Chief Financial Officer

Date: January 19, 2004