Form 10QSB
period 2003-11-30
NOVEX SYSTEMS INTERNATIONAL INC
filed 2004-01-23
CIK 945634

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003

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

The Company had 25,245,187 shares of its $.001 par value common stock and 0 shares of its $.001 par value preferred stock issued and outstanding on November 30, 2003.

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

         Balance Sheet as of November 30, 2003 .............................F-1

         Statements of Operations for the
         six months and three months ended November 30, 2003 and
         November 30, 2002..................................................F-2

         Statements of Cash Flows for the
         six months ended November 30, 2003 and
         November 30, 2002..................................................F-3

         Notes to Financial Statements .....................................F-4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................1

Item 3.  Controls and Procedures .............................................4

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

                                     PART I

                                                                        Page No.
                                                                        --------

Item 1.  Financial Information (Unaudited)

Item 1.  Financial Statements (Unaudited)

         Balance Sheet as of November 30, 2003 .............................F-1

         Statements of Operations for the
         six months and three months ended November 30, 2003 and
         November 30, 2002..................................................F-2

         Statements of Cash Flows for the
         six months ended November 30, 2003 and
         November 30, 2002..................................................F-3

         Notes to Financial Statements .....................................F-4

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                                  BALANCE SHEET
                                November 30, 2003

                                     ASSETS

CURRENT ASSETS:
    Cash                                                               $        4,527
    Royalty/Licensee receivable                                                29,177
                                                                       --------------

         Total Current Assets                                                  33,704

INTANGIBLES - at cost, net                                                    566,439
                                                                       --------------

                                                                       $      600,143
                                                                       ==============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

    Current portion of long term debt                                       1,524,000
    Accounts payable                                                          515,892
    Loans payable - shareholder                                               126,563
    Accrued expenses and other current liabilities                            337,817
    Accrued payroll taxes                                                     398,789
                                                                       --------------

         Total Current Liabilities                                          2,903,061
                                                                       --------------

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS' DEFICIENCY:
    Preferred stock - $0.001 par value, 10,000,000 shares authorized,
       0 shares issued and outstanding                                              0
    Common stock - $0.001 par value, 40,000,000 shares authorized
       25,245,187 shares issued and outstanding                                25,245
    Additional paid-in capital                                              8,058,400
    Accumulated deficit                                                   (10,386,563)
                                                                       --------------

          Total shareholders' deficiency                                   (2,302,918)
                                                                       --------------

                                                                       $      600,143
                                                                       ==============

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS

                                                      Three Months Ended November 30,      Six Months Ended November 30,
                                                           2003              2002              2003              2002
                                                           ----              ----              ----              ----
                                                       (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
NET SALES                                                   54,893           302,772           130,697           860,298
COST OF GOODS SOLD                                               0           238,068                 0           599,166
                                                       -----------       -----------       -----------       -----------
GROSS PROFIT                                                54,893            64,704           130,697           261,132

SELLING, GENERAL AND ADMINISTRATIVE                         32,334           269,834            94,483           530,556
                                                       -----------       -----------       -----------       -----------

INCOME /(LOSS) FROM OPERATIONS                              22,559          (205,130)           36,214          (269,424)
                                                       -----------       -----------       -----------       -----------

OTHER INCOME( EXPENSES):
    Interest expense                                       (43,379)          (70,865)          (84,365)         (157,043)
    Gain on property conveyance                                  0                 0           393,500                 0
    Write off of financing costs                                            (160,084)                           (160,084)
                                                       -----------       -----------       -----------       -----------
        OTHER EXPENSES, net                                (43,379)         (230,949)          309,135          (317,127)
                                                       -----------       -----------       -----------       -----------

NET INCOME (LOSS)                                          (20,820)         (436,079)          345,349          (586,551)

Less: Preferred stock dividend                                   0            38,235            45,214            76,470
                                                       -----------       -----------       -----------       -----------

NET INCOME (LOSS) TO COMMON SHAREHOLDERS                   (20,820)         (474,314)          300,135          (663,021)
                                                       ===========       ===========       ===========       ===========

INCOME (LOSS) PER COMMON SHARE, basic and diluted      $     (0.00)      $     (0.02)      $      0.01       $     (0.02)
                                                       ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING, basic and diluted               25,245,187        26,870,187        25,745,187        26,870,187
                                                       ===========       ===========       ===========       ===========

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                Six Months Ended November 30,
                                                                                -----------------------------
                                                                                    2003              2002
                                                                                    ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                            (Unaudited)      (Unaudited)
            Net income (loss)                                                    $   345,349       $(586,551)
            Adjustments to reconcile net loss to net cash
                 used in operating activities:
                     Depreciation and amortization                                    25,256          67,807
                     Gain on property conveyance                                    (393,500)              0
                     Reversal of excess accruals                                     (12,204)
                     Amortization of debt discount                                         0          14,400
            Changes in assets and liabilities, net of the effect from
                 acquisition:
                     Accounts receivable                                              68,169          36,159
                     Royalty/Licensee receivable                                     (29,177)             --
                     Inventories                                                          --          11,013
                     Prepaid and other current assets                                     --         143,477
                     Accounts payable                                                 (4,219)         58,571
                     Accrued expenses and other current liabilities                  (20,311)        128,092
                     Accrued payroll taxes                                            21,954          79,862
                                                                                 -----------       ---------
NET CASH USED IN OPERATING ACTIVITIES                                                  1,317         (47,170)
                                                                                 -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
                     Purchase of equipment                                                 0          (6,938)
                                                                                 -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
                 (Repayment of) proceeds from loans payable - shareholders                44         (15,222)
                 (Repayment of) proceeds from bank line of credit                                    (90,389)
                 Proceeds from debt financing                                                        150,000
                 (Repayment) of debt obligations                                                          --
                                                                                 -----------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 44          44,389
                                                                                 -----------       ---------

NET INCREASE(DECREASE) IN CASH                                                         1,361          (9,719)

CASH AT BEGINNING OF YEAR                                                              3,165          24,692
                                                                                 -----------       ---------

CASH AT END OF PERIOD                                                            $     4,526       $  14,973
                                                                                 ===========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
            Cash paid during the period for:
                     Interest                                                    $    74,445       $  58,430
                                                                                 ===========       =========
                     Income taxes                                                          0               0
                                                                                 ===========       =========
            Non-cash flow and investing and financing activities:
                     Accrued preferred stock dividend                                      0          76,470
                                                                                 ===========       =========
                     Foreclosure of property and equipment                           767,298
                                                                                 ===========       =========
                     Reversal of accrued liabilities related to foreclosure           72,113
                                                                                 ===========       =========
                     Satisfication of bank debt via foreclosure                    1,118,686
                                                                                 ===========       =========
                     Contribution of preferred and common equity                 $ 1,645,133       $
                                                                                 ===========       =========

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED NOVEMBER 30, 2003
                                   (UNAUDITED)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOTE 1. BASES OF COMPENSATION

      The accompanying unaudited condensed financial statements of Novex Systems International, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for expected for the six months ended November 30, 2003 are not necessarily indicative of the results that may be expected for the year ending May 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2003. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

NOTE 2. ACCOUNTING POLICIES

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, and has a negative working capital and shareholder deficiency as of November 30, 2003. The Company is also in default of its bank lines of credit and in arrears with paying payroll taxes. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

STOCK-BASED COMPENSATION PLANS

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion 25, (APB25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation
- Transition and Disclosure, requires the companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted. No options or warrants have been granted to employees, officers and directors during fiscal year ended 2003 and through November 30, 2003.

NOTE 3. GAIN ON PROPERTY CONVEYANCE

In March 2001, Dime Commercial Corp. commenced a legal action against Novex to secure payment on the two outstanding notes and a separate action to seek foreclosure on the real property in an attempt to force the company to pay-off the notes in a reasonable time period. In April 2003 Dime received a judgment for $1,336,000 and a judgment in foreclosure on Novex's real property, which was conveyed to Dime, along with Novex's personal tangible property located at the real property on July 1, 2003 in what Novex believed to be full satisfaction of the judgment. On January 16, 2004, Novex, certain directors, officers and key shareholders of Novex common stock signed a definitive settlement agreement. As of the filing of this Form 10QSB, the signatures of all parties to the agreement had been obtained except for Dime's whose signature is imminent inasmuch as Dime's counsel prepared the settlement agreement.

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

NOTE 5. DEBT AND EQUITY TRANSACTION

A) In September 2002, the Dime Bank put option agreement expired. The remaining recorded value of such put option liability of $22,364 was reclassed to additional paid in capital.

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

B) On September 3, 2003, The Sherwin-Williams Company ("Sherwin") surrendered for cancellation all of its 1,000,000 shares of common stock and all of its 1,644,133 shares of preferred stock, including accrued dividends after May 31, 2002. The decision was based solely on Sherwin's review of its mandatory right to convert its preferred shares into common stock pursuant to an agreement reached on August 7, 2000, which upon exercise would have resulted in Sherwin owning over 90% of the company's common stock. Under the circumstances Sherwin preference was to terminate its entire ownership interest in the Company, versus having to assume a substantial controlling interest in the Company pursuant to the terms and conditions of the August 7, 2000 agreement.

Effective September 3, 2003, the Company has terminated all of its preferred shares having had a liquidation preference of $1.00 per share, or a face value of $1,644,133, and has reduced its issued and outstanding common stock by 1,000,000 shares to 25,245,187. The recorded values of the preferred shares and common shares have been recorded as contributed capital.

NOTE 6. INTANGIBLES

The intangible assets have been recharacterized pursuant to SFAS 142 from "Goodwill" to be "Intangibles", since such intangibles are actually comprised of trademarks, acquired proprietary technology and customer lists. These intangibles are being amortized over a fifteen year life on a straight line basis. The Company continues to periodically review these long-lived assets for impairment, whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-QSB. The Financial Statements for the six month period ending November 30, 2003, included in this Form 10-QSB are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Six months ending November 30, 2003 vs. November 30, 2002

      In the six month period ended November 30, 2003, Novex had net sales of $130,697 versus $860,298 in the corresponding three month period in 2002. Cost of goods sold in this period was $0 which generated a gross margin of 100% versus 30% in 2002. The material change in sales and gross margin was attributable to Novex' conversion of its business from a manufacturing company into a licensing company. On February 1, 2003, Novex entered into an exclusive licensing agreement with CGM, Inc., whereby CGM fulfills all orders for products sold under the trade names that Novex continues to own and thereafter pays Novex a cash royalty on sales ("Licensing Agreement"). All royalty payments are based on actual sales in the previous month and are paid on a monthly basis.

      This six month period marks the first quarter whereby Novex did not produce any of sales. In the three month period ending May 31, 2003, Novex was bound by the Licensing Agreement, but still needed to produce a nominal amount of sales at its former Clifton, New Jersey facility. Going forward, and assuming there are no material changes in Novex's business, the operating results will appear similar to the six month period ending November 30, 2003 than in previous reporting periods whereby Novex recorded much higher net sales and costs of sales that are more in line with a manufacturing entity.

      In this six month period, Novex recorded income from operations of $36,214 and a net income to common shareholders of $309,135. The net profit was attributable primarily to a one time gain on the disposition of assets of $393,500. On July 1, 2003, Novex's former bank, Washington Mutual (formerly Dime Commercial Corp.) ("Dime") took title to the company's former manufacturing facility in Clifton, New Jersey as satisfaction of a judgment that the bank secured earlier this year in the amount of $1,336,000. Novex has entered into a letter of intent to settle all its litigation with Dime and as of the filing of the report have agreed to sign a binding definitive settlement agreement. If the settlement agreement is not signed by all parties, Novex will have to consider filing a bankruptcy petition to stop Dime from executed its judgment against Novex' remaining assets, namely the intangible property that is needed by Novex to perform its obligations under the Licensing Agreement. As of the filing of this report Novex and its key officers and shareholders have signed the settlement agreement that was prepared by Dime and are anticipating that Dime will execute the settlement agreement in due course.

      In the six month period, Novex incurred financing charges of $129,579. Until Novex can either refinance its outstanding debt, or merge with another company which will include a refinancing of the debt it will continue to accrue inordinate debt charges, however in lieu of converting its redeemable convertible preferred shares into common stock, on September 3, 2003, The Sherwin-Williams Company forfeited its ownership of all preferred shares of Novex, included all accrued and unpaid dividends that were payable in-kind in additional shares of preferred stock. This forfeiture terminated all future dividends and will result in lower financing charges going forward.

      Novex incurred selling, general and administrative costs of $94,483.

      On November 30, 2003, Novex had $33,704 in current assets, which consisted primarily of royalty receivables of $29,177 and cash of $4,527. Novex also has goodwill of $566,439, which represents the book value of its trademarks, trade names and customer list, which represent the intangible assets that generate the royalty income that the company earns.

Three months ending November 30, 2003 vs. November 30, 2002

      In the three month period ended November 30, 2003, Novex had net sales of $54,893, versus $302,772 in the corresponding three month period in 2003. The material change in sales and gross margin was attributable to Novex' having entered into the Licensing Agreement. Cost of goods sold in this period was $0 which generated a gross margin of 100% versus 21% in 2002.

      Due to the change in its business operations, selling, general and administrative charges in this three month period were only $32,334, versus $269,834 in the corresponding three month period in 2002. The elimination of accrued interest and bank charges from Dime in the first fiscal quarter, also resulted in lower financing charges in this quarter in 2003. The change in our business has enabled Novex to begin posting profits from its operations, even though the financing charges are causing Novex to generate a net loss.

Liquidity and Financial Resources at November 30, 2003

      As of November 30, 2003 Novex had $2,903,061 in current liabilities. Of this amount, $1,988,709 is due to four shareholders that loaned funds to the company since 1998. The remaining liabilities are account payable of $515,892 and various taxes payable of $398,789.

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

      Novex's management is exploring different alternatives to refinancing its debt, including the prospects of acquiring another company that could benefits from Novex's current royalty stream and publicly-traded status.

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

      On January 16, 2004, Novex, certain directors, officers and key shareholders of Novex common stock signed a definitive settlement agreement. As of the filing of this Form 10QSB, the signatures of all parties to the agreement had been obtained except for Dime's whose signature is imminent inasmuch as Dime's counsel prepared the settlement agreement.

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

NOVEX SYSTEMS INTERNATIONAL, INC.


By: /ss/ Daniel W. Dowe
    ----------------------------------------------
    Daniel W. Dowe
    Chief Executive Officer and Chief Financial Officer

Date: January 21, 2004