Form 10QSB
period 2004-02-29
NOVEX SYSTEMS INTERNATIONAL INC
filed 2004-04-19
CIK 945634

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2004

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

The Company had 25,245,187 shares of its $.001 par value common stock and 0 shares of its $.001 par value preferred stock issued and outstanding on February 29, 2004.

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

           Balance Sheet as of February 29, 2004 ..........................  F-1

           Statements of Operations for the
           nine months and three months ended February 29, 2004 and
           February 28, 2003...............................................  F-2

           Statements of Cash Flows for the
           nine months ended February 29, 2004 and
           February 28, 2003...............................................  F-3

           Notes to Financial Statements ..................................  F-4


Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................    1

Item 3. Controls and Procedures ...........................................    4


Part II Other Information

Item 1. Legal Proceedings..................................................    4

Item 2. Changes in Securities..............................................    4

Item 3. Defaults Upon Senior Securities....................................    4

Item 4. Submission of Matters to a Vote of Security Holders................    4

Item 5. Other Information..................................................    5

Item 6. Exhibits and Reports on Form 8-K...................................    5

                                     PART I

                                                                        Page No.

Item 1. Financial Information (Unaudited)

Item 1. Financial Statements (Unaudited)

        Balance Sheet as of February 29, 2004 .............................  F-1

        Statements of Operations for the
        nine months and three months ended February 29, 2004 and
        February 28, 2003..................................................  F-2

        Statements of Cash Flows for the
        nine months ended February 29, 2004 and
        February 28, 2003..................................................  F-3

        Notes to Financial Statements .....................................  F-4

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                                  BALANCE SHEET
                                February 29, 2004

                                     ASSETS

CURRENT ASSETS:

    Cash                                                                $    137,194
    Royalty/Licensee receivable                                               13,385
                                                                        ------------
         Total Current Assets                                                150,579

INTANGIBLES - at cost, net                                                   553,811
                                                                        ------------
                                                                        $    704,390
                                                                        ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY


CURRENT LIABILITIES:

    Current portion of long term debt                                      1,570,958
    Accounts payable                                                         617,624
    Loans payable - shareholder                                              126,563
    Accrued expenses and other current liabilities                           379,850
    Accrued payroll taxes                                                    420,533
                                                                        ------------
         Total Current Liabilities                                         3,115,528
                                                                        ------------

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS' DEFICIENCY:
    Preferred stock - $0.001 par value, 10,000,000 shares authorized,
       0 shares issued and outstanding                                             0
    Common stock - $0.001 par value, 40,000,000 shares authorized
       25,245,187 shares issued and outstanding                               25,245
    Additional paid-in capital                                             8,058,400
    Accumulated deficit                                                  (10,494,783)
                                                                        ------------
          Total shareholders' deficiency                                  (2,411,138)
                                                                        ------------
                                                                        $    704,390
                                                                        ============

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS

                                                     Three Months Ended February 29,   Nine Months Ended February 29,
                                                         2004             2003             2004             2003
                                                         ----             ----             ----             ----

                                                      (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)

NET SALES                                                  40,650          110,948          171,347          971,246
COST OF GOODS SOLD                                              0           72,605                0          671,771
                                                      -----------      -----------      -----------      -----------
GROSS PROFIT                                               40,650           38,343          171,347          299,475

SELLING, GENERAL AND ADMINISTRATIVE                       104,484          173,450          198,967          704,006
                                                      -----------      -----------      -----------      -----------
INCOME /(LOSS) FROM OPERATIONS                            (63,834)        (135,107)         (27,620)        (404,531)
                                                      -----------      -----------      -----------      -----------
OTHER INCOME( EXPENSES):
    Interest income (expense)                             (44,386)        (114,539)        (128,751)        (271,582)
    Gain on property conveyance                                 0                0          393,500                0
    Write off of financing costs                                           (65,547)                          (94,537)
                                                      -----------      -----------      -----------      -----------
        OTHER EXPENSES, net                               (44,386)        (180,086)         264,749         (366,119)
                                                      -----------      -----------      -----------      -----------
NET INCOME (LOSS)                                        (108,220)        (315,193)         237,129         (770,650)

Less: Preferred stock dividend                                  0           38,235           45,214          114,705
                                                      -----------      -----------      -----------      -----------

NET INCOME (LOSS) TO COMMON SHAREHOLDERS                 (108,220)        (353,428)         191,915         (885,355)
                                                      ===========      ===========      ===========      ===========

INCOME (LOSS) PER COMMON SHARE, basic and diluted     $     (0.00)     $     (0.01)     $      0.01      $     (0.03)
                                                      ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING, basic and diluted              25,245,187       26,870,187       25,745,187       26,870,187
                                                      ===========      ===========      ===========      ===========

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                         Nine Months Ended February 29,
                                                                         ------------------------------
                                                                             2004             2003
                                                                             ----             ----
                                                                          (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                   $   237,129      $  (770,650)
     Adjustments to reconcile net loss to net cash
          used in operating activities:
              Depreciation and amortization                                   37,884          101,824
              Gain on property conveyance                                   (393,500)               0
              Reversal of excess accruals                                    (12,204)
              Amortization of debt discount                                        0                0
     Changes in assets and liabilities, net of the effect from
          acquisition:
              Accounts receivable                                             68,169          145,946
              Royalty/Licensee receivable                                    (13,385)        (111,722)
              Inventories                                                         --          156,284
              Prepaid and other current assets                                    --          113,663
              Accounts payable                                                97,513          184,919
              Accrued expenses and other current liabilities                  21,722           65,244
              Accrued payroll taxes                                           43,698          118,458
                                                                         -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                                         87,026            3,966
                                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchase of equipment                                                0           (6,938)
                                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Cash overdraft                                                                       13,804
          (Repayment of ) proceeds from loans payable - shareholders              44          (15,222)
          (Repayment of) proceeds from bank line of credit                                   (135,928)
          Proceeds from debt financing                                        46,959          125,001
          Repurchase of common stock                                                           (9,375)
          (Repayment) of debt obligations                                                          --
                                                                         -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     47,003          (21,720)
                                                                         -----------      -----------

NET INCREASE(DECREASE) IN CASH                                               134,029          (24,692)

CASH AT BEGINNING OF YEAR                                                      3,165           24,692
                                                                         -----------      -----------

CASH AT END OF PERIOD                                                    $   137,194      $         0
                                                                         ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
              Interest                                                   $    74,445      $    58,430
                                                                         ===========      ===========
              Income taxes                                                         0                0
                                                                         ===========      ===========
     Non-cash flow and investing and financing activities:
              Accrued preferred stock dividend                                     0           76,470
                                                                         ===========      ===========
              Foreclosure of property and equipment                          767,298
                                                                         ===========      ===========
              Reversal of accrued liabilities related to foreclosure          72,113
                                                                         ===========      ===========
              Satisfication of bank debt via foreclosure                   1,118,686
                                                                         ===========      ===========
              Contribution of preferred and common equity                $ 1,645,133      $
                                                                         ===========      ===========

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED FEBRUARY 29, 2004
                                   (UNAUDITED)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOTE 1. BASES OF PRESENTATION

      The accompanying unaudited condensed financial statements of Novex Systems International, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for expected for the nine months ended February 29, 2004 are not necessarily indicative of the results that may be expected for the year ending May 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2003. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

NOTE 2. ACCOUNTING POLICIES

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, and has a negative working capital and shareholder deficiency as of February 29, 2004. The Company is also in default of its bank lines of credit and in arrears with paying payroll taxes. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

STOCK-BASED COMPENSATION PLANS

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion 25, (APB25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation
- Transition and Disclosure, requires the companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted. No options or warrants have been granted to employees, officers and directors during fiscal year ended 2003 and through February 29, 2004.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB revised SFAS No. 132 Employers' Disclosures about Pensions and Other Post Retirement Benefits. This revision requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and net periodic benefit cost of deferred benefit pension plans and other deferred benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is effective for fiscal year ending after December 14, 2003 and interim periods beginning after December 15, 2003. The adoption of this revision is not expected to have a material impact on our results of operations, financial position or disclosures.

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

NOTE 4. LICENSE AGREEMENT

On January 31, 2003, Novex entered into a licensing agreement, until December 2004, with C.G.M., Inc. of Ben Salem, Pennsylvania "Licensee" to market and distribute Novex's Por-Rok, Dash Patch and Sta-Dri products in exchange for monthly royalty payments ranging from 15% to

25% of the net invoice value to the customer. In addition the Licensee shall purchase at cost the inventory on hand from the Company, payable in three installments through March 15, 2003. The Licensee has the right to terminate the agreement within 180 days from the commencement date of the agreement. In the event the Licensee elects to terminate this licensing agreement, the Company shall be obligated to purchase all inventory that cannot be used by the Licensee due to the termination of the licensing agreement. Licensor reserves the right to terminate the licensing agreement for the following reasons; failure to ship a minimum of $375,000 of merchandise in two consecutive quarters, Licensee having become subject to a 50% change in control, Licensee becoming subject to involuntary or voluntary bankruptcy.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-QSB. The Financial Statements for the nine month period ending February 29, 2004, included in this Form 10-QSB are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Nine months ending February 29, 2004 vs. February 28, 2003

      In the nine month period ended February 29, 2004, Novex had net sales of $171,347 versus $971,246 in the corresponding nine month period in 2003. Cost of goods sold in this period was $0 which generated a gross margin of 100% versus 31% in 2003. The material change in sales and gross margin was attributable to Novex' conversion of its business from a manufacturing company into a licensing company. On February 1, 2003, Novex entered into an exclusive licensing agreement with CGM, Inc., whereby CGM fulfills all orders for products sold under the trade names that Novex continues to own and thereafter pays Novex a cash royalty on sales ("Licensing Agreement"). All royalty payments are based on actual sales in the previous month and are paid on a monthly basis.

      Going forward, and assuming there are no material changes in Novex's business, the operating results will appear similar to the nine month period ending February 29, 2004 than in previous reporting periods whereby Novex recorded much higher net sales and costs of sales that are more in line with a manufacturing entity.

      In this nine month period, Novex recorded a loss from operations of $27,620 and a net income to common shareholders of $191,915. The net profit was attributable primarily to a one time gain on the disposition of assets of $393,500. On July 1, 2003, Novex's former bank, Washington Mutual (formerly Dime Commercial Corp.) ("Dime") took title to the company's former manufacturing facility in Clifton, New Jersey as satisfaction of a judgment that the bank secured earlier this year in the amount of $1,336,000. In January Novex and Dime entered into a definitive settlement agreement to terminate all litigation. This settlement agreement is being held in escrow and will be released from escrow upon the earlier of: (a) the closing date on Dime's resale of the property, or
(b) twelve months from the date of the settlement agreement. We have been advised by Novex's outside counsel that Dime has entered into a definitive agreement to sell the property to a third party and that the anticipated closing date will be in late April. Novex has no control over this resale transaction and cannot give any assurances that it will close on a timely basis, or even close at all. Notwithstanding this transaction, upon the conclusion of the twelve month period, the settlement agreement will be released from escrow, even if the property is not resold.

      In the nine month period, Novex incurred financing charges of $128,751. Until Novex can either refinance its outstanding debt, or merge with another company which will include a refinancing of the debt, it will continue to accrue inordinate debt charges. In lieu of converting its redeemable convertible preferred shares into common stock, on September 3, 2003, The Sherwin- Williams Company forfeited its ownership of all preferred shares of Novex, including all accrued and unpaid dividends that were payable in-kind in additional shares of preferred stock. This forfeiture terminated all future dividends and will result in lower financing charges going forward.

      Novex incurred selling, general and administrative costs of $198,967.

      On February 29, 2004, Novex had $150,579 in current assets, which consisted primarily of royalty receivables of $13,385 and cash of $137,194, of which Novex was required to pay over to its licensee, CGM, the sum of $122,708. Due to Novex being listed as the contract vendor with The Home Depot, payments for goods bearing Novex's tradenames had to be paid directly to Novex, even though CGM produced, shipped and invoiced the orders to The Home Depot. Upon the clearance of the funds in the ordinary course of business, Novex transmitted the entire payment to CGM. Novex also has intangible assets of $553,811, which represents the book value of its trademarks, trade names and customer list, which collectively are the assets that generate the royalty income that the company earns.

Three months ending February 29, 2004 vs. February 28, 2003

      In the three month period ended February 29, 2004, Novex had net sales of $40,650, versus $110,948 in the corresponding three month period in 2003. The material change in sales and gross margin was attributable to Novex having entered into the Licensing Agreement. Cost of goods sold in this period was $0 which generated a gross margin of 100% versus 35% in 2003.

      Due to the change in its business operations, selling, general and administrative charges in this three month period were only $104,484, versus $173,450 in the corresponding three month period in 2003. The elimination of accrued interest and bank charges from Dime in the first fiscal quarter, also resulted in lower financing charges in this quarter in 2003. The change in our business has enabled Novex to improve its operations, even though the financing charges are causing Novex to generate a net loss.

Liquidity and Financial Resources at February 29, 2004

      As of February 29, 2004 Novex had $3,115,528 in current liabilities. Of this amount, $2,075,293 is due to four shareholders that loaned funds to the company since 1998. The remaining liabilities are accounts payable of $617,624 and various taxes payable of $420,533. The company has filed an offer and compromise application with the federal government and will be doing the same with the state of New Jersey this quarter to address the tax liabilities.

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

Going Concern

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company has had negative working capital for each of the last two years ended May 31, 2003 and 2002. The Company has recently relinquished title to its property and equipment in exchange for a release from its debts to Dime. The Company is in arrears with paying payroll taxes for several months. Those conditions raise substantial doubt about the abilities to continue as a going concern. The financial statements of the Company do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

      On January 13, 2004, Dime, Novex, certain directors, officers and key shareholders of Novex common stock signed a definitive settlement agreement. See discussion in Part I, Item 2 above.

      One vendor, which is also a shareholder, commenced an action against Novex and received a judgment for $95,000 for unpaid cash payments that were required to be made on a monthly basis, plus purchased inventory when Novex acquired the Sta-Dri assets from the former Sta-Dri Company.

      A former shareholder, who has a loan outstanding to Novex of $125,000, filed a lawsuit against Novex and its president seeking repayment on the loan.

      A shareholders and lender to Novex that also filed a lawsuit in March against Novex and its president seeking payment on three loans aggregating $325,000 that were personally guaranteed by Novex's president. The loans evidence advances that this party made on a real estate sale and leaseback transaction that was to close in 2002, but which the lender unilaterally terminated one day prior to closing.

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

NOVEX SYSTEMS INTERNATIONAL, INC.


By: /ss/ Daniel W. Dowe
    ----------------------------
    Daniel W. Dowe
    Chief Executive Officer and Chief Financial Officer

Date: April 19, 2004