Form 10KSB
period 2004-05-31
NOVEX SYSTEMS INTERNATIONAL INC
filed 2004-10-15
CIK 945634

FORM 10-KSB

                                  UNITED STATE
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2004.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________TO________.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

       New York                       0-26112                   41-1759882
(State of Jurisdiction)       (Commission File Number)     (IRS Employer ID No.)

42 Forest Lane                             Bronxville, New York      10708
(Address of Principal Executive offices)                           (Zip Code)

Registrant's telephone number, including area code 914-441-3591

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                            Name of each exchange on
     Title of each class                        which registered
     -------------------                  -----------------------------
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

Based on the closing sale price of $.02 on May 31, 2004, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $500,000. The company had 25,245,187 shares of its $.001 par value common stock and no shares of its $.001 par value preferred stock issued and outstanding on May 31, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K                                      Incorporated Document
---------------------                                      ---------------------
None

                        NOVEX SYSTEMS INTERNATIONAL, INC.

                                Table of Contents

                                                                       Page No.
                                                                       --------
Part I

Item 1.    Business and Risk Factors                                       1

Item 2.    Properties                                                     11

Item 3.    Legal Proceedings                                              11

Item 4.    Submission of Matters to a Vote of Security                    11
           Holders

Part II

Item 5.    Market for Registrant's Common Equity and Related              12
           Stockholder Matters

Item 6.    Selected Financial Data                                        13

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            13

Item 8.    Financial Statements and Supplementary Data                    17

Item 9.    Changes in and Disagreements with Accountants on               18
           Accounting and Financial Disclosure

Part III

Item 10.   Directors and Executive Officers of the Registrant             18

Item 11.   Executive Compensation                                         19

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                                     20

Item 13.   Certain Relationships and Related Transactions                 22

Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K                                                       23

                                     PART I

Item 1. Business and Risk Factors

Novex Systems International, Inc. (hereinafter "Novex") will be subject to numerous and substantial economic, operational and other risks which should be carefully evaluated. For a more detailed discussion of the risk factors involved in the investment being offered in this offering, see the following Risk Factors.

                                  RISK FACTORS

Novex evolved from the development stage in mid-1998 and any evaluation of the Company and its business should only be made after having given careful consideration to the following risk factors, in addition to those appearing elsewhere in this Form 10-KSB

Novex has had historical losses. Accept for the current fiscal year, Novex has recorded net losses for each year of operation. In addition, a significant portion of Novex's assets are attributable to goodwill. Management will periodically review the recoverability of goodwill to determine if it has been impaired. Events that may cause an impairment would be Novex's future intentions regarding its operations and the operations forecasted undiscounted cash flows. Any reduction in the value of goodwill would be to the extent that the present value of the expected future cash flows are less than the carrying amount of goodwill. This analysis may result in a complete or partial write-off or acceleration of the amortization period. A write-down of part or all of the goodwill will negatively impact Novex's operating results. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and "Consolidated Financial Statements and Notes."

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

                                    BUSINESS

      a. General Business Development

      Novex is a corporation formed under the laws of New York and has its principal place of business and executive offices located at 42 Forest Lane, Bronxville, New York 10708, telephone 914-441-3591.

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

      Until May 11, 1999, Novex was known as Stratford Acquisition Corp. and had been a corporation on organized under the laws of Minnesota. Effective May 11, 1999, Stratford merged into its wholly-owned subsidiary, Novex Systems International, Inc., a newly-formed New York corporation, which was the surviving corporation. The purpose of the merger was to "redomesticate" the company from the state of Minnesota where it had virtually no business activity, to the State of New York where the company had its corporate headquarters. As a result, the Minnesota company essentially dissolved into and became a part of the surviving entity, Novex.

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

      c. Subsequent Events

      Effective June 18, 2004, the settlement reached with Dime was released from escrow with the appropriate releases and warrant of satisfaction being filed and disseminated accordingly. All litigation with Dime is now final.

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

      Novex currently has its executive offices at 42 Forest Lane, Bronxville, New York 10708.

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

      k. Intellectual Property Rights

      Novex received a certificate of registration for the use of the trademark "Novacrete" from the Canadian Intellectual Property Office on June 15, 1997. The Certificate remains in effect until June 5, 2012 and can be renewed by Novex. On March 3, 1998, Novex received a Certificate of Trademark Registration No. 2,140,062 to use the trademark "Novacrete" in the United States. The term of the U.S. trademark registration is for ten years. With Novex's acquisitions of Por-Rok in August 1999 and Sta-Dri in August 2000, Novex acquired the registered trade names for all Por-Rok, Dash Patch and Sta-Dri products currently being produced.

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

      l. Novex's Working Capital Requirements To Operate Its Business

      For the fiscal year ended May 31, 2004, Novex experienced substantially less fluctuations in its working capital requirements to finance its operations due to it having entered into the Licensing Agreement Novex currently requires approximately $20,000 to cover its fixed operating expenses before interest charges and it has no variable expenses.

      m. No Backlog Orders

      As of May 31, 2004, Novex did not have any backlog orders on account of its new business operation as a licensing company .

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

      s. Number of Employees

      As of May 31, 2004, Novex, on a consolidated basis, employed two (2) full-time employees.

Item 2. Properties.

      In November, 1999 Novex's principal executive offices were moved from 67 Wall Street, Suite 2001, New York, New York 10005, 212-825-9292 to 16 Cherry Street, Clifton, New Jersey 07014 973-777-2307, which is the location of the offices and manufacturing operation that Novex acquired from The Sherwin-Williams Company in August 1999. This facility was conveyed to Dime on July 17, 2003 in satisfaction of a judgment Dime has received for unpaid. The current office is located at 42 Forest Lane, Bronxville, New York 10708, telephone number 914-441-3591. See, Subsequent Events, Legal Proceedings.

      Until October, 2000, Novex's subsidiary, Novex Canada operated from a facility housing its executive offices and a 12,500 square foot manufacturing facility located at 2525 Tedlo Street, Unit B, Mississauga, Ontario, Canada L5A 4A8, 905-566-0716. This facility was closed in October 2000 upon the sale of the Fiberforce business.

      Item 3. Legal Proceedings

      On June 18, 2004 the settlement agreement with Dime was released from settlement. Dime Commercial Corp. v. Novex Systems International, Inc., Superior Court of New Jersey, Docket No. PAS-L-1577-2.

      The former shareholders of the Sta-Dri company filed a lawsuit for unpaid royalty payments and received a judgment in the amount of $95,000.

      The Company is involved in several lawsuits arising from the non-payment of recorded payables. These claims are unsecured and subordinate to a properly perfected security interest of a financial creditor that is willing to work with the company.

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

Item 4. Submission of Matters to a Vote of Security Holders

      During the fiscal year ended May 31, 2004, there were no proposals submitted to a vote of the shareholders.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Novex's common stock, $.001 par value, is traded on the Over-the-Counter ("OTC") Bulletin Board operated by the National Association of Securities Dealers under the ticker symbol "HARD". The table below presents the high and low closing bid prices for each of the quarters of the fiscal years ending May 31, 2004 and May 31, 2003, respectively. The quotations reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. Novex's common stock became actively traded in July, 1995. On May 31, 2004, the closing bid price was $.01. Novex has never paid a cash dividend and does not expect to change its dividend policy in the foreseeable future.

                     Quarterly Common Stock Bid Price Ranges

         Quarter           High           Low               Last Day of Quarter
         -------           ----           ---               -------------------
         1st               $.01           $.01              August 31, 2003
         2nd               $.01           $.01              November 30, 2003
         3rd               $.01           $.01              February 28, 2004
         4th               $.01           $.01              May 31, 2004

         Quarter           High           Low               Last Day of Quarter
         -------           ----           ---               -------------------
         1st               $.01           $.01              August 31, 2002
         2nd               $.01           $.01              November 30, 2002
         3rd               $.01           $.01              February 28, 2003
         4th               $.01           $.01              May 31, 2003

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

Item 6. Selected Financial Data

      The following selected historical consolidated statement of operations for the three years ended May 31, 2004, 2003 and 2002and balance sheet as of May 31, 2004 and 2003 have been derived from the consolidated financial statements of Novex that are included elsewhere in this Form 10-KSB and that have been audited by Radin & Glass, P.C. (except as noted below) whose reports with respect to the consolidated financial statements are also included elsewhere in this Prospectus. This information should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements appearing elsewhere in this Form 10-KSB and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                Years Ended May 31
                                     -----------------------------------------
                                         2002           2003           2004
                                     -----------    -----------    -----------
STATEMENT OF OPERATIONS
    DATA:
Net Sales ........................   $ 1,866,914    $ 1,046,673    $   230,275
Gross Profit .....................       672,313        341,634    $   230,275
Net Profit/(Loss) ................    (1,103,360)    (1,566,685)   $   226,094

Net Income/(Loss) Per Common Share   $      (.04)   $      (.07)   $      (.01)

BALANCE SHEET DATA:
Working Capital Deficit ..........   $(2,954,752)   $(4,007,260)   $(2,963,356)
Intangibles, net .................       628,784        591,694    $   541,183
Total Assets .....................     2,570,791      1,430,326    $   577,776
Long Term Debt ...................            -0-            -0-            -0-
Stockholders' Deficiency .........    (1,094,569)    (2,648,267)    (2,422,171)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year ended May 31, 2004 (Fiscal 2004) as compared to May 31, 2003 (Fiscal 2003)

      While net sales for the year ending May 31, 2004 were $230,275 net sales for the same period ended May 31, 2003, were $1,046,673. The decrease in sales was attributable principally to the Company's new business operation being a licensing company versus a manufacturer. Prior to entering into the Licensing Agreement Novex would record revenues based on the invoice value of goods sold. In the current fiscal year Novex recorded revenue based on the royalty payments, which are a percentage of the invoice value of goods sold and, therefore, net sales are now much lower than the invoice value of goods sold. However, Novex has eliminated a substantial amount of its fixed and variable expenses by terminating its manufacturing expenses.

      Novex achieved a gross profit of 100% for the year ending May 31, 2004. Due to the change in the manner in which Novex conducts its business it is not relevant to compare the gross margin achieved in Fiscal Year 2004 with prior fiscal periods years that consisted of mostly manufacturing activity. In Fiscal 2003, Novex had operated a manufacturing business for eight months and a licensing business for four months.

      For the year ending May 31, 2004, the Company generated a profit of $226,094. Included in this profit was a one-time gain of $393,517 for the closing of the Novex's manufacturing operation and exchange of its real property for outstanding debt. Novex also recorded non-cash expenses for depreciation and amortization of $37,884.

      On a monthly basis, Novex now incurs approximately $20,000 in selling, general and administrative expenses expense.

      As of May 31, 2004, the Company had $36,593 in current assets, which consisted principally of royalty receivables of $36,413, with the remaining balance in cash. The Company has intangibles of $541,183, which is attributable to the two acquisitions that the Company completed in 1999 and 2000.

Year ended May 31, 2003 (Fiscal 2003) as compared to May 31, 2002 (Fiscal 2002)

      Net net sales for the year ending May 31, 2003 were $1,046,673, while net sales for the same period ended May 31, 2002 were $1,866,914. The decrease in sales was attributable principally to Novex converting from a manufacturing company to a licensing company that collects royalties.

      Novex only achieved a gross margin of 33% for the year ending May 31, 2003. The change in gross margin during this period was immaterial over the previous year.

      For the year ending May 31, 2003, the Company generated a loss from operations of $1,566,685 versus $65,481 in the previous fiscal year. The larger lose in 2003 related to several expenses that the company incurred to change its operation from a manufacturing operation to a licensing company.

      As of May 31, 2003, the Company had $71,334 in current assets, which consisted principally of accounts receivable of $68,169 and cash of $3,165. The Company's net property, plant and equipment totaled $767,298 and goodwill of $591,695 which is attributable to the three acquisitions that the Company completed in 1998, 1999 and 2000.

Liquidity and Financial Resources

      As of May 31, 2004, the Company had $2,999,947 in current liabilities, which includes loans (including interest) that are now due totaling $2,123,515, which were used to fund the Company's operations. It had accounts payable of $423,127 and accrued taxes of $403,677.

      Of the principal loans outstanding, $1,061,000 is held by one person that has properly perfected security interest against Novex's remaining assets, being all its intangible property.

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

Inflation and Changing Prices

      Novex no longer manufacturers its products and is no longer subject to risks associated with inflation or substantial price increase in the near future.

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

Going Concern

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company has had negative working capital for each of the last two years ended May 31, 2004 and 2003. The Company has recently relinquished title to its property and equipment due to default of its bank line of credit and mortgage on its property. The Company is in arrears with paying payroll taxes for several months. Those conditions raise substantial doubt about the abilities to continue as a going concern. The financial statements of the Company do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 8. Financial Statements and Supplementary Data

                                                                           Page

Report of Independent Registered Public
Accounting Firm                                                            F-2

Financial Statements:

Balance Sheet as of May 31, 2004                                           F-3

Statement of Operations for the years ended
May 31, 2004 and 2003                                                      F-4

Statement of Changes in Shareholders'
Deficiency for the years ended May 31, 2004 and 2003                       F-5

Statement of Cash Flows for years ended May 31,
2004 and 2003                                                              F-6

Notes to Financial Statements                                              F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
Novex Systems International, Inc.

      We have audited the accompanying balance sheet of Novex Systems International, Inc. as of May 31, 2004, and the related statements of operations, changes in shareholders' deficiency, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2004, and the results of its operations and cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, has a negative working capital and shareholder deficiency as of May 31, 2004. The Company is in arrears with paying payroll taxes by several months. These factors raise substantial doubt the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          /s/ Radin, Glass & Co., LLP
                                          Certified Public Accountants

New York, New York
October 13, 2004

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                                  BALANCE SHEET
                                  May 31, 2004

                                     ASSETS

CURRENT ASSETS:
    Cash                                                                $        180
    Royalty/Licensee receivable                                               36,413
                                                                        ------------

         Total Current Assets                                                 36,593

INTANGIBLES - net                                                            541,183
                                                                        ------------

                                                                        $    577,776
                                                                        ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

    Current portion of long term debt                                      1,570,958
    Accounts payable                                                         423,127
    Loans payable - shareholder                                              150,322
    Accrued expenses and other current liabilities                           451,863
    Accrued payroll taxes                                                    403,677
                                                                        ------------

         Total Current Liabilities                                         2,999,947
                                                                        ------------

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS' DEFICIENCY:
    Preferred stock - $0.001 par value, 10,000,000 shares authorized,
       0 shares issued and outstanding                                             0
    Common stock - $0.001 par value, 40,000,000 shares authorized
       25,245,187 shares issued and outstanding                               25,245
    Additional paid-in capital                                             8,058,400
    Accumulated deficit                                                  (10,505,816)
                                                                        ------------

          Total shareholders' deficiency                                  (2,422,171)
                                                                        ------------

                                                                        $    577,776
                                                                        ============

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS

                                                         Year Ended May 31,
                                                        2004           2003
                                                        ----           ----

ROYALTY REVENUE                                         230,275        110,558
NET SALES                                                     0        936,115
                                                    -----------    -----------
                              TOTAL SALES               230,275      1,046,673
COST OF GOODS SOLD                                            0        705,034
                                                    -----------    -----------
GROSS PROFIT                                            230,275        341,639

SELLING, GENERAL AND ADMINISTRATIVE                     228,283      1,555,358
                                                    -----------    -----------

INCOME /(LOSS) FROM OPERATIONS                            1,992     (1,213,719)
                                                    -----------    -----------

OTHER INCOME( EXPENSES):
    Interest (expense)                                 (169,416)      (315,877)
    Amortization or debt discount                                      (37,089)
    Gain on property conveyance                         393,517              0
                                                    -----------    -----------
        OTHER INCOME (EXPENSES), net                    224,102       (352,966)
                                                    -----------    -----------

NET INCOME (LOSS)                                       226,094     (1,566,685)

Less: Preferred stock dividend                           45,214        164,413
                                                    -----------    -----------

NET INCOME (LOSS) TO COMMON SHAREHOLDERS                180,880     (1,731,098)
                                                    ===========    ===========

INCOME (LOSS) PER COMMON SHARE, basic and diluted   $      0.01    $     (0.07)
                                                    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING, basic and diluted            25,745,187     26,557,687
                                                    ===========    ===========

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY

                                                                                        Additional
                                 Preferred Stock                  Common Stock            Paid-in     Accumulated
                              Shares          Amount          Shares         Amount       Capital        Deficit         Total
                           ------------    ------------    ------------    ----------   -----------   ------------    ------------

                           ------------    ------------    ------------    ----------   -----------   ------------    ------------
BALANCE, May 31, 2002      $  1,644,133    $  1,644,133    $ 26,870,187    $   26,870    $6,399,653   $ (9,165,225)   $ (1,094,569)
Share repurchase                                               (625,000)         (625)       (8,750)                        (9,375)
Warrant contribution                                                                         22,364                         22,364
Preferred stock dividend                                                                                                        --
Net loss                                                                                                (1,566,685)     (1,566,685)
                           ------------    ------------    ------------    ----------    ----------   ------------    ------------
BALANCE, May 31, 2003      $  1,644,133    $  1,644,133    $ 26,245,187    $   26,245    $6,413,267   $(10,731,910)   $ (2,648,265)
Share cancellation           (1,644,133)     (1,644,133)     (1,000,000)       (1,000)    1,645,133                             --
Net income                                                                                                 226,094         226,094
                           ------------    ------------    ------------    ----------    ----------   ------------    ------------
BALANCE, May 31, 2004      $         --    $         --    $ 25,245,187    $   25,245    $8,058,400   $(10,505,816)   $ (2,422,171)
                           ============    ============    ============    ==========    ==========   ============    ============

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                   Year ended May 31,
                                                                              --------------------------
                                                                                  2004           2003
                                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income (loss)                                                 $   226,094    $(1,566,685)
            Adjustments to reconcile net loss to net cash
                 used in operating activities:
                     Depreciation and impairment of equipment                                    464,101
                     Amortization of goodwill                                      50,512         37,089
                     Gain on property conveyance                                 (393,517)             0
                     Reversal of excess accruals                                   66,830              0
                     Amortization of debt discount                                      0         22,364
            Changes in assets and liabilities, net of the
                 effect from acquisition:
                     Accounts receivable                                           68,169        318,049
                     Royalty/Licensee receivable                                  (36,413)             0
                     Inventories                                                       --        156,284
                     Prepaid and other current assets                                  --        143,477
                     Accounts payable                                            (129,040)       210,864
                     Accrued expenses and other current liabilities                93,735        194,776
                     Accrued payroll taxes                                         26,842              0
                                                                              -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                             (26,788)       (19,681)
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:                                                   0              0
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                 (Repayment of ) proceeds from loans payable - shareholders        23,803        (26,152)
                 (Repayment of) proceeds from bank line of credit                       0       (158,292)
                 Proceeds from debt financing                                           0        192,036
                 Repurchase of common stock                                             0         (9,375)
                                                                              -----------    -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                   23,803         (1,783)
                                                                              -----------    -----------

NET INCREASE(DECREASE) IN CASH                                                     (2,985)       (21,464)

CASH AT BEGINNING OF YEAR                                                           3,165         24,629
                                                                              -----------    -----------

CASH AT END OF PERIOD                                                         $       180    $     3,165
                                                                              ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
            Cash paid during the period for:
                     Interest                                                 $         0    $   260,783
                                                                              ===========    ===========
                     Income taxes                                                       0              0
                                                                              ===========    ===========
            Non-cash flow and investing and financing activities:
                     Accrued preferred stock dividend                                   0              0
                                                                              ===========    ===========
                     Foreclosure of property and equipment                        767,298
                                                                              ===========    ===========
                     Reversal of accrued liabilities related to foreclosure       138,943
                                                                              ===========    ===========
                     Satisfaction of bank debt via foreclosure                    414,018
                                                                              ===========    ===========
                     Contribution of preferred and common equity                1,645,133
                                                                              ===========    ===========

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2004 AND 2003

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a. Basis of Presentation - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net income of $226,094 for the year ended May 31, 2004 "2004" and a net loss of $1,566,685 for the year ended May 31, 2003 "2003". Such net income for 2004 was primarily a result of the property conveyance for satisfaction of certain secured outstanding debt. Additionally, the Company had a net working capital deficiency, a shareholders' deficiency and negative cash flow from operations for the years ended May 31, 2004 and 2003. The Company is also in arrears with paying payroll taxes by several months. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to achieve their business plans. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

      b. Property, Plant and Equipment - As of May 31, 2003, property and equipment had been recorded at cost. Depreciation was provided on the straight-line method based upon the estimated useful lives of the respective assets. Property and equipment had been depreciated over a period of five years. Maintenance, repairs and minor renewals were charged to operations as incurred, whereas the cost of significant betterments was capitalized.

            In March 2002, Dime Commercial Corp. commenced a legal action against Novex to secure payment on the two outstanding notes and a separate action to seek foreclosure on the real property in an attempt to force the company to pay-off the notes in a reasonable time period. In April 2003 Dime received a judgment for $1,336,000 and a judgment in foreclosure on Novex's real property, which was conveyed to Dime, along with Novex's personal tangible property located at the real property on July 1, 2003 in what Novex believed to be full satisfaction of the judgment. On January 16, 2004, Novex, certain directors, officers and key shareholders of Novex common stock signed a definitive settlement agreement. Upon the transfer of the property and equipment in July 2003, the related costs and accumulated depreciation were eliminated from the accounts and gains or losses were reflected in operations.

      c. Impairment of Long-Lived Assets - The Company reviews long-lived assets, certain identifiable assets and goodwill related to those assets on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Any impairment losses have been recorded in the statement of operations. In 2003, the Company had written down its equipment for an amount in excess of $300,000 due the restructuring of its operations, whereby the Company no longer manufactures its products. The manufacturing of its products is performed by an unrelated party effective January 31, 2003 and the Company now receives a royalty for each product sold. The equipment was transferred to Dime as part of the settlement agreement of January 16, 2004. (See Note 2(b) above.)

      d. Fair Value of Financial Instruments - The carrying value of cash and cash equivalents, accounts receivable, other receivables, due to factor, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of long-term debt were also estimated to approximate fair value.

      e. Revenue Recognition - Revenue is recognized when the product is shipped by the Licensee to its customer. Allowances for estimated bad debts, sales returns and allowances are provided when sales are recorded.

      f. Shipping and Handling Fees - Prior to the commencement of the license agreement in January 2003, the Company recorded the amounts billed to customers for shipping and handling in net sales and the related costs in selling, general and administrative expenses. For the years ended May 31, 2004 and 2003, the Company recorded shipping and handling fees of $0 and $135,587, respectively.

      g. Advertising Costs - All advertising costs, excluding cooperative advertising programs, are expensed as incurred or the first time the advertisement takes place. Novex establishes an allowance for cooperative advertising costs at the time the related sale is recognized. Advertising expense charge to operations for the years ended May 31, 2004 and 2003 amounted to approximately $11,769 and $10,225, respectively.

      h. Income (loss) Per Share - Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. For the year ended May 31, 2004 and 2003, diluted income (loss) per share is the same as basic income (loss) per share since the inclusion of stock options and warrants would be antidilutive.

      i. Stock-Based Compensation - The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion 25, (APB25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-

            Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation
            - Transition and Disclosure, requires the companies, which do not elect to account for stock-based compensation as prescribed by this statement, to disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted. No options or warrants have been granted to employees, officers and directors during fiscal years ended 2004 and 2003.

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

      k. Comprehensive Income - SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying comprehensive income, comprising net income and other non-owner changes in equity, in the financial statements. For all periods presented, comprehensive income was the same as net income.

      l. Segment Information - SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the way it organizes its business for making operating decisions and assessing performance, the Company has determined that it has a single reportable operating segment.

      m.    Recent Accounting Pronouncements -

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

4.    ROYALTY AGREEMENT

      On January 31, 2003, Novex entered into a licensing agreement, until December 2004, with C.G.M., Inc. of Ben Salem, Pennsylvania ("Licensee"), to manufacture, market and distribute Novex's Por-Rok, Dash Patch and Sta-Dri products in exchange for monthly royalty payments ranging from 15% to 25% of the net invoice value to the customer. The Licensee purchased at cost the inventory on hand from the Company, payable in three installments through March 31, 2003. Although the Licensee had the right to terminate the agreement within 180 days from the commencement date of the agreement, the Licensee did not exercise that right. Had the Licensee elected to terminate this licensing agreement, the Company would have been obligated to purchase all inventory that cannot be used by the Licensee due to the termination of the licensing agreement. Licensor reserves the right to terminate the licensing agreement for the following reasons; failure to ship a minimum of $375,000 of merchandise in two consecutive quarters, Licensee having become subject to a 50% change in control, Licensee becoming subject to involuntary or voluntary bankruptcy.

5.    PROPERTY, PLANT AND EQUIPMENT

      In March 2002, Dime Commercial Corp. commenced a legal action against Novex to secure payment on the two outstanding notes and a separate action to seek foreclosure on the real property in an attempt to force the company to pay-off the notes in a reasonable time period. In April 2003 Dime received a judgment for $1,336,000 and a judgment in foreclosure on Novex's real property. The real property was conveyed to Dime, along with Novex's personal tangible property located at the real property, all with a recorded value of $767,298, on July 1, 2003 in what Novex believed to be full satisfaction of the judgment. On January 16, 2004, Novex, certain directors, officers and key shareholders of Novex common stock signed a definitive settlement agreement. The Company recorded a net gain of $393,517 as a direct result of the property conveyance.

6.    ACCRUED EXPENSES AND OTHER LIABILITIES

      As of May 31, 2004, accrued expenses and other liabilities consist of the following:

                  Accrued interest payable                $ 412,235
                  Other accrued                              39,628
                                                          ---------

                                                          $ 451,863
                                                          =========

7.    INTANGIBLES

      Intangibles arose in connection with the acquisitions of Arm Pro in September 1998, and with the acquisition of Allied / Por-Rok lines in August 1999 and Sta-Dri in August 2000. The intangible assets have been re-characterized pursuant to SFAS 142 from "Goodwill" to be "Intangibles", since such intangibles are actually comprised of trademarks, acquired proprietary technology and customer lists. These intangibles are being amortized over a fifteen-year life on a straight-line basis. The Company continues to periodically review these long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

8.    LOANS PAYABLE -SHAREHOLDER

      Loans payable to shareholders bear interest at 10% per annum and the principal plus accrued interest is due on demand.

9.    INCOME TAXES

      At May 31, 2004, the Company has available unused net operating loss carryforward ("NOL") of approximately $10,500,000 that may be applied against future taxable income and expire at various dates through 2020. The Company has a deferred tax asset arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined.

                                                 2004
                                              -----------

      Deferred tax asset:

            Net operating loss carryforward   $ 3,570,000

            Valuation allowance                (3,570,000)
                                              -----------

      Net deferred tax asset                  $        --
                                              ===========

      A reconciliation of the statutory federal income tax benefit to actual tax benefit is as follows:

                                                 2004         2003
                                               --------    ---------
      Income tax (benefit) at statutory rate   $ 61,500    $(510,000)
      NOL (utilized) not utilized               (61,500)     510,000
                                               --------    ---------
      Actual tax benefit                       $     --    $      --
                                               ========    =========

      If the Company has a greater than 50% change in ownership of certain stock holdings by shareholders of the Company pursuant to Section 382 of the Internal Revenue Code, the net operating losses may be limited. Currently no such evaluation has been performed.

10.   BANK LINE OF CREDIT

      In connection with the acquisition of the Allied/Por-Rok division of The Sherwin Williams Company, Novex Systems International, Inc. obtained a $750,000 line of credit from Dime Commercial Corp. The line provided working capital and was secured by accounts receivable and inventory. Advances under the line were based on 80% of eligible accounts receivables and 50% of eligible inventory. Interest was computed on the average monthly balance under the line based on 4% above the prime rate at May 31, 2003, the prime rate was 4.25%.

      As of May 31, 2003, the Company was not in compliance with several of the financial covenants. The Company satisfied its debt to Dime through the conveyance of its collateral to Dime in July 2003 as confirmed by a settlement agreement dated January 16, 2004.

11.   LONG TERM DEBT

      At May 31, 2004, long-term debt consists of:

      Notes payable (a)                              $1,120,958

      Debenture payable (b)                             125,000

      Dime note payable (c)                                   0

      Notes payable (d)                                 325,000
                                                     ----------

                                                      1,570,958

      Less: Unamortized debt discount                         0
                                                     ----------

                                                      1,570,958

      Less: Current portion                           1,570,958
                                                     ----------

                                                     $       --
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

   c) The Company had been obligated to Dime Commercial Corp. for $704,668 under a term loan. The term loan has been recorded net of a discount of $8,200 as a result of a put warrant. Amortization of discount charged to operations for fiscal year 2003 was $37,089. The loan provided for monthly interest payments based on the prime rate plus four percent. Installments due under the loan began on March 13, 2000 in the amount of $7,722 per month. The loan matured on August 13, 2002 with a balloon payment of $655,000. There was a put warrant granted with the term loan, exercisable at $.25 and having an expiration date of September 1, 2002. In accordance with Emerging Issues Task Force No. 96-13 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock," we had allocated $21,037, to the put warrant and recorded the amount as part of long-term debt as of May 31, 2002. The put warrant expired in August 2002 and the remaining recorded value of such warrant was recorded as a contribution to equity. The note was collateralized by all of Novex's property, plant and equipment at the Clifton facility. As of May 31, 2003, the Company was not in compliance with several of the financial covenants and has not received a waiver from the bank. Therefore, long-term debt was classified in the balance sheet as current liabilities.

      In March 2002, Dime Commercial Corp. commenced a legal action against Novex to secure payment on the two outstanding notes and a separate action to seek foreclosure on the real property in an attempt to force the company to pay-off the notes in a reasonable time period. In April 2003 Dime received a judgment for $1,336,000 and a judgment in foreclosure on Novex's real property, which was conveyed to Dime, along with Novex's personal tangible property located at the real property on July 1, 2003 in what Novex believed to be full satisfaction of the judgment. On January 16, 2004, Novex, certain directors, officers and key shareholders of Novex common stock signed a definitive settlement agreement.

   d) In May and June 2002, the Company raised $325,000 from outside investors. The note payable bears interest at 10% per annum and the principal plus accrued interest was due on July 23, 2002, by which time the parties had expected to close a sale-leaseback of Novex's property. In connection with this loan the Company issued 400,000 stock options as consideration for the financing and recorded as debt discount $16,000, of which $1,600 has been expensed. The investors aborted the transaction immediately prior to closing. In April 2004 the investors commenced litigation against Novex ad its president for repayment of the loans.

12.   SHAREHOLDERS' DEFICIENCY

      Preferred Stock

      On August 7, 2000, the Company issued cumulative 10% series A convertible redeemable preferred stock ("series A preferred stock") for $1,281,351 in notes payable plus accrued interest of $109,037. The series A preferred stock had a liquidation preference of $1.00 per share plus declared and unpaid dividends. The series A preferred stock could have been redeemed at the option of the issuer at any time and any number of shares including unpaid dividends until August 7, 2002. Furthermore, the Company had provided the holder with the right to purchase any shares of the Company's common stock offered for sale or securities convertible into its common stock from August 7, 2000 until August 12, 2002. Additionally, the Company could not declare and pay any cash or stock dividends to any other class of equity securities until the series A preferred stock had been redeemed or converted to common stock.

      The series A preferred stock accrued dividends at a rate of 10% per year and on each anniversary date of the issuance of these shares the Company was to have issued one additional share of series A preferred stock for each one-dollar amount of unpaid dividends payable.

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

      On September 3, 2003, The Sherwin-Williams Company ("Sherwin") surrendered for cancellation all of its 1,000,000 shares of common stock and all of its 1,644,133 shares of preferred stock, including accrued dividends after February 28, 2003. The decision was based solely on Sherwin's review of its mandatory right to convert its preferred shares into common stock pursuant to an agreement reached on August 7, 2000, which upon exercise would have resulted in Sherwin ownng over 90% of the company's common stock. Under the circumstances Sherwin preference was to terminate its entire ownership interest in the Company, versus having to assume a substantial controlling interest in the Company pursuant to the terms and conditions of the August 7, 2000 agreement.

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

      c.    Equity transactions during fiscal year 2004 were as follows:

                  o The Sherwin Williams Company surrendered for cancellation all of its 1,000,000 shares of common stock ad all of its 1,644,133 shares of preferred stock including accrued dividends after May 31, 2002 paid with preferred stock.

                  o The Company terminated all of its preferred stock having had a liquidation preference of $1.00 per share on a face value of $1,644,133 and has reduced its o issued and outstanding common stock by 1,000,000 shares to 25,245,187, resulting in a contribution to capital in the amount of $1 million. The recorded values of the preferred shares and common shares have been recorded as contributed capital

13.   STOCK OPTIONS

      The following table summarizes the activity with regard to options and warrants for the years ended May 31, 2003 and 2004. No options or warrants were granted, cancelled or exercised in fiscal 2004.

                      Stock Options                                        Warrants
      ----------------------------------------------   -----------------------------------------------
         Shares      Exercise Price    Exercisable         Shares       Exercise Price   Exercisable
      ------------   --------------   --------------   --------------   --------------   ------------
         1,773,424    0.07 - 0.50       1,773,424          810,365       0.20 - 20.00       810,365

14.   COMMITMENTS AND CONTINGENCY

      a. The Company leased an automobile, telecommunication and reproduction equipment under long-term lease agreements. These lease agreements require cumulative monthly payments of approximately $880 per month for the terms of the respective leases expiring between December 2003 and February 2004. All leases expired, without renewal, and no further commitments exist.

            Total rental expenses for the years ended May 31, 2004 and 2003 was approximately $883 and $1,000, respectively. The Company currently operates within the home of the CFO/CEO and no rent is accrued or paid for such use.

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

      e. The Company is involved in several lawsuits arising from the non-payment of recorded payables.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Novex has engaged the certified public accounting firm of Radin, Glass & Co., LLP as its outside auditors to audit the company's annual financial statements for the fiscal year ending May 31, 2004 and has had no disagreements with them.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The following provides certain information concerning the directors and executive officers of Novex and its subsidiaries as of May 31, 2004.

Name                            Aqe                     Position
----                            ---                     --------

William K. Lavin                60                Chairman, Secretary

Daniel W. Dowe                  42                Director, President
                                                  and Chief Executive Officer

Edward J. Malloy                68                Director

Kevin DeMatteis                 40                Director

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

Item 11. Executive Compensation

The following table shows all remuneration in excess of $100,000 paid by Novex and its subsidiaries through May 31, 2004, to all directors and officers:

                                     Table 1

                           Summary Compensation Table

                                                                                    Long-Term Compensation
                  Annual compensation                                               Awards          Payouts
                  -------------------                                               ------          -------
                                                                        Securities
Name                                        Other          Restricted   Underlying                   All
and                                         Annual         Stock        Options                      Other
Principal               Salary     Bonus    Compensation   Awards       SARs                 LTIP    Compensation
Position      Year       ($)        ($)     ($)            (#)          (#)         Payout   ($)     ($)
-------------------------------------------------------------------------------------------------------------------
Daniel Dowe
President     2004    $180,000
(1)(2)        2003    $180,000
              2002    $180,000

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

Item 12. Security Ownership of Certain Beneficial Owners

                        DIRECTORS AND EXECUTIVE OFFICERS

The following table shows the amount of common stock owned as of May 31, 2004 by each director and officer and affiliates and by all directors and officers as a group. Each individual has beneficial ownership of the shares which are subject to unexercised stock options and stock warrants held by him, and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned:

                                     Table 1

         Security Ownership of Certain Beneficial Owners and Management

                                     Amount and Nature
Name and Address                       of Beneficial               Percent of
of Beneficial owner (1)                 Ownership(2)                Class(2)
-----------------------              -----------------             ----------

Daniel W. Dowe                            2,869,690                   11.00%
Director, President, (4)

William K. Lavin                            105,316                    1.22%
Chairman, Secretary(5)

Kevin DeMatties, Director                   200,000                    1.00%

Edward J. Malloy, Director (6)               65,316                     .33%
                                          ---------                   ------

All Directors and Officers
as a group                                3,240,322                   12.85%
                                          =========                   =====

A. The class includes stock options and stock warrants granted to the directors and officers before May 31, 2003 which are deemed by Novex to be acquirable by the beneficial owner within 60 days of the date of this Form 10-KSB by exercise of the option or warrant. As of May 31, 2004 there were 25,245,187 shares issued and outstanding and 25,795,187 on a fully diluted basis. Percentages are stated on a fully diluted basis.

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

                 Security Ownership of Certain Beneficial Owners
                                (Non-Management)

                                     Amount and Nature
Name and Address                       of Beneficial               Percent of
of Beneficial owner                     Ownership(1)                 Class(1)
-----------------------              -----------------             ----------

Not Applicable.

Item 13. Certain Relationships and Related Transactions

In August 2001, Mr. Dowe's spouse, Janet L. Dowe became an employee of the company serving in an administrative capacity. On occasion, Mrs. Dowe renders legal and administrative services to Novex. Any payments to Mrs. Dowe for legal services rendered to Novex are approved by the Board of Directors, except for Mr. Dowe who was not entitled to vote on these matters.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

      The aggregate fees billed and unbilled for the fiscal year ended May 31, 2004, and 2003 for professional services rendered by our principal accountants for the audits of our annual financial statements, and the review or our financial statements included in our quarterly reports on Form 10-QSB were approximately $15,000 and $27,500, respectively.

Tax and Other Fees

      There aggregate fees billed for the fiscal years ended May 31, 2004 and 2003 for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns was $-0-.

Approval of Non-Audit Services and Fees

      We did not have independent directors or an audit committee during fiscal 2004 or 2003. We plan to form an Audit Committee consisting solely of independent directors and, consistent with SEC policies and guidelines regarding audit independence, the audit Committee will be responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A)         The financial statements and supplementary data are included in Part
            II Item 8

None.

(B) Exhibits to be incorporated herein by reference:

Exhibit
   No.        Description of Exhibit
--------      ----------------------

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

99.1          Battista Agreement

99.2          Supercrete N/A Limited Agreement dated December 20, 1996

(B) Exhibits filed herein:

21            Subsidiaries of Novex

31 Certification of Principle Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

NOVEX SYSTEMS INTERNATIONAL , INC.


By: /ss/ Daniel W. Dowe
   ----------------------------------
   Daniel W. Dowe, Chief Executive Officer
   And Chief Financial Officer

Dated: October 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:

                                                         Dated
                                                    ----------------


  /ss/ Daniel W. Dowe              Director         October 14, 2004
----------------------------
Daniel W. Dowe


 /ss/ William K. Lavin             Director         October 14, 2004
----------------------------
William K. Lavin


 /ss/ Edward J. Malloy             Director         October 14, 2004
----------------------------
Edward J. Malloy


 /ss/ Kevin DeMatteis              Director         October 14, 2004
----------------------------
Kevin DeMatteis