Form 10QSB
period 2004-08-31
NOVEX SYSTEMS INTERNATIONAL INC
filed 2004-11-12
CIK 945634

FORM 10-QSB

                                  UNITED STATE
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2004.

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

Securities registered pursuant to Section 12(g) of the Act:

                                                   Name of each exchange on
     Title of each class                                which registered
     -------------------                                ----------------
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

The company had 25,245,187 shares of its $.001 par value common stock and no shares of its $.001 par value preferred stock issued and outstanding on August 31, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K                                      Incorporated Document
---------------------                                      ---------------------
None

                        NOVEX SYSTEMS INTERNATIONAL, INC.

                                      Index

                                                                           Page
                                                                           ----

Part I   Financial Information

Item 1.  Financial Statements (Unaudited)

         Balance Sheet as of August 31, 2004 ...............................F-1

         Statements of Operations for the
         three months ended August 31, 2004 and
         August 31, 2003....................................................F-2

         Statements of Cash Flows for the
         three months ended August 31, 2004 and
         August 31, 2003....................................................F-3

         Notes to Financial Statements .....................................F-4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................1

Item 3.  Controls and Procedures..............................................3

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

Item 4.  Submission of Matters to a Vote of Security Holders..................4

Item 5.  Other Information....................................................4

Item 6.  Exhibits and Reports on Form 8-K.....................................4

                                     PART I

                                                                            Page
                                                                            ----
Part I   Financial Information

Item 1.  Financial Statements (Unaudited)

         Balance Sheet as of August 31, 2004 ................................F-1

         Statements of Operations for the
         three months ended August 31, 2004 and
         August 31, 2003.....................................................F-2

         Statements of Cash Flows for the
         three months ended August 31, 2004 and
         August 31, 2003.....................................................F-3

         Notes to Financial Statements ......................................F-4

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                                  BALANCE SHEET
                                 August 31, 2004

                                     ASSETS

CURRENT ASSETS:

    Cash                                                                $     21,100
    Royalty/Licensee receivable                                               17,912
                                                                        ------------

         Total Current Assets                                                 39,012

INTANGIBLES - at cost, net                                                   528,555
                                                                        ------------

                                                                        $    567,567
                                                                        ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

    Current portion of long term debt                                   $  1,570,958
    Accounts payable                                                         445,299
    Loans payable - shareholder                                              156,183
    Accrued expenses and other current liabilities                           514,864
    Accrued payroll taxes                                                    403,677
                                                                        ------------

         Total Current Liabilities                                         3,090,981
                                                                        ------------

COMMITMENTS AND CONTINGENCY                                                       --

SHAREHOLDERS' DEFICIENCY:
    Preferred stock - $0.001 par value, 10,000,000 shares authorized,
       0 shares issued and outstanding                                            --
    Common stock - $0.001 par value, 40,000,000 shares authorized
       25,245,187 shares issued and outstanding                               25,245
    Additional paid-in capital                                             8,058,400
    Accumulated deficit                                                  (10,607,059)
                                                                        ------------

          Total shareholders' deficiency                                  (2,523,414)
                                                                        ------------

                                                                        $    567,567
                                                                        ============


                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS

                                                  Three Months Ended August 31,
                                                  -----------------------------
                                                        2004           2003
                                                        ----           ----
                                                     Unaudited      Unaudited
ROYALTY REVENUE                                          55,276         75,804
COST OF GOODS SOLD                                            0              0
                                                    -----------    -----------
GROSS PROFIT                                             55,276         75,804

SELLING, GENERAL AND ADMINISTRATIVE                     115,139         62,149
                                                    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                           (59,863)        13,655
                                                    -----------    -----------

OTHER INCOME( EXPENSES):
    Interest expense                                    (41,380)       (40,986)
    Gain on property conveyance                               0        393,500
                                                    -----------    -----------
        OTHER EXPENSES, net                             (41,380)       352,514
                                                    -----------    -----------

NET INCOME (LOSS)                                      (101,243)       366,169

Less:  Preferred stock dividend                               0        (45,214)
                                                    -----------    -----------

NET INCOME (LOSS) TO COMMON SHAREHOLDERS               (101,243)       320,955

INCOME (LOSS) PER COMMON SHARE, basic and diluted   $     (0.00)   $       .01
                                                    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING, basic and diluted            25,245,187     26,245,187
                                                    ===========    ===========

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                            Three Months ended August 31,
                                                                            -----------------------------
                                                                                 2004          2003
                                                                                 ----          ----
                                                                              (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income (loss)                                                 $  (101,243)  $   366,169
            Adjustments to reconcile net income (loss) to net cash
                 provided by (used in) operating activities:
                     Amortization of goodwill                                      12,628        12,628
                     Gain on property conveyance                                       --      (393,500)
                     Reversal of excess accruals                                       --       (25,203)
            Changes in assets and liabilities, net of the effect from
                 acquisition:
                     Accounts receivable                                               --        68,169
                     Royalty/Licensee receivable                                   18,501       (21,844)
                     Accounts payable                                              22,173        (6,709)
                     Accrued expenses and other current liabilities                63,001       (25,373)
                     Accrued payroll taxes                                             --        19,774
                                                                              -----------   -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                15,060        (5,889)
                                                                              -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:                                                  --            --
                                                                              -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                 Proceeds from loans payable - shareholders                         5,861        26,308
                                                                              -----------   -----------

NET INCREASE IN CASH                                                               20,920        20,419

CASH AT BEGINNING OF YEAR                                                             180         3,165
                                                                              -----------   -----------

CASH AT END OF PERIOD                                                         $    21,100   $    23,584
                                                                              ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
            Cash paid during the period for:
                     Interest                                                 $        --   $    40,986
                                                                              ===========   ===========
                     Income taxes                                                      --            --
                                                                              ===========   ===========
            Non-cash flow and investing and financing activities:
                     Foreclosure of property and equipment                             --       767,298
                                                                              ===========   ===========
                     Reversal of accrued liabilities related to foreclosure            --        72,113
                                                                              ===========   ===========
                     Satisfaction of bank debt via foreclosure                         --     1,118,686
                                                                              ===========   ===========

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       THREE MONTHS ENDED AUGUST 31, 2004
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements of Novex Systems International, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the three months ended August 31, 2004 are not necessarily indicative of the results that may be expected for the year ending May 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2004. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.    GOING CONCERN

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, and has a negative working capital and shareholder deficiency as of August 31, 2004. The Company is also in arrears with paying payroll taxes by several months. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to achieve their business plans. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.    STOCK-BASED COMPENSATION

      The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion 25, (APB25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation - Transition and Disclosure, requires the companies, which do not elect to account for stock-based compensation as prescribed by this statement, to disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted. No options or warrants have been granted to employees, officers and directors during fiscal year ended 2004 and through August 31, 2004.

c.    RECENT ACCOUNTING PRONOUNCEMENTS

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

      Throughout 2003, the FASB released numerous proposed and final FASB Staff Positions (FSPs) regarding FIN 46, which both clarified and modified FIN 46's provisions. In December 2003, the FASB issued Interpretation No. 46 (FIN 46-R), which will replace FIN 46 upon its effective date. FIN 46-R retains many of the basic concepts introduced in FIN 46; however, it also introduces a new scope exception for certain types of entities that qualify as a "business" as defined in FIN 46-R, revises the method of calculating expected losses and residual returns for determination of the primary beneficiary, includes new guidance for assessing variable interests, and codifies certain FSPs on FIN 46. FIN 46-R does not have a material impact on the Company's Financial Statements.


3.    GAIN ON PROPERTY CONVEYANCE

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

5.    DEBT AND EQUITY TRANSACTION

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

6.    INTANGIBLES

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-QSB. The Financial Statements for the three month period ending August 31, 2004, included in this Form 10-QSB are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Three months ending August 31, 2004 vs. August 31, 2003

      In the three month period ended August 31, 2004, Novex had net sales of $55,276 versus $75,804 in the corresponding three month period in 2003. Cost of goods sold in this period for each of 2004 and 2003 was $0 which generated a gross margin of 100%. On February 1, 2003, Novex entered into an exclusive licensing agreement with CGM, Inc., whereby CGM fulfills all orders for products sold under the trade names that Novex continues to own and thereafter pays Novex a cash royalty on sales ("Licensing Agreement"). All royalty payments are based on actual sales in the previous month and are paid on a monthly basis.

      In this three month period, Novex recorded a loss from operations of $59,863 and a net loss to common shareholders of $101,243. For the same period in 2003, the company recorded a net profit which was attributable primarily to a one time gain on the disposition of assets of $393,500. In April 2003 Dime received a judgment for $1,336,000 and a judgment in foreclosure on Novex's real property, which was conveyed to Dime, along with Novex's personal tangible property located at the real property on July 17, 2003 in what Novex believed to be full satisfaction of the judgment. On January 16, 2004, Novex, certain directors, officers and key shareholders of Novex common stock signed a definitive settlement agreement. Upon the transfer of the property and equipment in July 2003, the related costs and accumulated depreciation were eliminated from the accounts and the gain was reflected in operations.

      In the three month period, Novex incurred financing charges of $41,380. Until Novex can either refinance its outstanding debt, or merge with another company which will include a refinancing of the debt, it will continue to accrue inordinate debt charges. In lieu of converting its redeemable convertible preferred shares into common stock, on September 3, 2003, The Sherwin- Williams Company forfeited its ownership of all preferred shares of Novex, including all accrued and unpaid dividends that were payable in-kind in additional shares of preferred stock. This forfeiture terminated all future dividends and has since lowered the financing charges.

      Selling, general and administrative charges in this three month period were $115,139 versus $62,149 in the corresponding three month period in 2003.

      On August 31, 2004, Novex had $39,012 in current assets which consisted primarily of inventory of royalty receivables of $17,912 and cash of $21,100. Novex also has intangible assets of $528,555, which represents the book value of its trademarks, trade names and customer list, which collectively are the assets that generate the royalty income that the company earns.

Liquidity and Financial Resources at February 28, 2004

      As of August 31, 2004 Novex had $3,090,980 in current liabilities, which includes loans (including interest) that are now due totaling $2,183,982 which were used to fund the Company's operations. It had accounts payable of $445,299 and accrued taxes of $403,677.

      Of the principal loans outstanding, $1,061,000 is held by one person that has properly perfected security interest against Novex's remaining assets, being all its intangible property.

      Novex is planning to increase its royalty revenue and use excess cash proceeds to pay down its debt while it continues to pursue a new business that could be merged with Novex. With any merger Novex will seek to refinance its debt by either paying off all debt in cash or an offer of cash and stock. Although Novex is required to carry its intangible property at a net value of $528,555, it believes that the fair market value for these assets are $1,500,000. Assuming another business could be merged into Novex with all of Novex's current expenses being applied to the new business, the royalty payments, even if not improved, would produce $30,000 on average of monthly cash flow, which under current valuation methods to for measuring the worth of a business would merit a value of $1,500,000. As such, Novex believes that a refinancing that would enable creditors to receive cash and some additional equity in the company will eliminate all debts.

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

Item 3. Controls and Procedures

(1)   Evaluation of Disclosure Controls and Procedures

      Within the 90 days prior to the date of this report, the Company carried out an evluation, under the supervision and with the participation of the Company's management, including the Company's President and Acting Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the President and Acting Treasurer concluded that the Company's disclosure controls and procedures are effective in timely alerting the Company to material information required to be included in the company's periodic SEC filings relating to the Company.

(2)   Changes in Internal Controls

      There were no significant changes in the Company's internal controls or in the other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

Part II Other Information

Item 1. Legal Proceedings

      On June 18, 2004 the settlement agreement with Dime was released from escrow. Dime Commercial Corp. v. Novex Systems International, Inc., Superior Court of New Jersey, Docket No. PAS-L-1577-2.

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

Item 2. Changes in Securities. None.

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

Date: November 12, 2004