Form 10QSB
period 2004-11-30
NOVEX SYSTEMS INTERNATIONAL INC
filed 2005-02-23
CIK 945634

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004
                                       or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________TO________.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

        New York                    0-26112                      41-1759882
 State of Jurisdiction)           (Commission                  (IRS Employer
                                  File Number)               Identification No.)

      67 Wall Street New York, New York                            10005
   (Address of Principal Executive offices)                      (Zip Code)

Registrant's telephone number, including area code 914-337-0848

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes |X| No |_|.

The Company had 25,245,187 shares of its $.001 par value common stock and 0 shares of its $.001 par value preferred stock issued and outstanding on November 30, 2004.

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

                  Balance Sheet as of November 30, 2004 ...................................F-1

                  Statements of Operations for the
                  six months and three months ended November 30, 2004 and
                  November 30, 2003........................................................F-2

                  Statements of Cash Flows for the
                  six months ended November 30, 2004 and
                  November 30, 2003........................................................F-3

                  Notes to Financial Statements ...........................................F-4

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................................1

Item 3.  Controls and Procedures.............................................................3

Part II  Other Information

Item 1.  Legal Proceedings...................................................................4

Item 2.  Changes in Securities...............................................................4

Item 3.  Defaults Upon Senior Securities.....................................................4

Item 4.  Submission of Matters to a Vote of Security Holders.................................4

Item 5. Other Information....................................................................4

Item 6.  Exhibits and Reports on Form 8-K....................................................4

PART I                                                                                Page No.
                                                                                      --------
Item 1.  Financial Information (Unaudited)

Item 1.  Financial Statements (Unaudited)

                  Balance Sheet as of November 30, 2004 ...................................F-1

                  Statements of Operations for the
                  six months and three months ended November 30, 2004 and
                  November 30, 2003........................................................F-2

                  Statements of Cash Flows for the
                  six months ended November 30, 2004 and
                  November 30, 2003........................................................F-3

                  Notes to Financial Statements ...........................................F-4

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                                  BALANCE SHEET
                                November 30, 2004

                                     ASSETS

CURRENT ASSETS:                                                               Unaudited

    Cash                                                                    $      9,111
    Royalty/Licensee receivable                                                   14,505
                                                                            ------------

         Total Current Assets                                                     23,616

INTANGIBLES - at cost, net                                                       515,926
                                                                            ------------

                                                                            $    539,542
                                                                            ============

                        LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

    Current portion of long term debt                                       $  1,570,958
    Accounts payable                                                             442,241
    Loans payable - shareholder                                                  171,283
    Accrued expenses and other current liabilities                               578,398
    Accrued payroll taxes                                                        403,677
                                                                            ------------

         Total Current Liabilities                                             3,166,557
                                                                            ------------

COMMITMENTS AND CONTINGENCY                                                           --

SHAREHOLDERS' DEFICIENCY:
    Preferred stock - $0.001 par value, 10,000,000 shares authorized,
       0 shares issued and outstanding                                                --
    Common stock - $0.001 par value, 40,000,000 shares authorized
       25,245,187 shares issued and outstanding                                   25,245
    Additional paid-in capital                                                 8,058,400
    Accumulated deficit                                                      (10,710,660)
                                                                            ------------

          Total shareholders' deficiency                                      (2,627,015)
                                                                            ------------

                                                                            $    539,542
                                                                            ============

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS

                                                    Three Months Ended November 30,    Six Months Ended November 30,
                                                    -------------------------------    ------------------------------
                                                       2004                2003           2004               2003
                                                       ----                ----           ----               ----
                                                     Unaudited           Unaudited      Unaudited          Unaudited
ROYALTY REVENUE                                          43,282              54,893         98,557            130,697
COST OF GOODS SOLD                                            0                   0              0                  0
                                                    -----------         -----------    -----------        -----------
GROSS PROFIT                                             43,282              54,893         98,557            130,697

SELLING, GENERAL AND ADMINISTRATIVE                     108,613              32,334        237,742             94,483
                                                    -----------         -----------    -----------        -----------

INCOME (LOSS) FROM OPERATIONS                           (65,331)             22,559       (139,185)            36,214
                                                    -----------         -----------    -----------        -----------

OTHER INCOME( EXPENSES):
    Interest expense                                    (40,108)            (43,379)       (81,489)           (84,365)
    Gain on property conveyance                          15,821                   0         15,821            393,500
                                                    -----------         -----------    -----------        -----------
        OTHER EXPENSES, net                             (24,287)            (43,379)       (65,668)           309,135
                                                    -----------         -----------    -----------        -----------

NET INCOME (LOSS)                                       (89,618)            (20,820)      (204,853)           345,349

Less:  Preferred stock dividend                               0                   0              0             45,214
                                                    -----------         -----------    -----------        -----------

NET INCOME (LOSS) TO COMMON SHAREHOLDERS                (89,618)            (20,820)      (204,853)           300,135

INCOME (LOSS) PER COMMON SHARE, basic and diluted   $     (0.00)        $     (0.00)   $     (0.01)       $      0.01
                                                    ===========         ===========    ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING, basic and diluted            25,245,187          25,245,187     25,245,187         25,261,854
                                                    ===========         ===========    ===========        ===========

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                              Six Months ended November 30,
                                                                              -----------------------------
                                                                                 2004              2003
                                                                                 ----              ----
                                                                              (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income (loss)                                                 $  (204,843)      $   345,349
            Adjustments to reconcile net income (loss) to net cash
                 provided by (used in) operating activities:
                     Amortization of goodwill                                      25,256            25,256
                     Gain on property conveyance                                       --          (393,500)
                     Reversal of excess accruals                                       --           (12,204)
            Changes in assets and liabilities, net of the effect from
                 acquisition:
                     Accounts receivable                                               --            68,169
                     Royalty/Licensee receivable                                   21,908           (29,177)
                     Accounts payable                                              19,115            (4,219)
                     Accrued expenses and other current liabilities               126,534           (20,311)
                     Accrued payroll taxes                                             --            21,954
                                                                              -----------       -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               (12,030)            1,317
                                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:                                                  --                --
                                                                              -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                 Proceeds from loans payable - shareholders                        20,961                44
                                                                              -----------       -----------

NET INCREASE IN CASH                                                                8,931             1,361

CASH AT BEGINNING OF YEAR                                                             180             3,165
                                                                              -----------       -----------

CASH AT END OF PERIOD                                                         $     9,111       $     4,526
                                                                              ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
            Cash paid during the period for:
                     Interest                                                 $        --       $    74,445
                                                                              ===========       ===========
                     Income taxes                                                      --                --
                                                                              ===========       ===========
            Non-cash flow and investing and financing activities:
                     Foreclosure of property and equipment                             --           767,298
                                                                              ===========       ===========
                     Reversal of accrued liabilities related to foreclosure            --            72,113
                                                                              ===========       ===========
                     Satisfaction of bank debt via foreclosure                         --         1,118,686
                                                                              ===========       ===========
                     Contribution of preferred and common equity              $        --       $ 1,645,133
                                                                              ===========       ===========

                       See notes to financial statements.

                        NOVEX SYSTEMS INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       SIX MONTHS ENDED NOVEMBER 30, 2004
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements of Novex Systems International, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the six months ended November 30, 2004 are not necessarily indicative of the results that may be expected for the year ending May 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2004. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.    GOING CONCERN

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, and has a negative working capital and shareholder deficiency as of November 30, 2004. The Company is also in arrears with paying payroll taxes by several months. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to achieve their business plans. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.    STOCK-BASED COMPENSATION

      The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion 25, (APB25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for

      Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation - Transition and Disclosure, requires the companies, which do not elect to account for stock-based compensation as prescribed by this statement, to disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted. No options or warrants have been granted to employees, officers and directors during fiscal year ended 2004 and through November 30, 2004.

c.    NEW ACCOUNTING PRONOUNCEMENTS

      FASB 151 - Inventory Costs

      In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

      FASB 152 - Accounting for Real Estate Time-Sharing Transactions

      In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
      (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

      FASB 153 - Exchanges of Non-monetary Assets

      In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similiar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

      FASB 123 (revised 2004) - Share-Based Payments

      In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

      A nonpublic entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances.

      A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement.

      The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).

      Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in-capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

      The notes to the financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

      The effective date for public entities that do not file as small business issuers will be as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company. Management believes the effects of adopting this revision to FASB 123, will approximate recording those amounts currently reported as compensation herein on a pro-forma basis as allowed under FASB 123.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-QSB. The Financial Statements for the six month period ending November 30, 2004, included in this Form 10-QSB are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Six months ending November 30, 2004 vs. November 30, 2003

In the six month period ended November 30, 2004, Novex had net sales of $98,557 versus $130,697 in the corresponding six month period in 2003. Cost of goods sold in this period was $0 which generated a gross margin of 100% due to the new business format that the Company entered into with the Licensing Agreement (see below).

On February 1, 2003, Novex entered into an exclusive licensing agreement with CGM, Inc., whereby CGM fulfills all orders for products sold under the trade names that Novex continues to own and thereafter pays Novex a cash royalty on sales ("Licensing Agreement"). All royalty payments are based on actual sales in the previous month and are paid on a monthly basis.

In this period, Novex recorded a loss from operations of $139,185 and a net loss to common shareholders of $204,843. Novex generated $81,488 in financing charges in the six month period. Novex intends to recapitalize its balance sheet as part of its business plan to acquire a larger operating business which will included the retirement of all outstanding debt pursuant to a debt repayment plan the Novex will submit to creditors on or before March 1, 2005. (See Subsequent Events).

Novex incurred selling, general and administrative costs of $237,742 which included accrued expenses of $130,000 for officer salaries that were not paid in the period and will likely be satisfied as part of Novex' recapitalization plans and $25,256 of non-cash amortization charges.

In the prior six month period ending November 30, 2003, Novex recorded a net profit of $36,214 and net income to shareholders of $345,349. This was attributable primarily to a one time gain on the disposition of assets of $393,500. On July 1, 2003, Novex's former bank, Washington Mutual (formerly Dime Commercial Corp.) ("Dime") took title to the Novex former manufacturing facility in Clifton, New Jersey as satisfaction of all debt owed to Dime.

On November 30, 2004, Novex had $23,616 in current assets, which consisted of royalty receivables of $14,505 and cash of $9,111. Novex also has intangible assets of $515,927, which represents the book value of its trademarks, trade names and customer list which are the assets that generate the royalty income that the company earns.

Three months ending November 30, 2004 vs. November 30, 2003

In the three month period ended November 30, 2004, Novex had net sales of $43,282 versus $54,893 in corresponding three month period in 2003. Net loss from operations was $49,511 and net loss to shareholders was $89,618. In the corresponding three month period ending November 30, 2003, Novex generated a profit from operations of $22,559 and a loss to shareholders of $20,820.

Liquidity and Financial Resources at November 30, 2004

As of November 30, 2004 Novex had $3,090,981 in current liabilities. Of this amount, $2,242,005 is due to four shareholders that loaned funds to the company since 1998. The remaining liabilities are account payable of $445,299 and various taxes payable of $403,677.

Subsequent Events

At a duly noticed meeting of shareholders held on January 28, 2005, shareholders owning 65.1% of the outstanding common stock of the Company voted in favor of all four proposals noticed for vote and meeting. With the conclusion of the shareholders meeting, Novex will amend its certificate of incorporation to increase its authorized common stock to 100,000,000 shares of $.001 par value stock and change its name to American Home Foods, Inc. The Company plans to file this amendment as part of an acquisition that it intends to complete in the Spring, which filing shall correspond with the Novex' filing with NASDAQ of a notice of name change and a reverse split of its common stock on a one for seven (1 for 7) basis.

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

Part II Other Information

Item 1. Legal Proceedings

All litigation between Dime Commercial Corp. and Novex has resolved and the company has filed a duly executed satisfaction of judgment in June, 2004.

Some small vendor accounts have commenced actions against Novex to secure payments on aged accounts payable and the company does not believe these actions would have materially adverse consequences to the company, since more senior creditors have priority rights to Novex's collateral and no other creditors can threaten the company or its assets without the approval of these senior creditors. Since the Bridge Note holder is working with the Company to effect a recapitalization and acquisition transaction, Novex intends to address all outstanding debt in its recapiatlization plan that is being circulated to debt holders on or before March 1, 2005.

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

NOVEX SYSTEMS INTERNATIONAL, INC.


By: /ss/ Daniel W. Dowe
   ------------------------------------
    Daniel W. Dowe
    President and Acting Treasurer

Date: February 21, 2005