Form 10QSB
period 2005-02-28
American Home Food Products, Inc.
filed 2005-04-20
CIK 945634

FORM 10-QSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

AMERICAN HOME FOOD PRODUCTS INC.

(Formerly Novex Systems International Inc.)

(Exact name of registrant as specified in its charter)

New York	0-26112	41-1759882
State of Jurisdiction)	(Commission File Number)	(IRS Employer Identification No.)

67 Wall Street	New York, New York	10005
(Address of Principal Executive offices)		(Zip Code)

Registrant’s telephone number, including area code 973-777-2307

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No__ .

The Company had 25,245,187 shares of its $.001 par value common stock and 0 shares of its $.001 par value preferred stock issued and outstanding on February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q	Incorporated Document

Part II, Item 6	Form 8-K dated February 21, 2005

AMERICAN HOME FOOD PRODUCTS, INC.

(formerly Novex Systems International, Inc.)

ii

PART I

Page No.

Item 1. Financial Information (Unaudited)

Item 1. Financial Statements (Unaudited)

Balance Sheet as of February 28, 2005	F-1

Statements of Operations for the
nine months and three months ended February 28, 2005 and
February 29, 2004	F-2

Statements of Cash Flows for the
nine months ended February 28, 2005 and
February 29, 2004	F-3

Notes to Financial Statements	F-4

iii

AMERICAN HOME FOOD PRODUCTS, INC.
(FORMERLY NOVEX SYSTEMS INTERNATIONAL, INC.)
BALANCE SHEET
February 28, 2005
(unaudited)

ASSETS

CURRENT ASSETS:

Cash	$14,890
Royalty/Licensee receivable	19,817

Total Current Assets	34,707

INTANGIBLES - at cost, net	503,298

$538,005

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Current portion of long term debt	$1,581,169
Accounts payable	427,501
Loans payable - shareholder	191,864
Accrued expenses and other current liabilities	634,996
Accrued payroll taxes	409,363

Total Current Liabilities	3,244,893

COMMITMENTS AND CONTINGENCY	—

SHAREHOLDERS’ DEFICIENCY:
Preferred stock - $0.001 par value, 10,000,000 shares authorized,
0 shares issued and outstanding	—
Common stock - $0.001 par value, 100,000,000 shares authorized
25,245,187 shares issued and outstanding	25,245
Additional paid-in capital	8,058,400
Accumulated deficit	(10,790,533)

Total shareholders’ deficiency	(2,706,888)

$538,005

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
(FORMERLY NOVEX SYSTEMS INTERNATIONAL, INC.)
STATEMENTS OF OPERATIONS

	Three Months Ended February 28,		Nine Months Ended February 28,

	2005	2004	2005	2004
	Unaudited	Unaudited	Unaudited	Unaudited

ROYALTY REVENUE	57,893	40,650	156,450	171,347
COST OF GOODS SOLD	0	0	0	0

GROSS PROFIT	57,893	40,650	156,450	171,347

SELLING, GENERAL AND ADMINISTRATIVE	112,571	104,484	336,323	198,967

INCOME (LOSS) FROM OPERATIONS	(54,678)	(63,834)	(179,873)	(27,620)

OTHER INCOME( EXPENSES):
Interest expense	(39,175)	(44,386)	(120,664)	(128,751)
Gain on property conveyance	0	0	15,821	393,500

OTHER EXPENSES, net	(39,175)	(44,386)	(104,843)	264,749

NET INCOME (LOSS)	(93,853)	(108,220)	(284,716)	237,129

Less: Preferred stock dividend	0	0	0	45,214

NET INCOME (LOSS) TO COMMON SHAREHOLDERS	(93,853)	(108,220)	(284,716)	191,915

INCOME (LOSS) PER COMMON SHARE, basic and diluted	$(0.00)	$(0.00))	$(0.01)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, basic and diluted	25,245,187	25,245,187	25,245,187	25,745,187

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
(FORMERLY NOVEX SYSTEMS INTERNATIONAL, INC.)
STATEMENTS OF CASH FLOWS

	Nine Months ended February 28,

	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(284,716)	$237,129
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Amortization of goodwill	37,884	37,884
Gain on property conveyance	—	(393,500)
Reversal of excess accruals	—	(12,204)
Changes in assets and liabilities, net of the
effect from acquisition:
Accounts receivable	—	68,169
Royalty/Licensee receivable	16,596	(13,385)
Accounts payable	4,374	97,513
Accrued expenses and other current liabilities	193,344	21,722
Accrued payroll taxes	5,686	43,698

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(26,832)	87,026

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - shareholders	41,542	44
Proceeds from debt financing	—	46,959

NET CASH PROVIDED BY FINANCING ACTIVITIES	41,542	47,003

NET INCREASE IN CASH	14,710	134,029

CASH AT BEGINNING OF YEAR	180	3,165

CASH AT END OF PERIOD	$14,890	$137,194

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$74,445

Income taxes	—	—

Non-cash flow and investing and financing activities:
Foreclosure of property and equipment	—	767,298

Reversal of accrued liabilities related to foreclosure	—	72,113

Satisfaction of bank debt via foreclosure	—	1,118,686

Contribution of preferred and common equity	$—	$1,645,133

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.

(Formerly Novex Systems International, Inc.)

NOTES TO FINANCIAL STATEMENTS

NINE MONTHS ENDED FEBRUARY 28, 2005

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of American Home Food Products, Inc. (formerly Novex Systems International, Inc.) (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the nine months ended February 28, 2005 are not necessarily indicative of the results that may be expected for the year ending May 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2004. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, and has a negative working capital and shareholder deficiency as of February 28, 2005. The Company is also in arrears with paying payroll taxes by several months. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to achieve their business plans. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.	STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion 25, (APB25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation – Transition and Disclosure, requires the companies, which do not elect to account for stock-based compensation as prescribed by this statement, to disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted. No options or warrants have been granted to employees, officers and directors during fiscal year ended 2004 and through February 28, 2005.

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

FASB 152 – Accounting for Real Estate Time-Sharing Transactions

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

FASB 153 – Exchanges of Non-monetary Assets

In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning afterJune 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 123 (revised 2004) – Share-Based Payments

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.

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

The effective date for public entities that do not file as small business issuers will be as of the beginning of the first fiscal year that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first fiscal year that begins after December 15, 2005. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company. Management believes the effects of adopting this revision to FASB 123, will approximate recording those amounts currently reported as compensation herein on a pro-forma basis as allowed under FASB 123.

3.	GAIN ON PROPERTY CONVEYANCE

In March 2002, Dime Commercial Corp. commenced a legal action against the Company to secure payment on the two outstanding notes and a separate action to seek foreclosure on the real property in an attempt to force the company to pay-off the notes in a reasonable time period. In April 2003 Dime received a judgment for $1,336,000 and a judgment in foreclosure on the Company’s real property. The real property was conveyed to Dime, along with the Company’s personal tangible property located at the real property, all with a recorded value of $767,298, on July 1, 2003 in what the Company believed to be full satisfaction of the judgment. On January 16, 2004, the Company, certain directors, officers and key shareholders of the Company common stock signed a definitive settlement agreement.

4.	ROYALTY AGREEMENT

On January 31, 2003, the Company entered into a licensing agreement, until December 2004, with C.G.M., Inc. of Ben Salem, Pennsylvania (“Licensee”), to manufacture, market and distribute the Company’s Por-Rok, Dash Patch and Sta-Dri products in exchange for monthly royalty payments ranging from 15% to 25% of the net invoice value to the customer. The Licensee purchased at cost the inventory on hand from the Company, payable in three installments through March 31, 2003. Although the Licensee had the right to terminate the agreement within 180 days from the commencement date of the agreement, the Licensee did not exercise that right. Had the Licensee elected to terminate this licensing agreement, the Company would have been obligated to purchase all inventory that cannot be used by the Licensee due to the termination of the licensing agreement. Licensor reserves the right to terminate the licensing agreement for the following reasons; failure to ship a minimum of $375,000 of merchandise in two consecutive quarters, Licensee having become subject to a 50% change in control, Licensee becoming subject to involuntary or voluntary bankruptcy.

5.	DEBT AND EQUITY TRANSACTION

On September 3, 2003, The Sherwin-Williams Company (“Sherwin”) surrendered for cancellation all of its 1,000,000 shares of common stock and all of its 1,644,133 shares of preferred stock, including accrued dividends after February 28, 2003. The decision was based solely on Sherwin’s review of its mandatory right to convert its preferred shares into common stock pursuant to an agreement reached on August 7, 2000, which upon exercise would have resulted in Sherwin owning over 90% of the company’s common stock. Under the circumstances Sherwin preference was to terminate its entire ownership interest in the Company, versus having to assume a substantial controlling interest in the Company pursuant to the terms and conditions of the August 7, 2000 agreement.

Effective September 3, 2003, the Company has terminated all of its preferred shares having had a liquidation preference of $1.00 per share, or a face value of $1,644,133, and has reduced its issued and outstanding common stock by 1,000,000 shares to 25,245,187.

6.	INTANGIBLES

Intangibles arose in connection with the acquisitions of Arm Pro in September 1998, and with the acquisition of Allied / Por-Rok lines in August 1999 and Sta-Dri in August 2000. The intangible assets have been re-characterized pursuant to SFAS 142 from “Goodwill” to be “Intangibles”, since such intangibles are actually comprised of trademarks, acquired proprietary technology and customer lists. These intangibles are being amortized over a fifteen-year life on a straight-line basis. The Company continues to periodically review these long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-QSB. The Financial Statements for the nine month period ending February 28, 2005, included in this Form 10-QSB are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Nine months ending February 28, 2005 vs. February 29, 2004

In the nine month period ended February 28, 2005, the Company had net sales of $156,450 versus $171,347 in the corresponding nine month period in 2004. In both periods the Company generated a gross margin of 100% which is attributable to the Company’s conversion of its business from a manufacturing company into a licensing company. On February 1, 2003, the Company entered into an exclusive licensing agreement with CGM, Inc., whereby CGM fulfills all orders for products sold under the trade names that the Company continues to own and thereafter pays the Company a cash royalty on sales ((Licensing Agreement(). All royalty payments are based on actual sales in the previous month and are paid on a monthly basis.

In this nine month period, the Company recorded a loss from operations of $179,873 and a net loss to common shareholders of $284,716. In the nine month period, the Company incurred financing charges of $120,664. Until the Company can either refinance its outstanding debt, or merge with another company which will include a refinancing of the debt, it will continue to accrue inordinate debt charges. The Company incurred selling, general and administrative costs of $336,323, which included $37,884 of amortization charges and $184,000 of accrued salaries that were unpaid. The Company intends to address the repayment of accrued unpaid obligations as part of its plan to recapitalize the Company upon the execution of a strategic acquisition.

On February 28, 2005, the Company had $34,707 in current assets, which consisted primarily of royalty receivables of $19,817 and cash of $14,890. The Company has intangible assets of $503,298, which represents the book value of its trademarks, trade names and customer list, which collectively are the assets that generate the royalty income that the Company earns.

Three months ending February 28, 2005 vs. February 29, 2004

In the three month period ended February 28, 2005, the Company had net sales of $57,893, versus $40,650 in the corresponding three month period in 2004. The net loss of $93,853 includes $12,000 of amortization charges and $43,500 of accrued unpaid salaries that will be paid pursuant to the Company’s recapitalization plan, as stated above.

Liquidity and Financial Resources at February 28, 2005

As of February 28, 2005 the Company had $3,244,893 in current liabilities. Of this amount, $2,408,029 to four shareholders that loaned funds to the company since 1998. The remaining liabilities are accounts payable of $427,501 and various taxes payable of $409,363. Of the taxes payable a formal waiver of penalties was submitted to the taxing authority and the Company is awaiting a final determination. The Company will also submit a formal offer and compromise petition to avoid the payment of interest on the outstanding taxes. The Company believes it has an adequate legal basis to be granted a waiver of penalties and interest, thereby reducing the debt by approximately $100,000.

Due to the increased interest of privately-held businesses wanting to utilize the benefits of being a publicly-traded entity to execute a growth strategy the value of fully-reporting public entities is approximately $1,000,000. The Company also has an annual royalty stream, payable monthly, which its management estimates to have a market value of approximately $1,200,000. The Company also has a $10,790,533 net operating loss (NOL), which at its fullest utilization could shelter approximately $3,400,000 of corporate income taxes, although the future ownership structure of the Company, assuming it completes a contemplated acquisition and recapitalization, could impair its ability to utilize the full NOL. Altogether, the Company believes it has intrinsic value that will enable it to negotiate a pay-off of its debt through a combination of cash and common stock as part of a recapitalization plan that the Company is seeking to undertake.

Inflation and Changing Prices

The Company does not foresee any risks associated with inflation or substantial price increase in the near future. In addition, the raw materials that are used in the manufacturing of the Company(s products are available locally through many sources and are for the most part commodity products.

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

Going Concern

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company has had negative working capital for each of the last two years ended May 31, 2004 and 2003, however the Company currently has little if any mandatory expenses associated with its operating business and, therefore, can continue to operate, while it seeks new acquisition candidates that will enable the Company to complete its recapitalization plan. Notwithstanding these future plans, which the Company can provide no assurances that they will happen, the current level of liabilities that accumulate through monthly accruals raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 3.	Controls and Procedures

(A)	Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company(s management, including the Company(s President and Acting Treasurer of the effectiveness of the design and operation of the Company(s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the President and Acting Treasurer concluded that the Company(s disclosure controls and procedures are effective in timely alerting the Company to material information required to be included in the Company(s periodic SEC filings relating to the Company.

(B)	Changes in Internal Controls

There were no significant changes in the Company(s internal controls or in the other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

Part II	Other Information

Item 1.	Legal Proceedings

A shareholder and lender to the Company filed a lawsuit in March, 2004 against the Company and its president seeking payment on three loans aggregating $325,000 that were personally guaranteed by the Company(s president. The loans evidence advances that this party made on a real estate sale and leaseback transaction that was to close in 2002, but which the lender unilaterally terminated prior to the closing. The plaintiff has received a judgment which the Company has appealed on grounds that the trial judge erred in its disposition of the case and the Company’s counterclaims against the plaintiff for $900,000.

Some small vendor accounts have commenced actions against the Company to secure payments on aged accounts payable and the Company does not believe these actions would have materially adverse consequences to the Company, since more senior creditors have priority rights to the Company’s collateral and no other creditors can threaten the Company or its assets without the approval of these senior creditors.

Item 2.	Changes in Securities. None.

Item 3.	Defaults Upon Senior Securities.	See Item 1. above.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information.	None.

Item 6. Exhibits and Reports on Form 8-K. On February 21, 2005, the Company held an annual shareholders’ meetings whereby shareholders representing in person or by proxy 65.1% of the Company’s issued and outstanding common stock voted in favor of all four proposals set forth in the definitive proxy statement that was disseminated to all shareholders and is on file with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, American Home Food Products, Inc. has duly caused this report to be signed on its behalf by the undersigned person who is duly authorized to sign on behalf of the Company as its principal executive officer and principal financial officer.

AMERICAN HOME FOOD PRODUCTS, INC.

By: /ss/ Daniel W. Dowe
Daniel W. Dowe
Chief Executive Officer and Chief Financial Officer

Date: April 19, 2005