Form 10KSB
period 2005-05-31
American Home Food Products, Inc.
filed 2005-10-14
CIK 945634

FORM 10-KSB

UNITED STATE
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2005.

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

AMERICAN HOME FOOD PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

New York (State of Jurisdiction)	0-26112 (Commission File Number)	41-1759882 (IRS Employer ID No.)

42 Forest Lane	Bronxville, New York	10708
(Address of Principal Executive offices)		(Zip Code)

Registrant’s telephone number, including area code 914-337-0231

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class Common Stock $.001 par value	Name of each exchange on which registered OTC Electronic Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |_|.

Based on the closing sale price of $.02 on May 31, 2005, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $500,000. The Company had 3,606,455 shares of its $.001 par value common stock and no shares of its $.001 par value preferred stock issued and outstanding on May 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K None	Incorporated Document

AMERICAN HOME FOOD PRODUCTS, INC.

ii

PART I

Item 1. Description of Business

American Home Food Products, Inc. (hereinafter “the Company”) will be subject to numerous and substantial economic, operational and other risks, which should be carefully evaluated. For a more detailed discussion of the risk factors involved in the investment being offered in this offering, see the following Risk Factors. At its Annual Meeting of Shareholders on January 28, 2005, the Company announced a new strategy that it was contemplating to advance the Company from a royalty collecting business into one that engages in the manufacturing and marketing of private label food products. (See Executive Summary). As of the filing date of this Form 10-KSB, the Company was not subject to any agreements to acquire an operating business, although management is pursuing various opportunities.

RISK FACTORS

Historical losses. The Company has recorded net losses for each year of operation. In addition, a significant portion of the Company’s assets are attributable to goodwill. Management will periodically review the recoverability of goodwill to determine if it has been impaired. Events that may cause an impairment would be the Company’s future intentions regarding its operations and the operations forecasted undiscounted cash flows. Any reduction in the value of goodwill would be to the extent that the present value of the expected future cash flows are less than the carrying amount of goodwill. This analysis may result in a complete or partial write-off or acceleration of the amortization period. A write-down of part or all of the goodwill will negatively impact the Company’s current operating results. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and “Financial Statements and Notes.”

Because the Company has no patent protection for its product formulae, its competitors could copy its products and market them under another name which could decrease the Company’s revenues and hamper its ability to achieve profitability. The formulae used to produce the Company’s products are not subject to patents, however the actual trade names for the products are all registered and in good standing. The believes that its products are purchased because of performance and trust and that the brand name provides the greater value to the products. Patent protection would not be warranted in the case of the Company’s products, and could be injurious through the public disclosure of the formulae.

Because our stock is presently considered to be a “penny stock”, the applicability of “Penny Stock Rules” could make it difficult for investors to sell their shares in the future in the secondary trading market. Federal regulations under the Exchange Act regulate the trading of so-called “penny stocks” (the “Penny Stock Rules”), which are generally defined as any security not listed on a national securities exchange or NASDAQ, priced at less than $5.00 per share, and offered by an issuer with limited net tangible assets and revenues. In addition, equity securities listed on NASDAQ that are priced at less than $5.00 per share are deemed penny stocks for the limited purpose of Section 15(b)(6) of the Exchange Act. Therefore, during the time which the common stock is quoted on the NASDAQ OTC Bulletin Board at a price below $5.00 per share, trading of the common stock will be subject to the full range of the Penny Stock Rules. Under these rules, broker dealers must take certain steps prior to selling a “penny stock,”which steps include: (i) obtaining financial and investment information from the investor; (ii) obtaining a written suitability questionnaire and purchase agreement signed by the investor; and (iii) providing the investor a written identification of the shares being offered and in what quantity. If the Penny Stock Rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. Accordingly, the application of the comprehensive Penny Stock Rules may be more difficult for broker-dealers to sell the common stock, and purchasers of the shares of common stock offered hereby may have difficulty in selling their shares in the future in the secondary trading market.

If a trading market is not maintained, holders of the common stock may experience difficulty in reselling such Common Shares or may be unable to resell them at all. The Common Shares of the Company are presently quoted on the NASDAQ Over-The-Counter (OTC) Bulletin Board, a regulated quotation service that captures and displays real-time quotes and indications of interest in securities not listed on The NASDAQ Stock Market, or any U.S. securities exchange. The current trading ticker symbol for the Common Shares is “AHFP”. The Company may, but has not, entered into any agreements with market makers to make a market in the Company’s Common Stock. In addition, any such market making activity would be subject to the limits imposed by the Securities Act, and the Securities Exchange Act of 1934, as amended, (“Exchange Act”) and it is possible that the market in the common stock can be discontinued at any time. Accordingly, if there is no active market available for the common shares, no liquidity or if the market is discontinued, holders of the common stock may have difficulty or may be unable to sell the shares which he or she may hold.

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

BUSINESS

a.	General Business Development

The Company is a corporation formed under the laws of New York and has its principal place of business and executive offices located at 42 Forest Lane, Bronxville, New York 10708, telephone 914-337-0231.

Pursuant to a Licensing Agreement the Company currently operates as a licensing entity that collects monthly royalty payments from its Licensee that are derived from sales of building materials that bear the Company’s trade names. The royalties are paid monthly by the Licensee based on sales of goods made one month from the payment date. For instance, the royalty for sales of goods in August will be paid on October 1st. The royalty agreement provides for a fixed licensing fee for each account. The Company is to provide marketing and sales support to the Licensee.

In addition, management believes that the Company’s publicly-traded status and its net operating loss carry forward would be useful in the execution of the Company’s business plan to develop a large scale business that concentrates on the manufacturing and marketing of private label food products. Following is an executive summary of the Company’s business plan, which will illustrate the Company’s current plan and the industry in which the Company seeks to penetrate.

EXECUTIVE SUMMARY

The Company and Its Industry

American Home Food Products, Inc. is undertaking a business plan to create a large-scale diversified private label food manufacturing and marketing business. The Company is pursuing several operating businesses that could serve as growth platforms in each of the selected product categories. The Company will be formally located in New York City.

The total U.S. market for private label food and grocery products is estimated to be $42.9 billion and growing by the Chicago-based, Information Resources, Inc. (“IRI”)(1) Influencing this growth is the consolidation of large food retail chains and the emergence of mass merchandisers, such as, Costco, B.J.‘s and Wal-Mart and large drug chains that are also offering food and grocery products. According to IRI, sales of private label products increased by nearly $1 billion in supermarkets and $270 million in drug chains in 2003 versus the prior year. Over the past five years, private label products have added $6.5 billion in annual revenue in U.S. supermarkets, an increase of 17.9% versus 14.0% for national brands over the same period.

Other Private Label Food Companies

The leading diversified private label manufacturer, Ralcorp (NYSE:RAH), generates approximately $1 billion in annual sales in essentially four food categories – cereals, bakery, snacks and condiments. Cott Beverages (NYSE:COT) is the leading private-label beverage producer and will be distinguishable from the Company due to its narrow product offering which excludes food products. Most of the other large scale private label food competitors are owned by major branded food companies like ConAgra ($350m. in private label canned pasta, peanut butter, breakfast bars, cereals), Delmonte Foods, Inc. ($150m. in private label canned broths, gravies, soups). On January 28, 2005, Dallas-based Dean Foods Company announced a spin-off that will create a $700 million in sales publicly-traded, private label and branded food company. The new management team will invest $10 million in the spin-off company for 1.67% of the common stock giving the entire business a market capitalization of $598 million, or a value of 85% of annual sales. The transaction is subject to several conditions and is expected to be completed in the third quarter. This company will offer product categories that will not compete with the Company and Dean Foods forecasted that operating margins for this new business will be 12-14%.

Marketing Focus (Product Categories)

The food categories where the Company will initially compete will be as follows:

1.	Frozen bakery products (pastry and bread) sold to in-store bakeries of major food retailers.

2.	Spices/seasonings and baking ingredients.

3.	Snack Foods.

ANNUAL SALES BY PRODUCT CATEGORY

Product Category and Private Label Dollar Volume and Share Unit

Product	Category Dollar Volume	Private Label Dollar Share	Private Label Dollar Volume
Pastry & Donuts	$1.7 Billion	19.1%	$324.7 Million
Spices/Seasonings	$1.7 Billion	16.4%	$278.8 Million
Salty Snacks	$7.5 Billion	5.0%	$375.0 Million
Snack Nuts/Seeds	$1.4 Billion	27.6%	$386.4 Million

Total	$12.3 Billion		$1.3 Billion

Source: IRI/PLMA

(1)	IRI data does not include sales at Wal-Mart, which has discontinued reporting its own sales data.

In addition, the number of in-store bakeries of supermarket chains and mass merchandisers has grown to over 32,000 and represents an attractive growth strategy for the Company.

The Company’s Strategy

The consolidation in the food industry has created large-scale food retailers that can all compete intensively on price. To create a point of differentiation and customer loyalty, large food retailers are offering greater percentages of store merchandise under their own private label (aka Store Brands), like Kirkland (Costco), Great Value (Wal-Mart), Master’s Choice (A&P). Private label products have a proprietary advantage in that they can create customer loyalty for retailers. However, the proprietary nature of the retailers’ private label product offering(s) is a double-edge sword that creates a significant competitive advantage for the Company.

Foremost, the Company will not operate like a branded food product company, which primarily offer private label products “opportunistically” to utilize excess manufacturing capacity – branded companies prefer to sell branded goods to avoid market share dilution from private label products. In addition to its product offering, the Company will aggressively promote merchandising and promotional plans that have been honed by its management team through years of experience to foster growth of its retail customers’ private label products. The Company will become the de facto marketing partner of the retail buyer. It will also offer new products and innovative ideas to increase the percentage of private label products offered by its retail customers, while not being concerned with the impact that a private label product could have on a branded product. Most consumer food product companies will not nurture, promote and expand sales of private label products out of fear that it will erode the market share for its branded products. The Company will not have this inherent conflict.

Acquisition Targets

The Company’s initial acquisition targets will be closely-held food businesses that can produce private label products and private label food product divisions of major branded food manufacturers in the categories identified by management. The Company plans to centralize the selling, general and administrative functions into a New York City-based office to consolidate duplicative SG&A expenses. The highest level of management in an operating facility will be a general manager – all senior level executive positions will be based out of the Company’s New York office.

The Company’s operating targets will cause it to focus on product lines that in the aggregate can generate gross margins in the 20-25% range, or higher. Assuming selling expenses would be within the industry range of 3-5% and general and administrative costs were held at 7% (including finance charges), the Company could achieve its targeted operating margin of 10-15%.

The Company’s growth would derive from: (i) increased sales to existing retail customers from management’s merchandising expertise with private label products, (ii) additional sales from new retail accounts, (iii) new product offerings utilizing the same factory assets, and (iv) new fold-in acquisitions to add scale to the Company’s existing operation(s).

Supermarket Channel

Private label sales of food products in the supermarket channel during the 52 week period ending December 28, 2003 was approximately $42.9 billion dollars, not including Wal-Mart which no longer reports sales.(2) Private label products in supermarkets, versus the drug chain channel, grew by nearly $1 billion in 2003 which represents a 2.2% increase over the prior year sales, versus only a 1.4% increase in sales of branded food

(2)	Private Label Manufacturers (“PLMA”) 2004 Yearbook as complied by Information Resources, Inc. (IRI)

products in the same period. In terms of dollar sales, private label market share advanced to a record of 16.3% from 16.2% a year ago.(3)

Chart 1

Private Label Dollar Volume: Today vs. A Year Ago (Supermarket Channel)

	Today	Year-Ago	Change
	2002	2003	2004
Total Channel	$263.5 Billion	$259.4 Billion	+1.5%
Total Private Label	$42.9 Billion	$42.0 Billion	+2.2%
Total Brands	$220.6 Billion	$217.5 Billion	+1.4%

Source: IRI/PLMA

Chart 2

Five Year Dollar Volume Sales Trend (Supermarket
Channel)

	Total Channel	Private Label
1999	$239.1 Billion	$38.1 Billion
2000	$249.0 Billion	$39.1 Billion
2001	$255.7 Billion	$41.4 Billion
2002	$259.4 Billion	$42.0 Billion
2003	$263.5 Billion	$42.9 Billion

Source: IRI/PLMA

Combined Channels (Supermarket and Drug Chains combined)

The pattern of increased sales and market share for private label food products was also true when analyzing sales in the combined channels – supermarket and drug. Private label annual unit share gained ground, advancing to 19.6% from 19.4%. Combined channel data consists of U.S. supermarkets, drug chains and mass merchandisers, except for Wal-Mart which does not report its sales data. Store brands out-gained national brands by a nearly three-to-one margin in dollar volume, +2.4% for private label versus +0.9% for national brands. Sales of private label products increased by about $1.1 billion over the prior year, a figure that accounted for 31% of all new business across the combined channels. Total annual private label business rose to $48.4 billion, which represents an increase of $7.3 billion since 1998.(4)

Chart 3

Private Label Dollar Volume: Today vs. A Year Ago (Combined Channels)

	Today	Year-Ago	Change
Total Channel	$317.7 Billion	$313.2 Billion	+1.1%
Total Private Label	$48.4 Billion	$47.3 Billion	+2.4%
Total Brands	$268.3 Billion	$265.9 Billion	+0.9%

Source: IRI/PLMA

(3)	Id. at page 3.

(4)	Id. at pg. 6.

Chart 4

Five Year Dollar Volume Sales Trend (Combined
Channels)

	Total Channel	Private Label
1999	$289.4 Billion	$43.0 Billion
2000	$300.5 Billion	$44.2 Billion
2001	$309.1 Billion	$46.8 Billion
2002	$313.2 Billion	$47.3 Billion
2003	$316.7 Billion	$48.4 Billion

Source: IRI/PLMA

Prior Business Development

On August 7, 2000, the Company and The Sherwin-Williams Company entered into an agreement whereby, Sherwin-Williams agreed to convert the entire principal amount of its outstanding note having a face value of $1,281,351, plus all accrued and outstanding interest of $109,037 into 1,390,388 shares of Series A Redeemable Convertible Preferred Stock (“Preferred Stock”). The Series A Redeemable Preferred Stock pays an annual dividend of 139,038 shares of Preferred Stock for two consecutive years and if the Preferred Stock is not redeemed prior to August 7, 2002, an additional 208,558 shares of Preferred Stock shall be issued to Sherwin-Williams. If on August 7, 2002, any of the Preferred Stock that has not been redeemed shall be converted into common stock at a rate equal to 85% of the the Company’ average closing trading price for the Company’ $.001 par value common stock for twenty consecutive trading days prior to August 7, 2002. On September 3, 2003 Sherwin-Williams tendered certificates representing all shares of preferred and common stock that it owned for cancellation.

On August 1, 2000, the Company acquired substantially all of the assets of the The Sta-Dri Company located in Odenton, Maryland (“Sta-Dri”). Sta-Dri manufactured a well-known line of waterproofing and building material products that have been in existence for over 40 years. Upon purchasing the Sta-Dri assets, the Company relocated the manufacturing processes, marketing and administration of the Sta-Dri products into its Clifton, New Jersey facility. The purchase price for the Sta-Dri acquisition was 1,000,000 shares of the Company’ common stock that was valued at $137,000 based on the average trading price three days before and after the date the acquisition was agreed to and announced, which was August 1, 2000. As of August 1, 2001 and until August 1, 2002, the Company had to pay an additional $6,000 each month in the aggregate to the Sta-Dri shareholders in the event that the common stock of the Company has not traded above $1.00 per share for twenty consecutive trading days prior to August 1, 2001. If and when the Company common stock shall trade in excess of $1.00 per share for twenty consecutive trading days the $6,000 monthly obligation shall terminate. Sta-Dri shareholders have received a judgment against the Company in the amount of $95,000 for unpaid royalties that stemmed from the Company’s cash flow problems and its litigation with Dime.

b.	Financial Information About Industry Segments

All assets, revenues and operating expenses are dedicated to one business segment — the marketing of building materials. Accordingly, the Company accounts for its business operations within one industry, i.e. the building materials industry.

Based upon its current operations and its operating activity for the past three fiscal years, the Company believes that its financial information is adequately presented in its audited financial statements and is cross-referenced in this Form 10-KSB to the Company’s balance sheet and statement of operations appearing on pages F-3 and F-4, respectively.

c.	Subsequent Events

On June 8, 2005, the Company’s new name and ticker symbol (AHFP”) became effective and is currently quoted on the Over-The-Counter Bulletin Board.

d.	Current Business Operation

The Company is engaged in the business of marketing premium building product materials through the Licensing Agreement. The first line of products are pre-packaged concrete repair and floor resurfacing products that are marketed to contractors directly and also to distributors of building material products under the tradenames Por-Rok and Dash Patch. The second line of products are masonry waterproofing products also marketed to contractors and distributors of building materials and paint products under the brand name Sta-Dri. The third line of products is a line of polypropylene concrete reinforcing fibers that are sold under the Fiberforce trade name. (See Description of Products).

The Company currently has its executive offices at 42 Forest Lane, Bronxville, New York 10708.

e.	How the Company Markets Its Products

The Company markets all its products in conjunction with the sales and marketing staff of its Licensee. Most of these efforts involve direct contact with existing and new customers and periodic incentive based promotions to attract new sales.

f.	Description of the Company’s Products

As of the filing of this registration statement, the following is a list of the Company’s products.

POR-ROK PRODUCTS (A Line of Grouts and Patching Products)

POR-ROK Anchoring Cement – non-shrink expansion cement that requires only water at the job site to create a pourable, yet durable, anchoring, patching or grouting compound.

SUPER POR-ROK Exterior Anchoring Cement – non-shrink expansion cement for exterior applications that requires only water at the jobsite to create exceptionally high early strengths in the first three days from installation.

POR-ROK Halco Grout – contains expansive agents and flow enhancers to provide high strengths yet exceptional flowability for ease of application.

POR-ROK Aqua Plug – durable water resistant hydraulic cement which sets in 3-5 minutes. Designed to stop leaks or running water, patch cracks and fill holes in masonry surfaces. Can be used in interior and exterior surfaces and sets under water.

POR-ROK Concrete Patch – requires only mixing of water at jobsite, will level or smooth most concrete or masonry surfaces and can be used to repair and patch spalled concrete, cracks in masonry, broken steps and porches. Sets in 40-80 minutes and is stronger than ordinary concrete. Can be used in interior and exterior surfaces.

POR-ROK Dash Patch – powder-based product that when mixed with water bonds well to concrete, wood or plaster that is used to smooth surfaces before the placement of carpeting or wood floors. Fills cracks, ruts and score lines, strong bond adhesion and no shrinkage.

POR-ROK Super Dash Patch – powder-based product that when mixed with water bonds well to concrete, wood or plaster that is used to smooth surfaces before the placement of tile, carpeting or wood. Fills cracks, ruts and score lines, strong bond adhesion and no shrinkage.

POR-ROK Dash Flow – powder-based product that when mixed with water is used to self-level floors prior to the installation of new flooring products. This product is used primarily when old floors and being converted into flooring surfaces and in new construction when newly poured concrete is either not level or rough and requires a smoother surface.

POR-ROK Lev-L-Astic – used as an underlayment over concrete, wood, quarry tile, terrazzo, before installing asphalt or vinyl asbestos, tile, linoleum, and other types of floor surfaces. Eliminates the need for felt paper over wood surfaces, eliminates high spots on floor, improves bonding base to new tile and linoleum.

STA-DRI PRODUCTS

STA-DRI Waterproofing Paint (Powder form) – this product is a cement-based product that is mixed with water and can be applied to all types of interior and exterior masonry surfaces with a brush or roller to provide a waterproof surface.

STA-DRI Heavy-Duty Waterproofing Paint – this product is an oil-based redi-mixed product that can be applied with a brush or roller and required no addition of water. It can be used on interior and exterior masonry surfaces and can be tinted with different color additives.

STA-DRI Latex Waterproofing Paint – this product is a latex-based redi-mixed product that can be applied with a brush or roller and required no addition of water. It can be used on interior and exterior masonry surfaces and can be tinted with different color additives.

Sta-Dri All Purpose Sealer – Clear, colorless sealer for all masonry and wood surfaces. Can be used as a primer for most paint systems, and as a curing membrane for new concrete. The product is designed to protect surfaces against deterioration and weathering.

LINK Superbonding Agrent – Liquid bonding agent that enhances the bond of most surface applied products to masonry. Can be used as a primer for hard-to-paint surfaces and when mixed with STA-DRI Waterproofing Paint (Powder form) it enhances the adhesion of this product, al it would for most paints and coatings.

STA-DRI Concrete Patch – acrylic resin fortified material that is mixed with water and used to patch all types of concrete surfaces: sidewalks, patios, driveways and walls.

STA-DRI Waterstop – quick-setting cement product that is mixed with water and can be used to plug holes in concrete surfaces even if and will water may be trickling through. The product hardens in 3-5 minutes and can be applied under water.

STA-DRI Anchoring Cement – fast-setting expanding cement that is mixed with water and used to anchor posts, railings, mailboxes, bolts, hooks and other devises that require a strong, permanent attachment to a wall or floor surface.

FIBERFORCE PRODUCTS – Fiberforce products are made from monofilament polypropylene fibers that are cut into specified lengths. The Company currently markets this product in 4 oz. bags.

g.	The Company’s Competitors

The principal methods of competition in our industry are price, service and the reliability of the product as demonstrated by performance. Each product offered by the Company currently has been on the market for at least 10 years and in some cases over 50 years. Because the products have been used for so long, they have achieved a level of market acceptance. The Company’s prices are competitive with other like products and it does not aim to be the lowest nor the highest price on the market, but to be competitive.

Brand	Major Competitors

Por-Rok	Conspec
Anchoring Cement	Tamms
Master Builders
Quikcrete
Sonneborn
Sika
W.R. Meadows
ChemMasters
Rockite
UGL
THORO
Oldcastle

Super Por-Rok	(Same as above)
Exterior Anchoring
Cement &
Sta-Dri Anchoring Cement

Por-Rok	(Same as above)
Aqua Plug &
Sta-Dri Waterstop

Por-Rok	(Same as above)
Concrete Patch &
Sta-Dri Concrete Patch

Por-Rok	Mapei
Halco Grout	Tamms

Por-Rok	Mascrete
Lev-L-Astic	Tamms
Dependable
Mapei
Dap

Por-Rok	Dependable
Dash Patch &	Mascrete
Super Dash Patch	Tamms
Armstrong
QEP/Roberts

Por-Rok Dash Flow	Ardex
Dependable
Dayton-Richmond

Sta-Dri Waterproofing Paint (Powder)	Thoro
UGL
Quikcrete

Sta-Dri Waterproofing Paint (Latex)	Thoro
UGL
Quikcrete

Sta-Dri Waterproofing Paint (Oil)	Thoro
UGL
Quikcrete

Sta-Dri Sealer	Thompson

Link All Purpose Sealer	Thoro
Quikcrete

h.	Seasonality

Most of the Company’s products are used in the maintenance of existing structures and have interior and exterior applications. Even in winter months a significant portion of construction and building maintenance continues, especially on interior projects where the company’s products are used most. Although the high points of the construction season tends to be the busier period for sales, the Company does experience stable sales in the winter months.

i.	Customer Dependence

The Company is not dependent upon any one customer nor does it anticipate becoming dependent upon one customer in the future. Its marketing strategy is to diversify its sales through major distributors that are located in various geographical areas and to a large number of construction professionals, such as engineers, architects, contractors, construction managers and end-users all of whom are involved in separate construction projects. The Por-Rok, Sta-Dri and Fiberforce products are sold to various distributors and retailers none of which account for more than 5% of the respective line of product sales.

j.	Raw Materials

The raw materials used in manufacturing products using the Company’s trade names are readily available in the United States and Canada. The raw materials are purchased on an as needed basis and at market prices at the time of purchase. The Company does not anticipate that the prices and supplies of the raw materials will fluctuate substantially since the majority of the raw materials are commodity items such as sands and cement.

k.	Intellectual Property Rights

The Company received a certificate of registration for the use of the trademark “Novacrete” from the Canadian Intellectual Property Office on June 15, 1997. The Certificate remains in effect until June 5, 2012 and can be renewed by the Company. On March 3, 1998, the Company received a Certificate of Trademark Registration No. 2,140,062 to use the trademark “Novacrete” in the United States. The term of the U.S. trademark registration is for ten years. With the Company’s acquisitions of Por-Rok in August 1999 and Sta-Dri in August 2000, the Company acquired the registered trade names for all Por-Rok, Dash Patch and Sta-Dri products currently being produced.

The Company has not filed an application for a patent on its proprietary technology. The core technology that is used in each of the Company’s products is not easily replicated. However, if patented the technology would ultimately become public information. The Company has developed internal controls to protect the confidentiality of its technology and does not believe that the lack of legal patent protection will impair its ability to effectively compete with other manufacturers of like products or cause the Company to incur unnecessary risk of loss of the technology. Even if the Company had patent protection over its technology, it still assumes the risk that a competitor may misappropriate the technology and then its only recourse would be to commence costly and time consuming litigation. The existence or absence of a patent poses no commercial disadvantage to marketing the Company’s products.

         Even if the Company were required to change its corporate name, this would not diminish our sales since our products are marketed under the brand names “Por-Rok” “Sta-Dri” and “Fiberforce”. These product names are protected by registered trademarks in the United States, Canada and the United Kingdom.

l.	The Company’s Working Capital Requirements To Operate Its Business

For the fiscal year ended May 31, 2005, the Company experienced substantially less fluctuations in its working capital requirements to finance its operations due to it having entered into the Licensing Agreement. The Company currently requires approximately $20,000 monthly to cover its fixed operating expenses before interest charges and it has no variable expenses.

m.	No Backlog Orders

As of May 31, 2005, the Company did not have any backlog orders on account of its new business operation as a licensing company.

n.	Government Contracts

The Company does not have any material contracts with the Government or any government agency and therefore does not have any exposure to these types of agreements.

o.	Financial Information About Foreign and Domestic Operations and Export Sales.

The Company exports a small percentage of its annual sales to customers located outside of the United States. Whenever goods are sold outside of the United States the invoice is either paid in full prior to the shipment, or the goods are released upon confirmation of an irrevocable letter of credit.

p.	The Company’s Research and Development Activities

The Company currently markets products that have been widely accepted in the marketplace for building materials in both the commercial and consumer channels. The Company is not actively seeking to develop new innovative products, but to capitalize on sales of its existing products.

q.	Environmental Compliance

The Company does not manufacture its products nor does it use raw materials in its products that are deemed to be subject to rules or regulations relating to the discharge of certain materials into the environment. With the conveyance of its real property to Dime on July 17, 2003, the Company no longer has any exposure to environmental claims on the property, although in its best judgment it does not believe there are any environmental liabilities at the property.

r.	The Company’s Future Operations

The Company’s plan to combine its Licensee’s sales and marketing staff with its own efforts to increase sales of products sold under the Company’s trade names and consequently its monthly royalty payments. The Company will also continue to assess the prospects of merging with an operating business to better utilize the Company’s publicly-traded status.

s.	Number of Employees

As of May 31, 2005, the Company employed one (1) full-time employee.

Item 2. Description of Property

The Company’s principal executive offices are located at 42 Forest Lane, Bronxville, New York 10708, telephone number 914-337-0231.

Item 3. Legal Proceedings

On June 18, 2004 the settlement agreement with Dime was released from settlement. Dime Commercial Corp. v. Novex Systems International, Inc., Superior Court of New Jersey, Docket No. PAS-L-1577-2.

The former shareholders of the Sta-Dri company filed a lawsuit for unpaid royalty payments and received a judgment in the amount of $95,000.

Other trade creditors have commenced lawsuits against the Company to secure payment on unsecured claims, however none of these judgment can be satisfied against the Company assets due to there being a properly perfected security interest in place with a financial creditor that is willing to work with the company.

Item 4. Submission of Matters to a Vote of Security Holders

During the fiscal year ended May 31, 2005, the Company held its Annual Meeting of Shareholders on January 28, 2005 in which it received a majority votes in favor of: changing the Company’s name to

American Home Food Products, undertaking a 1-for-7 reverse stock split and ratifying the election of its independent outside counsel.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock, $.001 par value, is traded on the Over-the-Counter (“OTC”) Bulletin Board operated by the National Association of Securities Dealers under the ticker symbol “HARD”. The table below presents the high and low closing bid prices for each of the quarters of the fiscal years ending May 31, 2005 and May 31, 2004, respectively. The quotations reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company’s common stock became actively traded in July, 1995. On May 31, 2005, the closing bid price was $.02. The Company has never paid a cash dividend and does not expect to change its dividend policy in the foreseeable future.

Effective June 8, 2005, the Company’s ticker symbol was changed to AHFP and a 1-for-7 reverse split was undertaken, which increased the Company’s stock price to $.15 per share with 3,606,455 shares of its $.001 par value common stock issued and outstanding.

Quarterly Common Stock Bid Price Ranges

Quarter	High	Low	Last Day of Quarter
1st	$.02	$.02	August 31, 2004
2nd	$.02	$.02	November 30, 2004
3rd	$.02	$.02	February 28, 2005
4th	$.02	$.02	May 31, 2005

Quarter	High	Low	Last Day of Quarter
1st	$.02	$.02	August 31, 2003
2nd	$.02	$.02	November 30, 2003
3rd	$.02	$.02	February 28, 2004
4th	$.02	$.02	May 31, 2004

The Company may, but has not, entered into any agreements with market makers to make a market in the Company’s common stock. In addition, any market making activity would be subject to the limits imposed by the Securities Act, and the Securities Exchange Act of 1934, as amended. For example, federal regulations under the Exchange Act regulate the trading of so-called “penny stocks” (the “Penny Stock Rules”), which are generally defined as any security not listed on a national securities exchange or NASDAQ, priced at less than $5.00 per share, and offered by an issuer with limited net tangible assets and revenues. In addition, equity securities listed on NASDAQ that are priced at less than $5.00 per share are deemed penny stocks for the limited purpose of Section 15(b)(6) of the Exchange Act. Therefore, during the time which the common stock is quoted on the NASDAQ OTC Bulletin Board at a price below $5.00 per share, trading of the common stock will be subject to the full range of the Penny Stock Rules. Under these rules, broker dealers must take certain steps before selling a “penny stock,” which steps include: (i) obtaining financial and investment information from the investor; (ii) obtaining a written suitability questionnaire and purchase agreement signed by the investor; and (iii) providing the investor a written identification of the shares being offered and in what quantity. If the Penny Stock Rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. Given the application of the comprehensive Penny Stock Rules it may be more difficult for broker-dealers to sell the common stock.

Accordingly, no assurance can be given that an active market will always be available for the Common stock, or as to the liquidity of the trading market for the Common stock. If a trading market is not maintained, holders of the Common stock may experience difficulty in reselling them or may be unable to resell them at all. In addition, there is no assurance that the price of the Common stock in the market will be equal to or greater than the offering price when a particular offer of securities is made by or on behalf of a Selling Securityholder, whether or not the Company employs market makers to make a market in the Company’s stock.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year ended May 31, 2005 (Fiscal 2005) as compared to May 31, 2004 (Fiscal 2004)

While royalties for the year ending May 31, 2005 were $209,258 while royalties for the same period ended May 31, 2004, were $230,275. The Company also generated $15,821 in Other Income.

The Company achieved a gross profit of 100% for the year ending May 31, 2005 due to the Company’s termination of its manufacturing business.

For the year ending May 31, 2005, the Company generated a net loss of $382,211, which included $160,107 of accrued interest and non-cash expenses for depreciation and amortization of $50,512.

On a monthly basis, the Company now incurs approximately $35,000 in selling, general and administrative expenses expense. The selling general and administrative expenses are predominately comprised of $20,000 in payroll expenses, $3,000 in amortization expense of the intangibles and $4,000 of professional fees.

As of May 31, 2005, the Company had $19,064 in current assets consisting of royalty receivables of $19,064. The Company has goodwill of $490,671, which is attributable to the two acquisitions that the Company completed in 1999 and 2000.

Year ended May 31, 2004 (Fiscal 2004) as compared to May 31, 2003 (Fiscal 2003)

Net sales for the year ending May 31, 2003 were $1,046,673, while net sales for the same period ended May 31, 2004 were $230,275. The decrease in sales was attributable principally to the Company converting from a manufacturing company to a licensing company that collects royalties.

For the year ending May 31, 2004, the Company generated a profit of $180,880. Included in this profit was a one-time gain of $393,517 from the closing of the Company’s manufacturing operation and exchange of its real property and other fixed assets to pay-off debts.

As of May 31, 2004, the Company had $36,593 in current assets, which consisted principally of accounts receivable of $36,413 with the remaining balance in cash. The Company had goodwill of $541,183, which is attributable to the two acquisitions that the Company completed in 1999 and 2000.

Selected Financial Data

The following selected historical statement of operations for the three years ended May 31, 2005, 2004 and 2003 and balance sheet as of May 31, 2005 and 2004 have been derived from the financial statements of the Company that are included elsewhere in this Form 10-KSB and that have been audited by Sherb and Co. LLP (except as noted below) whose reports with respect to the financial statements are also included elsewhere in this Prospectus. This information should be read in conjunction with the financial statements and notes to the financial statements appearing elsewhere in this Form 10-KSB and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended May 31

	2003	2004	2005

STATEMENT OF OPERATIONS	(Unaudited)	(Unaudited)
DATA:
Net Sales	$1,046,808	$230,275	$209,258
Gross Profit	341,773	$230,275	$209,258
Net Profit/(Loss)	($1,566,685)	$226,094	($ 382,211)

Net Income/(Loss) Per Common Share	$(.45)	$.05	$(.11)

BALANCE SHEET DATA:
Working Capital Deficit	$(4,007,258)	$(2,963,354)	($3,295,053)
Goodwill, net	591,695	$541,183	$490,671
Total Assets	1,430,327	$577,776	$509,735
Long Term Debt	-0-	-0-	-0-
Stockholders’ Deficiency	($2,648,265)	$(2,422,171)	($2,804,382)

Liquidity and Financial Resources

As of May 31, 2005, the Company had $3,314,117 in current liabilities, which includes loans (including interest) that are now due totaling $2,354,839, which were used to fund the Company’s operations. These loans are principally to shareholders of the Company. It had accounts payable and accrued expenses of $535,325 and accrued taxes of $423,953

Of the principal loans outstanding, $1,120,958 is held by one person that has properly perfected security interest against the Company’s remaining assets, being all its intangible property.

The Company is planning to increase its royalty revenue and use excess cash proceeds to pay down its debt while it continues to pursue a new business that could be merged with the Company. (See Executive Summary). With any merger the Company will seek to refinance its debt by either paying off all debt in cash or an offer of cash and stock. Although the Company is required to carry its intangible property at a net value of $490,671, it believes that the fair market value for these assets are much higher. As such, the Company believes that a refinancing that would enable creditors to receive cash and some additional equity in the company will eliminate all debts.

Until such time as the Company shall merge with another entity, its current cash flow is sufficient to meet its fixed monthly expenses.

Inflation and Changing Prices

The Company no longer manufacturers its products and is no longer subject to risks associated with inflation or substantial price increase in the near future.

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

Long-Lived Assets (including Tangible and Intangible Assets)

We acquired businesses in recent years, which resulted in tangible assets being recorded. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our financial statements. We assess potential impairment to the intangible and tangible assets on a quarterly basis or when evidence that events or changes in circumstances indicate that the carrying amount of an assets may not be recovered. Our judgments regarding the existence of impairment indicators, if any, and future cash flows related to these assets are based on operational performance of our business, market conditions and other factors.

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

Going Concern

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company has had negative working capital for each of the last two years ended May 31, 2005 and 2004. The Company has recently relinquished title to its property and equipment due to default of its bank line of credit and mortgage on its property. The Company is in arrears with paying payroll taxes for several months. Those conditions raise substantial doubt about the abilities to continue as a going concern. The financial statements of the Company do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors
American Home Food Products, Inc.
Bronxville, New York

We have audited the accompanying consolidated balance sheet of American Home Food Products, Inc. (formerly Novex Systems International, Inc.) as of May 31, 2005, and the related statements of operations, shareholders’ deficiency, cash flows for the year then ended May 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Home Food Products, Inc. as of May 31, 2005, and the results of its operations and its cash flows for the year then ended May 31, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, including a net loss of approximately $.4 million for the year ended May 31, 2005, has a working capital deficiency as of May 31, 2005 and in default with certain of its debt holders. These factors raise substantial doubt the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP Certified Public Accountants

New York, New York
October 12, 2005

AMERICAN HOME FOOD PRODUCTS, INC.
(FORMERLY NOVEX SYSTEMS INTERNATIONAL, INC.)
BALANCE SHEET
May 31, 2005

ASSETS

CURRENT ASSETS:

Cash	$—
Royalty/Licensee receivable	19,064

Total Current Assets	19,064

INTANGIBLES - at cost, net	490,671

$509,735

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Current portion of long term debt	$1,580,006
Accounts payable	443,506
Loans payable - shareholder	191,864
Accrued expenses and other current liabilities	674,787
Accrued payroll taxes	423,953

Total Current Liabilities	3,314,117

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS’ DEFICIENCY:
Preferred stock - $0.001 par value, 10,000,000 shares authorized,
0 shares issued and outstanding	—
Common stock - $0.001 par value, 40,000,000 shares authorized
3,606,455 shares issued and outstanding	3,606
Additional paid-in capital	8,080,039
Accumulated deficit	(10,888,027)

Total shareholders’ deficiency	(2,804,382)

$509,735

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
(FORMERLY NOVEX SYSTEMS INTERNATIONAL, INC.)
STATEMENTS OF OPERATIONS

	Year Ended May 31,
	2005	2004

		(Unaudited)

ROYALTY REVENUE	$209,258	$230,275

GROSS PROFIT	209,258	230,275

SELLING, GENERAL AND ADMINISTRATIVE	447,183	228,283

INCOME /(LOSS) FROM OPERATIONS	(237,925)	1,992

OTHER INCOME( EXPENSES):
Other income	15,821	—
Interest income (expense)	(160,107)	(169,416)
Gain on property conveyance	—	393,517

OTHER EXPENSES, net	(144,286)	224,102

NET INCOME (LOSS) BEFORE INCOME TAXES	(382,211)	226,094
Income Taxes	0	0

NET INCOME (LOSS)	(382,211)	226,094

Less: Preferred stock dividend	0	45,214

NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$(382,211)	$180,880

INCOME (LOSS) PER COMMON SHARE, basic and diluted	$(0.11)	$0.05

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, basic and diluted	3,606,455	3,606,455

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
(FORMERLY NOVEX SYSTEMS INTERNATIONAL, INC.)
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

BALANCE, May 31, 2003	$1,644,133	$1,644,133	$3,749,312	$3,749	$6,435,763	$(10,731,910)	$(2,648,265)
(Unaudited)
Share cancellation	(1,644,133)	(1,644,133)	(142,857)	(143)	1,644,276		—
Net income						226,094	226,094

BALANCE, May 31, 2004	$—	$—	$3,606,455	$3,606	$8,080,039	$(10,505,816)	$(2,422,171)
(Unaudited)
Net loss	—	—	—	—	—	(382,211)	(382,211)

BALANCE, May 31, 2005	$—	$—	$3,606,455	$3,606	$8,080,039	$(10,888,027)	$(2,804,382)

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
(FORMERLY NOVEX SYSTEMS INTERNATIONAL, INC.)
STATEMENTS OF CASH FLOWS

	Year Ended May 31,

	2005	2004

		(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(382,211)	$226,094
Adjustments to reconcile net loss to net cash
used in operating activities:
		—
Amortization of intangibles	50,512	50,512
Gain on property conveyance	—	(393,517)
Reversal of excess accruals	—	66,830
Changes in assets and liabilities:
Accounts receivable	—	68,169
Royalty/Licensee receivable	17,349	(36,413)
Accounts payable	20,379	(129,040)
Accrued expenses and other current liabilities	222,924	93,735
Accrued payroll taxes	20,276	26,842

NET CASH USED IN OPERATING ACTIVITIES	(50,771)	(26,788)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - shareholders	41,542	23,803
Proceeds from debt financing	9,048	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	50,591	23,803

NET INCREASE(DECREASE) IN CASH	(180)	(2,985)

CASH AT BEGINNING OF YEAR	180	3,165

CASH AT END OF YEAR	$(0)	$180

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—

Income taxes	—	—

Non-cash flow and investing and financing activities:
Foreclosure of property and equipment	—	767,298

Reversal of accrued liabilities related to foreclosure	—	138,943

Satisfaction of bank debt via foreclosure	—	414,018

Contribution of preferred and common equity	—	1,645,133

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
(Formerly Novex Systems International, Inc.)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2005 AND 2004 (UNAUDITED)

1.	DESCRIPTION OF BUSINESS

American Home Food Products, Inc. (formerly, Novex Systems International, Inc.) (the “Company”) currently receives a monthly royalty from the business of manufacturing and marketing a diversified line of construction products including pre-packaged concrete repair, grouting and patching products and masonry waterproofing products. The principal markets for the Company’s products are retailers, construction professionals and distributors located through the United States and in certain areas of Canada.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

a. Basis of Presentation — The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of $382,211 for the year ended May 31, 2005 “2005” and a net income of $226,094 for the year ended May 31, 2004 “2004”. Such net income for 2004 was primarily a result of the property conveyance for satisfaction of certain secured outstanding debt. Additionally the Company had a net working capital deficiency, a shareholders’ deficiency and negative cash flow from operations for the years ended May 31, 2005 and 2004. The Company is also in arrears with paying payroll taxes and in default with certain of its debt holders. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to achieve their business plans. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b. Property, Plant and Equipment — As of May 31, 2003, property and equipment had been recorded at cost. Depreciation was provided on the straight-line method based upon the estimated useful lives of the respective assets. Property and equipment had been depreciated over a period of five years. Maintenance, repairs and minor renewals were charged to operations as incurred, whereas the cost of significant betterments was capitalized.

         In March 2002, Dime Commercial Corp. commenced a legal action against the Company to secure payment on the two outstanding notes and a separate action to seek foreclosure on the real property in an attempt to force the company to pay-off the notes in a reasonable time period. In April 2003 Dime received a judgment for $1,336,000 and a judgment in foreclosure on the Company’s real property, which was conveyed to Dime, along with the Company’s personal tangible property located at the real property on July 1, 2003, in what the Company believed to be full satisfaction of the judgment. On January 16, 2004, the Company, certain directors, officers and key shareholders of the Company’s common stock signed a definitive settlement agreement. Upon the transfer of the property and equipment in July 2003, the related costs and accumulated depreciation were eliminated from the accounts and gains or losses were reflected in operations.

c. Impairment of Long-Lived Assets — The Company reviews long-lived assets, certain identifiable assets and goodwill related to those assets on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Any impairment losses have been recorded in the statement of operations. In 2003, the Company had written down its equipment for an amount in excess of $300,000 due to the restructuring of its operations, whereby the Company no longer manufactures its products. The manufacturing of its products is performed by an unrelated party effective January 31, 2003 and the Company now receives a royalty for each product sold. The equipment was transferred to Dime as part of the settlement agreement of January 16, 2004. (See Note 2(b) above.)

d. Fair Value of Financial Instruments — The carrying value of cash and cash equivalents, accounts receivable, other receivables, due to factor, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of long-term debt were also estimated to approximate fair value.

e. Revenue Recognition — Revenue is recognized when the product is shipped by the Licensee to its customer. Allowances for estimated bad debts, sales returns and allowances are provided when sales are recorded.

f. Advertising Costs — All advertising costs, excluding cooperative advertising programs, are expensed as incurred or the first time the advertisement takes place. The Company establishes an allowance for cooperative advertising costs at the time the related sale is recognized. Advertising expenses charge to operations for the years ended May 31, 2005 and 2004 amounted to approximately $3,583 and $11,769, respectively.

g. Loss Per Share — Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the years ended May 31, 2005 and 2004, diluted loss per share is the same as basic loss per share since the inclusion of stock operations and warrants would be antidilutive.

h. Stock-Based Compensation — The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion 25, (APB25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation – Transition and Disclosure, requires the companies, which do not elect to account for stock-based compensation as prescribed by this statement, to disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted. No options or warrants have been granted to employees, officers and directors during fiscal year ended 2005 and 2004.

i. Use of Estimates — The preparation of financials statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

j. Comprehensive Income — SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and displaying comprehensive income, comprising net income and other non-owner changes in equity, in the financial statements. For all periods presented, comprehensive income was the same as net income.

k. Segment Information — SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”, defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the way it organizes its business for making operating decisions and assessing performance, the Company has determined that it has a single reportable operating segment.

l. Recent Accounting Pronouncements —

FASB 151 — Inventory Costs

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

FASB 152 — Accounting for Real Estate Time-Sharing Transactions

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

FASB 153 — Exchanges of Non-monetary Assets

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

FASB 123 (revised 2004) — Share-Based Payments

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

FIN 47 — Accounting for Asset Retirement Obligations

In March 2005, FASB Interpretation No.47 “FIN 47” was issued, which clarifies certain terminology as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations. In addition it clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Early adoption of FIN 47 is encouraged. Management believes the adoption of FIN 47 will have no impact on the financials of the Company, once adopted.

FASB 154 — Accounting Changes and Error Corrections

In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

3.	CONCENTRATION OF CREDIT RISK

The Company’s accounts receivable and royalty revenues are concentrated 100% with one customer.

4.	ROYALTY AGREEMENT

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

6.	DEBT AND EQUITY TRANSACTION

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

Effective September 3, 2003, the Company has terminated all of its preferred shares having had a liquidation preference of $1.00 per share, or a face value of $1,644,133, and has reduced its issued and outstanding common stock by 142,857 shares to 3,606,455.

7.	ACCRUED EXPENSES AND OTHER LIABILTIES

As of May 31, 2005, accrued expenses and other liabilities consist of the following:

Accrued interest payable	$569,337
Other accrued	105,450

$674,787

8.	INTANGIBLES

Intangibles arose in connection with the acquisitions of Arm Pro in September 1998, and with the acquisition of Allied / Por-Rok lines in August 1999 and Sta-Dri in August 2000. The intangible assets have been re-characterized pursuant to SFAS 142 from “Goodwill” to be “Intangibles”, since such intangibles are actually comprised of trademarks, acquired proprietary technology and customer lists. These intangibles are being amortized over a fifteen-year life on a straight-line basis. The Company continues to periodically review these long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Accumulated amortization at May 31, 2005 was $267,035. The amortization expense will approximate $38,000 per annum for the next five years.

9.	INCOME TAXES

At May 31, 2005, the Company has available unused net operating loss carryforward (“NOL”) of approximately $10,900,000 that may be applied against future taxable income and expire at various dates through 2025. The Company has a deferred tax assets arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined.

2005

Deferred tax asset:

Net operating loss carryforward	$3,706,000

Valuation allowance	(3,706,000)

Net deferred tax asset	$—

A reconciliation of the statutory federal income tax benefit to actual tax benefit is as follows:

	2005	2004

Statutory federal income tax benefit	$130,000	$61,500

Income tax benefit not utilized	(130,000)	(61,500)

Actual tax benefit	$—	$—

If the Company has a greater than 50% change in ownership of certain stock holdings by shareholders of the Company pursuant to Section 382 of the Internal Revenue Code, the net operating losses may be limited. Currently no such evaluation has been performed. The Company has not filed its federal or state income tax returns for May 31, 2004 or May 31, 2005.

10.	LONG TERM DEBT

At May 31, 2005, long-term debt consists of:

Notes payable (a)	$1,120,958

Debenture payable (b)	125,000

Dime note payable (c)	0

Notes payable (d)	325,000

Notes payable (e)	9,048

1,580,006

Less: Unamortized debt discount	0

1,580,006

Less: Current portion	1,580,006

$—

The Company is in default of substantially all of the aforementioned debt, as such debt has matured or is being litigated.

a)

In the year ended May 31, 2002, the Company raised an additional $125,000 from the same holder of the notes payable of $886,000 at May 31, 2001. The notes payable bear interest at 10% per annum and the principal plus accrued interest is due on demand. The notes payable were secured by a subordinated security interest in the Company’s property, plant and equipment. The notes payable are due to parties associated with a director of the Company and provide the holder with piggyback registration rights. In connection with the notes payable the Company issued 750,000 shares of common stock as consideration for the financing and recorded as debt discount of $95,950 during the year ended May 31, 2001. During the year ended May 31, 2002, the Company issued 261,000 shares of common stock relating to the issuance and extension of the existing debt. These common shares were valued at $27,597 and recorded as an expense.

In December 2002, a note holder signed an agreement to forbear from pursuing any claims against the Company to seek repayment of outstanding principal and interest due on the promissory notes purchased from the Company. In consideration for signing the agreement, the Company agreed to pay the note holder $50,000 on the additional condition that the note holder tender to the Company for cancellation, 625,000 shares of the Company’s $.001 par value common stock it is holding. The $50,000 payment was allocated $40,625 to interest expense and $9,375 to the repurchase of common stock.

b)

Included in long-term debt are debentures owing to a stockholder of the company, Quilcap, Corp., in the amount of $125,000. This debenture from February 25, 1999, bears interest at 15% per annum and matured on May 31, 1999.

c)

The Company had been obligated to Dime Commercial Corp. for $704,668 under a term loan. The term loan has been recorded net of a discount of $8,200 as a result of the put warrant. Amortization of discount charged to operations for fiscal year 2002 was $1,400. The loan provided for monthly interest payments based on the prime rate plus four percent. Installments due under the loan began on March 13, 2000 in the amount of $7,722 per month. The loan matured on August 13, 2002 with a balloon payment of $655,000. There was a put warrant granted with the term loan, exercisable at $.25 and having an expiration date of September 1, 2002. In accordance with Emerging Issues Task Force No. 96-13 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock,” we had allocated $21,037, to the put warrant and recorded the amount as part of long-term debt as of May 31, 2002. The put warrant expired in August 2002 and the remaining recorded value of such warrant was recorded as a contribution to equity. The note was collateralized by all of the Company’s property, plant and equipment at the Clifton facility. As of May 31, 2003, the Company was not in compliance with several of the financial covenants and had not received a waiver from the bank. Therefore, long-term debt was classified in the balance sheet as current liabilities.

d)

In May and June 2002, the Company raised $325,000 from outside investors. The note payable bears interest at 10% per annum and the principal plus accrued interest was due on July 23, 2002, by which time the parties had expected to close a sale-leaseback of the Company’s property. In connection with this loan the Company issued 400,000 stock options as consideration for the financing and recorded as debt discount $16,000, of which $1,600 has been expensed. The investors aborted the transaction immediately prior to closing. In April 2004, the investors commenced litigation against the Company and its president for repayment of the loans.

e)

Included in long-term debt is a revolving non-interest bearing loan owing to AHF Acquisition Corp. in the amount of $9,048. AHF Acquisition Corp. provides monthly working capital to the Company which is immediately paid upon receipt of the following month’s royalty payment.

11.	SHAREHOLDERS’ DEFICIENCY

Preferred Stock

On August 7, 2000, the Company issued cumulative 10% series A convertible redeemable preferred stock (“series A preferred stock”) for $1,281,351 in notes payable plus accrued interest of $109,037. The series A preferred stock had a liquidation preference of $1.00 per share plus declared and unpaid dividends. The series A preferred stock could have been redeemed at the option of the issuer at any time and any number of shares including unpaid dividends until August 7, 2002. Furthermore, the Company had provided the holder with the right to purchase any shares of the Company’s common stock offered for sale or securities convertible into its common stock from August 7, 2000 until August 12, 2002. Additionally, the Company could not declare and pay any cash or stock dividends to any other class of equity securities until the series A preferred stock had been redeemed or converted to common stock.

The series A preferred stock shall accrue dividends at a rate of 10% per year and on each anniversary date of the issuance of these shares the Company will issue one additional share of series A preferred stock for each one-dollar amount of unpaid dividends payable.

After August 7, 2002, if any shares of the series A preferred stock are outstanding, including unpaid dividends, the Company will be required to declare a “special dividend”equal to 15% of the value of the series A preferred stock and therefore issues additional shares of series A preferred stock. Further, the series A preferred stock will automatically convert to common stock at a rate equal to 85% percent of the average trading price for the twenty consecutive days prior to August 7, 2003. Should the Company’s common stock remain at its current low prices, upon the maturity date of August 7, 2003, the Company may be required to issue sufficient common shares to effectuate a change in control of the Company.

During 2002, the Company issued 253,745 shares of preferred stock for dividends attributed to the terms of the preferred stock through May 31, 2002.

During 2003, the Company did not issued the 164,413 dividends attributed to the terms of the preferred stock through May 31, 2003, since the Company was in active negotiations to acquire or eliminate such series A preferred stock.

On September 3, 2003, The Sherwin-Williams Company (“Sherwin”) surrendered for cancellation all of its 142,857 shares of common stock and all of its 1,758,839 shares of preferred stock, including accrued dividends after February 28, 2003. The decision was based solely on Sherwin’s review of its mandatory right to convert its preferred shares into common stock pursuant to an agreement reached on August 7, 2000, which upon exercise would have resulted in Sherwin owning over 90% of the company’s common stock. Under the circumstances Sherwin preference was to terminate its entire ownership interest in the Company, versus having to assume a substantial controlling interest in the Company pursuant to the terms and conditions of the August 7, 2000 agreement.

Effective September 3, 2003, the Company has terminated all of its preferred shares having had a liquidation preference of $1.00 per share, or a face value of $1,758,359, and has reduced its issued and outstanding common stock by 142,857 shares to 3,606,455.

Common Stock

a.

During fiscal 1996, former management of the Company issued 257,143 shares for an amount that present management is unable to determine. The Company has been contacting the registered shareholders to determine if appropriate consideration was received for these shares. The shares have been recorded as outstanding with no consideration received for their issuance. During the years ended May 31, 1999 and 1998, a total of 17,143 and 69,107 shares of common stock, respectively, were returned by the registered shareholders and have been canceled by the Company. The Company intends to continue to pursue litigation against the remaining shareholders that it alleges have received securities without paying fair consideration to the Company.

b.	Equity transactions during fiscal year 2004 were as follows:

•

The Sherwin Williams Company surrendered for cancellation all of its 142,857 shares of common stock and all of its 1,644,133 shares or preferred stock including accrued dividends after May 31, 2002 paid with preferred stock.

•

The Company terminated all of its preferred stock having had a liquidation preference of $1.00 per share on a face value of $1,644,133 and has reduced its issued and outstanding common stock by 142,857 shares to 3,606,455, resulting in a contribution to capital in the amount of $1 million.

c.	Equity transactions during fiscal year 2005 were as follows:

•

In January 2005, the Company authorized a reverse stock split of seven shares of common stock for one share of common stock. All related per share and common share presentation have been adjusted to compensate for such reverse stock split.

12.	STOCK OPTIONS

The following table summarizes the activity with regard to options and warrants for the years ended May 31, 2004 and 2005. No options or warrants were granted, cancelled or exercised in fiscal 2004.

	Stock Options			Warrants

	Options	Exercise Price	Exercisable	Warrants	Exercise Price	Exercisable

May 31, 2004	253,346	0.49 - 3.50	253,346	115,766	0.49-140.00	115,766

Options/Warrants Expired	(253,346)	0.49 - 3.50	(253,346)	(37,195)	0.49-140.00	(37,195)

May 31, 2005	0	0	0	78,571	0.49	78,571

13.	COMMITMENTS AND CONTINGENCY

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

c.

During fiscal 1997, a shareholder commenced an action against the Company and its former President to enjoin the Company and the former President from taking any action that would restrict the sale of common stock that he allegedly owns. In the opinion of management, this action is without merit and will not have a material adverse effect on the Company’s financial position or results of operations.

d.

The Company is involved in several lawsuits arising from the non-payment of recorded payables including the non payment of royalties to a former shareholder which a $95,000 judgement has been rendered against the Company.

e.

The Company operates from the residence of its chief executive officer rent free. Including the non payment of royalties to a former shareholder which a $95,000 judgement has been rendered against the Company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has engaged the certified public accounting firm of Sherb & Co., LLP as its outside auditors to audit the company’s annual financial statements for the fiscal year ending May 31, 2005 and has had no disagreements with them. The company elected to discontinue its independent auditor relationship with the firm of Radin Glass & Co., P.C. for this fiscal year. The company did not have any disagreements over accounting policies or practices with Radin Glass & Co.

Prior to the engagement of Sherb & Co., neither the Company nor anyone on its behalf consulted with such firm regarding the application of accounting principles to a specified transaction, either completed or uncompleted, or type of audit opinion that might be rendered on the Company’s financial statements.

The 2004 financial statements included in this filing were audited by Radin Glass & Co. The audit opinion for such financial statements has not been included due to unpaid fees. The audit opinion for the year 2004 will be included by an amendment to this filing upon resolution of the fees outstanding.

Item 8A. Controls and Procedures.

Our principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securites Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following provides certain information concerning the directors and executive officers of the Company and its subsidiaries as of May 31, 2005.

Name	Aqe	Position

William K. Lavin	61	Chairman, Secretary

Daniel W. Dowe	43	Director, President
		and Chief Executive Officer

Edward J. Malloy	69	Director

Kevin DeMatteis	41	Director

William K. Lavin. Mr. Lavin became a director in October, 1997 and currently operates his own consulting business that he formed in 1994. Before forming his firm, he was Chief Executive Officer of Woolworth Corporation (renamed “Venator”) from 1993 to 1994 and immediately before that position he served as Woolworth’s Chief Administrative and Financial Officer. Mr. Lavin also serves on the board of directors of the Allegheny Corporation (NYSE:Y) and Chicago Title Corporation (NYSE:CTZ).

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

Edward J. Malloy. Mr. Malloy became a director of the Company in January, 1998. Since 1993 he has been President of the Building and Construction Council of Greater New York. Mr. Malloy represents the interests of over 200,000 laborers involved in the building trades in the Greater New York City area. He is responsible for developing building projects in both the public and private sectors to ensure an adequate level of work for his union members. Mr. Malloy brings to the Company an extensive level of contacts and industry experience.

Kevin DeMatteis. Mr. DeMatteis became a director of the Company in January 2001. Mr. DeMatteis is part of the DeMatteis Development Organization, which is a closely-held developer of large scale real estate projects in the United States and in international markets.

Committees of the Board of Directors

The Board of Directors does not have a standing audit or nominating committee or any other committees performing similar functions. The Company does have a compensation committee consisting of Messrs. Lavin and Malloy (the “Compensation Committee”). The Compensation Committee is responsible for assuring that the officers and key management of the Company are effectively compensated in terms of salaries, incentive compensation and benefits which are internally equitable and externally competitive. The Compensation Committee is responsible for setting the compensation of the executive officers.

Executive Officers

At present, Mr. Dowe is the Company’s only executive officer. As a result, Mr. Dowe is handles all financial matters with certain bookkeeping and administrative duties being performed by clerical workers and certain accounting and tax-related matters being performed by outside professionals.

Item 10. Executive Compensation

The following table shows all remuneration in excess of $100,000 paid by the Company and its subsidiaries through May 31, 2005, to all directors and officers:

Table 1

Summary Compensation Table

Name and Princi- pal Position	Annual compensation				Long-Term Compensation Awards

	Year	Compen- Salary ($)	Bonus ($)	Other Annual Restricted Stock Comp. ($)	Securi- ties Underly- ing Options Awards (#)	SARs #)	Other LTIP Payout ($)	All Other ($)

Daniel
Dowe
President	2005	$180,000
	2004	$180,000
	2003	$180,000

Item 11. Security Ownership of Certain Beneficial Owners

DIRECTORS AND EXECUTIVE OFFICERS

The following table shows the amount of common stock owned as of May 31, 2005 by each director and officer and affiliates and by all directors and officers as a group. Each individual has beneficial ownership of the shares which are subject to unexercised stock options and stock warrants held by him, and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned:

Table 1

Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class

Daniel W. Dowe	409,956	11.00%
Director, President

William K. Lavin	15,045	0.4%
Chairman, Secretary

Kevin DeMatties, Director	28,571	0.8%

Edward J. Malloy, Director	9,331	0.3%

All Directors and Officers
as a group	462,903	12.6%

1.	The class includes stock options and stock warrants granted to the directors and officers before May 31, 2003 which are deemed by the Company to be acquirable by the beneficial owner within 60 days of the date of this Form 10-KSB by exercise of the option or warrant. As of May 31, 2005 there were 3,606,455 shares issued and outstanding and 3,685,026 on a fully diluted basis. Percentages are stated on a fully diluted basis.

Director Compensation

None of the Company’s directors are compensated for serving as directors.

Table 2

Security Ownership of Certain Beneficial Owners
(Non-Management)

Name and Address of Beneficial owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class

Not Applicable.

Item 12. Related Transactions

Mr. Dowe’s spouse, Janet L. Dowe periodically provided legal and administrative services to the Company.

David A. Dowe who is the brother of Daniel W. Dowe has made loans to the company and has purchased common stock under the same terms and conditions as other non-affiliated investors that either loaned money to the company or purchased securities..

With respect to the foregoing transactions, the Company believes that the terms of these transactions were as fair to the Company as could be obtained from an unrelated third party. Future transactions with affiliates including loans will be on terms no less favorable than could be obtained from unaffiliated parties and will be approved by a majority of the independent disinterested members of the board of directors.

Item 13. Exhibits

Page

(A)	The following financial statements and supplementary data are included in Part II Item 8

Report of Independent Required Public Accounting Firm	F-2

Financial Statements:

Balance Sheet as of May 31, 2005	F-3

Statement of Operations for the years ended
May 31, 2005 and 2004 (Unaudited)	F-4

Statement of Changes in Shareholders’
Deficiency for the year ended May 31, 2005
And 2004 (Unaudited)	F-5

Statement of Cash Flows for years ended May 31,
2005 and 2004 (Unaudited)	F-6

Notes to Financial Statements	F-7

(B) Exhibits to be incorporated herein by reference:

Exhibit No.	Description of Exhibit

2.1	Plan of Merger of Stratford Acquisition Corp. and the Registrant into the Registrant

3.1(i)	Articles of Incorporation of Stratford Acquisition Corp.

3.1(ii)	Certificate of Incorporation of the Registrant

3.1(iii)	New York Certificate of Merger of Stratford Acquisition Corp. into Registrant

3.1(iv)	Minnesota Certificate of Merger of Stratford Acquisition Corp. into Registrant

3.2	By-Laws

4.1	Specimen Common Stock Certificate

4.2	Form of Class B Warrants

4.3	Form of 10% $550,000 Convertible Debenture and Stock Warrant Agreement

4.4	Form of 9% $800,000 Convertible Debenture and Stock Warrant Agreement

4.5	Form of 15% $250,000 Senior Debenture and Stock Warrant Agreement

4.6	Term Sheets re Director Loans to Company dated July 29, 1998; August 13, 1998; August 20, 1998; August 27, 1998; September 4, 1998; and May 14, 1999

10.1	Employment Agreement between Registrant and Daniel W. Dowe

10.2	Amendment to Employment Agreement between Registrant and Daniel W. Dowe

10.3	Amended and Restated Purchase Agreement between The Sherwin-Williams Company and Registrant

10.4	Form of Promissory Note to Dime Commercial Corp.

10.5	Form of Promissory Note to The Sherwin-Williams Company

10.6	Bill of Sale from The Sherwin-Williams Company to Registrant

10.7	Designation Certificate

10.8	Form of Promissory Notes to Alfonso DeMatteis

24.1	Power of Attorney (contained on signature pageof this Prospectus).

99.1	Battista Agreement

99.2	Supercrete N/A Limited Agreement dated December 20, 1996

(B) Exhibits filed herein:

21.1	Subsidiaries of American Home Food Products, Inc.

31	Certification of Principal Executive and Financial Officer

32	Certification Pursuant to Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services

AUDIT FEES

The aggregate fees billed and unbilled for the fiscal years ended May 31, 2004 and 2005 for professional services rendered by our principal accountants for the audits of our annual financial statements, and the review of our financial statements included in our quarterly reports on Form 10-QSB were approximately $11,000 and $11,000, respectively.

AUDIT-RELATED FEES

There were no audit-related fees for the fiscal years ended May 31, 2004 and 2005 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements.

TAX AND OTHER FEES

The aggregate fees billed for the fiscal years ended May 31, 2004 and 2005 for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns was $0 and $ -0-, respectively.

APPROVAL OF NON-AUDIT SERVICES AND FEES

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, American Home Food Products, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

AMERICAN HOME FOOD PRODUCTS, INC.

By:  /ss/ Daniel W. Dowe
       ————————————
       Daniel W. Dowe, Chief Executive Officer
       And Chief Financial Officer

Dated: October 12, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:

Dated

/ss/ Daniel W. Dowe	Director	October 12, 2005
——————————————— Daniel W. Dowe

/ss/ William K. Lavin	Director	October 12, 2005
——————————————— William K. Lavin

/ss/ Edward J. Malloy	Director	October 12, 2005
——————————————— Edward J. Malloy

/ss/ Kevin DeMatteis	Director	October 12, 2005
——————————————— Kevin DeMatteis