Form 10QSB
period 2005-08-31
American Home Food Products, Inc.
filed 2005-10-28
CIK 945634

FORM 10-QSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

AMERICAN HOME FOOD PRODUCTS INC.

(Formerly Novex Systems International Inc.)

(Exact name of registrant as specified in its charter)

New York	0-26112	41-1759882
State of Jurisdiction)	(Commission	(IRS Employer
	File Number)	Identification No.)

42 Forest Lane	Bronxville, New York	10708
(Address of Principal Executive offices)		(Zip Code)

Registrant's telephone number, including area code 914-337-0231

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No ☐.

The Company had 3,606,455 shares of its $.001 par value common stock and no shares of its $.001 par value preferred stock issued and outstanding on August 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q	Incorporated Document

None

AMERICAN HOME FOOD PRODUCTS, INC.

Index

Page No.

Part I	Financial Information

Item 1.	Financial Statements (Unaudited)

Balance Sheet as of August 31, 2005	F-1

Statements of Operations for the

three months ended August 31, 2005 and

August 31, 2004	F-2

Statements of Cash Flows for the

three months ended August 31, 2005 and

August 31, 2004	F-3

Notes to Financial Statements	F-4

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	1

Item 3.	Controls and Procedures	3

Part II	Other Information

Item 1.	Legal Proceedings	3

Item 2.	Changes in Securities	4

Item 3.	Defaults Upon Senior Securities	4

Item 4.	Submission of Matters to a Vote of Security Holders	4

Item 5.	Other Information	4

Item 6.	Exhibits and Reports on Form 8-K	4

ii

PART I

Page No.

Item 1.	Financial Information (Unaudited)

Item 1.	Financial Statements (Unaudited)

Balance Sheet as of August 31, 2005	F-1

Statements of Operations for the

three months ended August 31, 2005 and

August 31, 2004	F-2

Statements of Cash Flows for the

three months ended August 31, 2005 and

August 31, 2004	F-3

Notes to Financial Statements	F-4

iii

AMERICAN HOME FOOD PRODUCTS, INC.
BALANCE SHEET
August 31, 2005
(unaudited)

ASSETS
CURRENT ASSETS:

Cash	$—
Royalty/Licensee receivable	14,038

Total Current Assets	14,038

INTANGIBLES - at cost, net	478,043

$492,081

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Current portion of long term debt	$1,588,745
Accounts payable	431,758
Loans payable - shareholder	191,864
Accrued expenses and other current liabilities	716,186
Accrued payroll taxes	439,735

Total Current Liabilities	3,368,288

COMMITMENTS AND CONTINGENCY	—

SHAREHOLDERS’ DEFICIENCY:
Preferred stock - $0.001 par value, 10,000,000 shares authorized,
0 shares issued and outstanding	—
Common stock - $0.001 par value, 40,000,000 shares authorized
3,606,455 shares issued and outstanding	3,606
Additional paid-in capital	8,080,039
Accumulated deficit	(10,959,852)

Total shareholders’ deficiency	(2,876,207)

$492,081

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended August 31,
	2005 Unaudited	2004 Unaudited
ROYALTY REVENUE	52,820	55,276
GROSS PROFIT	52,820	55,276

SELLING, GENERAL AND ADMINISTRATIVE	88,912	115,139

LOSS FROM OPERATIONS	(36,092)	(59,863)

OTHER INCOME(EXPENSES):
Interest income (expense)	(35,730)	(41,380)
Gain on property conveyance	0	0
OTHER EXPENSES, net	(35,730)	(41,380)

NET LOSS BEFORE INCOME TAXES	(71,822)	(101,243)
Income taxes	0	0
NET LOSS	(71,822)	(101,243)

LOSS PER COMMON SHARE, basic and diluted	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, basic and diluted	3,606,455	3,606,455

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

	Three Months ended August 31,
	2005 (Unaudited)	2004 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(71,822)	$(101,243)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Amortization of goodwill	12,628	12,628
Changes in assets and liabilities, net of the
effect from acquisition:
Royalty/Licensee receivable	5,025	18,501
Accounts payable	(11,750)	22,173
Accrued expenses and other current liabilities	50,138	63,001
Accrued payroll taxes	15,781	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	15,060

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - shareholders	—	5,861

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	5,861

NET INCREASE IN CASH	—	20,920

CASH AT BEGINNING OF YEAR	—	180

CASH AT END OF PERIOD	$—	$21,100

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	—	—

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

THREE MONTHS ENDED AUGUST 31, 2005

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of American Home Food Products, Inc. (formerly Novex Systems International, Inc.) (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the three months ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ending May 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2005. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, and has a negative working capital and shareholder deficiency as of August 31, 2005. The Company is also in arrears with paying payroll taxes and in default with certain of its debt holders. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to achieve their business plans. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.	STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion 25, (APB25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation – Transition and Disclosure, requires the companies, which do not elect to account for stock-based compensation as prescribed by this statement, to disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted. No options or warrants have been granted to employees, officers and directors during fiscal year ended 2005 and through August 31, 2005.

c.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, other receivables, due to factor, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of long-term debt were also estimated to approximate fair value.

d.	LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the periods ended August 31, 2005 and 2004, diluted loss per share is the same as basic loss per share since the inclusion of stock operations and warrants would be antidilutive.

e.	USE OF ESTIMATES

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

3.	EQUITY TRANSACTIONS

In January 2005, the Company authorized a reverse stock split of seven shares of common stock for one share of common stock. All related per share and common share presentation have been adjusted to compensate for such reverse stock split.

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-QSB. The Financial Statements for the three month period ending August 31, 2005, included in this Form 10-QSB are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Three months ending August 31, 2005 vs. August 31, 2004

In the three month period ended August 31, 2005, the Company had net sales of $52,820 versus $55,276 in the corresponding three month period in 2004. In both periods the Company generated a gross margin of 100% which is attributable to the Company’s conversion of its business from a manufacturing company into a licensing company. On February 1, 2003, the Company entered into an exclusive licensing agreement with CGM, Inc., whereby CGM fulfills all orders for products sold under the trade names that the Company continues to own and thereafter pays the Company a cash royalty on sales (“Licensing Agreement”). All royalty payments are based on actual sales in the previous month and are paid on a monthly basis.

In this three month period, the Company recorded a loss from operations of $36,092 and a net loss to common shareholders of $71,822. In the three month period, the Company incurred financing charges of $35,730. Until the Company can either refinance its outstanding debt, or merge with another company which will include a refinancing of the debt, it will continue to accrue inordinate debt charges. The Company incurred selling, general and administrative costs of $88,912, which included $12,628 of amortization charges.

On August 31, 2005, the Company had $14,038 in current assets, which represented the royalty receivable. The Company has intangible assets of $478,043, which represents the book value of its trademarks, trade names and customer list, which collectively are the assets that generate the royalty income that the Company earns.

Liquidity and Financial Resources at August 31, 2005

As of August 31, 2005, the Company had $3,368,288 in current liabilities, which includes loans (including interest) that are now due totaling $2,496,795 which were used to fund the Company=s operations. These loans are principally to shareholders of the Company. It had accounts payable of $427,501 and accrued taxes of $409,363.

Of the principal loans outstanding, $1,120,958 is held by one person that has properly perfected security interest against the Company=s remaining assets, being all its intangible property.

The Company is planning to increase its royalty revenue and use excess cash proceeds to pay down its debt while it continues to pursue a new business that could be merged with the Company. With any merger the Company will seek to refinance its debt by either paying off all debt in cash or an offer of cash and stock. Although the Company is required to carry its intangible property at a net value of $478,043, it believes that the fair market value for these assets is much higher. As such, the Company believes that a refinancing that would enable creditors to receive cash and some additional equity in the company will eliminate all debts.

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

Going Concern

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company has had negative working capital for each of the last two years ended May 31, 2005 and 2004, however the Company currently has little if any mandatory expenses associated with its operating business and, therefore, can continue to operate, while it seeks new acquisition candidates that will enable the Company to complete its recapitalization plan. Notwithstanding these future plans, which the Company can provide no assurances that they will happen, the current level of liabilities that accumulate through monthly accruals raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 3.	Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

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

Item 2.	Changes in Securities.

In January 2005, the Company authorized a reverse stock split of seven shares of common stock for one share of common stock. All related per share and common share presentation have been adjusted to compensate for such reverse stock split.

Item 3.	Defaults Upon Senior Securities. See Item 1 above.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits and Reports on Form 8-K. None.

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

Date: October 24, 2005