Form 10QSB
period 2005-11-30
American Home Food Products, Inc.
filed 2006-01-27
CIK 945634

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

AMERICAN HOME FOOD PRODUCTS INC.

(Formerly Novex Systems International Inc.)
(Exact name of registrant as specified in its charter)

New York	0-26112	41-1759882

State of Jurisdiction)	(Commission	(IRS Employer
	File Number)	Identification No.)

42 Forest Lane	Bronxville, New York	10708

(Address of Principal Executive offices)		(Zip Code)

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

The Company had 3,606,455 shares of its $.001 par value common stock and no shares of its $.001 par value preferred stock issued and outstanding on November 30, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q	Incorporated Document

None

AMERICAN HOME FOOD PRODUCTS, INC.

ii

PART I

Page No.

Item 1.	Financial Information (Unaudited)

	Balance Sheet as of November 30, 2005	F-1

	Statements of Operations for the Six Months Ended November 30, 2005 and November 30, 2004	F-2

	Statements of Cash Flows for the Six Months Ended November 30, 2005 and November 30, 2004	F-3

	Notes to Financial Statements	F-4

iii

AMERICAN HOME FOOD PRODUCTS, INC.
BALANCE SHEET
November 30, 2005
(unaudited)

ASSETS

CURRENT ASSETS:

Cash	$—
Royalty/Licensee receivable	37,987

Total Current Assets	37,987

INTANGIBLES - at cost, net	465,415

$503,402

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Current portion of long term debt	$1,611,691
Accounts payable	436,566
Loans payable - shareholder	206,864
Accrued expenses and other current liabilities	756,811
Accrued payroll taxes	454,813

Total Current Liabilities	3,466,745

COMMITMENTS AND CONTINGENCY	—

SHAREHOLDERS’ DEFICIENCY:
Preferred stock - $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—
Common stock - $0.001 par value, 40,000,000 shares authorized 3,606,455 shares issued and outstanding	3,606
Additional paid-in capital	8,080,039
Accumulated deficit	(11,046,988)

Total shareholders’ deficiency	(2,963,343)

$503,402

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended November 30,		Six Months Ended November 30,

	2005	2004	2005	2004

	Unaudited	Unaudited	Unaudited	Unaudited
ROYALTY REVENUE	49,649	43,282	102,469	98,557

GROSS PROFIT	49,649	43,282	102,469	98,557

SELLING, GENERAL AND ADMINISTRATIVE	93,382	108,613	182,294	237,742

LOSS FROM OPERATIONS	(43,733)	(65,331)	(79,825)	(139,185)

OTHER INCOME (EXPENSES):
Interest income (expense)	(43,404)	(40,108)	(79,134)	(81,489)
Gain on property conveyance	0	15,821	0	15,821

OTHER EXPENSES, net	(43,404)	(24,287)	(79,134)	(65,668)

NET LOSS BEFORE INCOME TAXES	(87,137)	(89,618)	(158,959)	(204,853)
Income taxes	0	0	0	0

NET LOSS	(87,137)	(89,618)	(158,959)	(204,853)

LOSS PER COMMON SHARE, basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, basic and diluted	3,606,455	3,606,455	3,606,455	3,606,455

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

	Six Months ended November 30,

	2005	2004

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(158,959)	$(204,843)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of goodwill	25,256	25,256
Changes in assets and liabilities, net of the effect from acquisition:
Royalty/Licensee receivable	5,025	21,908
Accounts payable	(11,750)	19,115
Accrued expenses and other current liabilities	50,138	126,534
Accrued payroll taxes	15,781	—

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	(12,030)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - shareholders	—	20,961

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	20,961

NET INCREASE IN CASH	—	8,931

CASH AT BEGINNING OF YEAR	—	180

CASH AT END OF PERIOD	$—	$9,111

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—

Income taxes	—	—

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of American Home Food Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the six months ended November 30, 2005 are not necessarily indicative of the results that may be expected for the year ending May 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2005. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	a.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, and has a negative working capital and shareholder deficiency as of November 30, 2005. The Company is also in arrears with paying payroll taxes and in default with certain of its debt holders. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to achieve their business plans. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

	b.	STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion 25, (APB25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation – Transition and Disclosure, requires the companies, which do not elect to account for stock-based compensation as prescribed by this statement, to disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted. No options or warrants have been granted to employees, officers and directors during fiscal year ended 2005 and through November 30, 2005.

	c.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, other receivables, due to factor, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of long-term debt were also estimated to approximate fair value.

	d.	LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the periods ended November 30, 2005 and 2004, diluted loss per share is the same as basic loss per share since the inclusion of stock operations and warrants would be antidilutive.

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

4.	SUBSEQUENT EVENTS

In late November 2005, a judgment creditor served a writ of attachment on the Company’s licensee. The Company and the licensee agreed that the licensee would not pay the royalty to the Company until the issue had been resolved in court. In mid-December 2005, the court ordered that any sale of the assets would be subject to any and all valid security interests and/or liens. The Company maintains that all assets, including the royalty, are subject to the valid security interest of a financial creditor who provided capital to the Company in December 2000 and who is willing to work with the Company, and that any other outstanding judgments and/or liens are subordinate to that creditor’s first security interest. In January, the licensee subsequently released the royalty payments to the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-QSB. The Financial Statements for the six month period ending November 30, 2005, included in this Form 10-QSB are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Six Months Ending November 30, 2005 vs. November 30, 2004

In the six month period ended November 30, 2005, the Company had net sales of $102,469 versus $98,557 in the corresponding six month period in 2004. In both periods the Company generated a gross margin of 100% which is attributable to the Company’s conversion of its business from a manufacturing company into a licensing company. On February 1, 2003, the Company entered into an exclusive licensing agreement with CGM, Inc., whereby CGM fulfills all orders for products sold under the trade names that the Company continues to own and thereafter pays the Company a cash royalty on sales (“Licensing Agreement”). All royalty payments are based on actual sales in the previous month and are paid on a monthly basis.

In this six month period, the Company recorded a loss from operations of $79,825 and a net loss to common shareholders of $158,959. In the six month period, the Company incurred financing charges of $79,134. Until the Company can either refinance its outstanding debt, or merge with another company which will include a refinancing of the debt, it will continue to accrue inordinate debt charges. The Company incurred selling, general and administrative costs of $182,294, which included $25,256 of amortization charges.

On November 30, 2005, the Company had $37,987 in current assets, which represented the royalty receivable. The Company has intangible assets of $465,415, which represents the book value of its trademarks, trade names and customer list, which collectively are the assets that generate the royalty income that the Company earns.

Three months ending November 30, 2005 vs. November 30, 2004

In the three month period ended November 30, 2005, the Company had net sales of $49,649, versus $43,282 in the corresponding three month period in 2004. The net loss of $87,137 includes $12,000 of amortization charges.

Liquidity and Financial Resources at November 30, 2005

As of November 30, 2005, the Company had $3,466,745 in current liabilities, which includes loans (including interest) that are now due totaling $2,575,366 which were used to fund the Company’s operations. These loans are principally to shareholders of the Company. It had accounts payable of $436,566 and accrued taxes of $454,813.

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

Long-Lived Assets (including Tangible and Intangible Assets)

We acquired businesses in recent years, which resulted in tangible assets being recorded. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairment to the intangible and tangible assets on a quarterly basis or when evidence of events or changes in circumstances indicate that the carrying amount of an assets may not be recovered. Our judgments regarding the existence of impairment indicators, if any, and future cash flows related to these assets are based on operational performance of our business, market conditions and other factors.

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

In late November 2005, a judgment creditor served a writ of attachment on the Company’s licensee. The Company and the licensee agreed that the licensee would not pay the royalty to the Company until the issue had been resolved in court. In mid-December 2005, the court ordered that any sale of the assets would be subject to any and all valid security interests and/or liens. The Company maintains that all assets, including the royalty, are subject to the valid security interest of a financial creditor who provided capital to the Company in December 2000 and who is willing to work with the Company, and that any other outstanding judgments and/or liens are subordinate to that creditor’s first security interest. In January, the licensee subsequently released the royalty payments to the Company.

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

AMERICAN HOME FOOD PRODUCTS, INC.

By:	/s/ Daniel W. Dowe

Daniel W. Dowe
Chief Executive Officer and Chief Financial Officer

Date: January 27, 2006