Form 10QSB
period 2006-02-28
American Home Food Products, Inc.
filed 2006-04-21
CIK 945634

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

AMERICAN HOME FOOD PRODUCTS INC.

(Formerly Novex Systems International Inc.)
(Exact name of registrant as specified in its charter)

New York	0-26112	41-1759882

State of Jurisdiction)	(Commission	(IRS Employer
	File Number)	Identification No.)

42 Forest Lane	Bronxville, New York	10708

(Address of Principal Executive offices)		(Zip Code)

Registrant’s telephone number, including area code 914-337-0231

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes X    No ___.

The Company had 3,756,455 shares of its $.001 par value common stock and no shares of its $.001 par value preferred stock issued and outstanding on February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q	Incorporated Document

None

AMERICAN HOME FOOD PRODUCTS, INC.

ii

PART I

Page No.
Item 1. Financial Information (Unaudited)

Balance Sheet as of February 28, 2006	F-1

Statements of Operations for the Three and
Nine Months Ended February 28, 2006 and
February 28, 2005	F-2

Statements of Cash Flows for the
Nine Months Ended February 28, 2006 and
February 28, 2005	F-3

Notes to Financial Statements	F-4

iii

AMERICAN HOME FOOD PRODUCTS, INC.
BALANCE SHEET
February 28, 2006
(unaudited)

ASSETS

CURRENT ASSETS:

Cash	$—
Royalty/Licensee receivable	37,412

Total Current Assets	37,412

INTANGIBLES - at cost, net	452,787

$490,199

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Current portion of long term debt	$1,679,844
Accounts payable	449,757
Loans payable - shareholder	214,749
Accrued expenses and other current liabilities	696,870
Accrued payroll taxes	469,891

Total Current Liabilities	3,511,111

COMMITMENTS AND CONTINGENCY	—

SHAREHOLDERS’ DEFICIENCY:
Preferred stock - $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—
Common stock - $0.001 par value, 40,000,000 shares authorized 3,756,455 shares issued and outstanding	3,756
Additional paid-in capital	8,106,889
Accumulated deficit	(11,131,557)

Total shareholders’ deficiency	(3,020,912)

$490,199

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
	Unaudited	Unaudited	Unaudited	Unaudited
ROYALTY REVENUE	51,712	57,893	154,181	156,450

GROSS PROFIT	51,712	57,893	154,181	156,450

SELLING, GENERAL AND ADMINISTRATIVE	96,694	112,571	278,988	336,323

LOSS FROM OPERATIONS	(44,982)	(54,678)	(124,807)	(179,873)

OTHER INCOME( EXPENSES):
Interest income (expense)	(39,586)	(39,175)	(118,721)	(120,664)
Gain on property conveyance	0	0	0	15,821

OTHER EXPENSES, net	(39,586)	(39,175)	(118,721)	(104,843)

NET LOSS BEFORE INCOME TAXES	(84,568)	(93,853)	(243,528)	(284,716)
Income taxes	0	0	0	0

NET LOSS	(84,568)	(93,853)	(243,528)	(284,716)

LOSS PER COMMON SHARE, basic and diluted	$(0.02)	$(0.03)	$(0.07)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, basic and diluted	3,681,455	3,606,455	3,636,455	3,606,455

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

	Nine Months ended February 28,
	2006	2005
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(243,528)	$(284,716)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities: Amortization of goodwill	37,884	37,884
Changes in assets and liabilities, net of the effect from acquisition:
Royalty/Licensee receivable	(18,348)	16,596
Accounts payable	6,251	4,374
Accrued expenses and other current liabilities	121,918	193,344
Accrued payroll taxes	45,938	5,686

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(49,885)	(26,832)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - shareholders	22,885	41,542
Stock issued for debt settlement	27,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	49,885	41,542

NET INCREASE IN CASH	—	14,710

CASH AT BEGINNING OF YEAR	—	180

CASH AT END OF PERIOD	$—	$14,890

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—

Income taxes	—	—

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

NINE MONTHS ENDED FEBRUARY 28, 2006

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of American Home Food Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the nine months ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2005. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, and has a negative working capital and shareholder deficiency as of February 28, 2006. The Company is also in arrears with paying payroll taxes and in default with certain of its debt holders. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to achieve their business plans. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.	STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion 25, (APB25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation – Transition and Disclosure, requires the companies, which do not elect to account for stock-based compensation as prescribed by this statement, to disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted. No options or warrants have been granted to employees, officers and directors during fiscal year ended 2005 and through February 28, 2006.

c.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, other receivables, due to factor, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of long-term debt were also estimated to approximate fair value.

d.	LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the periods ended February 28, 2006 and 2005, diluted loss per share is the same as basic loss per share since the inclusion of stock operations and warrants would be antidilutive.

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

f.	NEW ACCOUNTING PRONOUNCEMENTS

FASB 155 – Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 156 – Accounting for Servicing of Financial Assets

In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

3.	DEBT AND EQUITY TRANSACTIONS

In January 2005, the Company authorized a reverse stock split of seven shares of common stock for one share of common stock. All related per share and common share presentation have been adjusted to compensate for such reverse stock split.

In late November 2005, a judgment creditor served a writ of attachment on the Company’s licensee. In January 2006, the parties reached an agreement whereby the creditor agreed to refrain from any further litigation and to limit the judgment to $400,000 in exchange for a monthly payment of interest on the creditor’s original loan to the Company and the Company’s commitment to pay the judgment upon the earlier of the recapitalization of the Company or September 30, 2006. The parties further agreed that the warrant to purchase 600,000 shares of common stock (pre-split) which the creditor had received as part of the original transaction would be cancelled and that the Company would issue to the creditor 150,000 shares of common stock (post-split), for which a $27,000 expense was recorded.

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-QSB. The Financial Statements for the nine month period ending February 28, 2006, included in this Form 10-QSB are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Nine Months Ending February 28, 2006 vs. February 28, 2005

In the nine month period ended February 28, 2006, the Company had net sales of $154,181 versus $156,450 in the corresponding nine month period in 2005. In both periods the Company generated a gross margin of 100% which is attributable to the Company’s conversion of its business from a manufacturing company into a licensing company. On February 1, 2003, the Company entered into an exclusive licensing agreement with CGM, Inc., whereby CGM fulfills all orders for products sold under the trade names that the Company continues to own and thereafter pays the Company a cash royalty on sales (“Licensing Agreement”). All royalty payments are based on actual sales in the previous month and are paid on a monthly basis.

In this nine month period, the Company recorded a loss from operations of $97,807 and a net loss to common shareholders of $243,528. In the nine month period, the Company incurred financing charges of $118,721. Until the Company can either refinance its outstanding debt, or merge with another company which will include a refinancing of the debt, it will continue to accrue inordinate debt charges. The Company incurred selling, general and administrative costs of $251,998, which included $37,884 of amortization charges and $27,000 of expense relating to the issuance of 150,000 shares of common stock to a judgment creditor as part of a settlement in January 2006.

On February 28, 2006, the Company had $37,412 in current assets, which represented the royalty receivable. The Company has intangible assets of $452,787, which represents the book value of its trademarks, trade names and customer list, which collectively are the assets that generate the royalty income that the Company earns.

Three Months Ending February 28, 2006 vs. February 28, 2005

In the three month period ended February 28, 2006, the Company had net sales of $51,712, versus $57,893 in the corresponding three month period in 2005. The net loss of $84,568 includes $12,000 of amortization charges.

Liquidity and Financial Resources at February 28, 2006

As of February 28, 2006, the Company had $3,511,111 in current liabilities, which includes loans (including interest) that are now due totaling $2,591,463 which were used to fund the Company’s operations. These loans are principally to shareholders of the Company. It had accounts payable of $449,757 and accrued taxes of $469,891.

Of the principal loans outstanding, $1,120,958 is held by one person that has properly perfected security interest against the Company’s remaining assets, being all its intangible property.

The Company is planning to increase its royalty revenue and use excess cash proceeds to pay down its debt while it continues to pursue a new business that could be merged with the Company. With any merger the Company will seek to refinance its debt by either paying off all debt in cash or an offer of cash and stock. Although the Company is required to carry its intangible property at a net value of $452,787, it believes that the fair market value for these assets is much higher. As such, the Company believes that a refinancing that would enable creditors to receive cash and some additional equity in the company will eliminate all debts.

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

Our principal executive officer and principal financial officer, who is the sole officer and employee, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

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

In late November 2005, a judgment creditor served a writ of attachment on the Company’s licensee. In mid-December 2005, the court ordered that any sale of the assets would be subject to any and all valid security interests and/or liens. The Company maintains that all assets, including the royalty, are subject to the valid security interest of a financial creditor who provided capital to the Company in December 2000 and who is willing to work with the Company, and that any other outstanding judgments and/or liens are subordinate to that creditor’s first security interest. In January 2006, the parties reached an agreement whereby the creditor agreed to refrain from any further litigation and to limit its judgment at $400,000 in exchange for a monthly payment of interest on the creditor’s original loan to the Company and the Company’s commitment to pay the judgment upon the earlier of the recapitalization of the Company or September 30, 2006.

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

Date: April 20, 2006