Form 10KSB
period 2006-05-31
American Home Food Products, Inc.
filed 2006-10-06
CIK 945634

FORM 10-KSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2006.

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐.

Based on the closing sale price of $.12 on May 31, 2006, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $500,000. The Company had 3,761,455 shares of its $.001 par value common stock and no shares of its $.001 par value preferred stock issued and outstanding on May 31, 2006.

.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
None

AMERICAN HOME FOOD PRODUCTS, INC.

ii

PART I

Item 1.	Description of Business

American Home Food Products, Inc. (hereinafter “the Company” will be subject to numerous and substantial economic, operational and other risks, which should be carefully evaluated. For a more detailed discussion of the risk factors involved in the investment being offered in this offering, see the following Risk Factors. At its Annual Meeting of Shareholders on January 28, 2005, the Company announced a new strategy that it was contemplating to advance the Company from a royalty collecting business into one that engages in the manufacturing and marketing of private label and specialty food products. (See Executive Summary). As of the filing date of this Form 10-KSB, the Company was not subject to any agreements to acquire an operating business, although management is pursuing various opportunities.

RISK FACTORS

Historical losses. The Company has recorded net losses in prior years, in addition a significant portion of the Company’s assets are attributable to intangibles. Management will periodically review the recoverability of intangibles to determine if it has been impaired. Events that may cause an impairment would be the Company’s future intentions regarding its operations and the operations forecasted undiscounted cash flows. Any reduction in the value of intangibles would be to the extent that the present value of the expected future cash flows are less than the carrying amount of intangibles. This analysis may result in a complete or partial write-off or acceleration of the amortization period. A write-down of part or all of the intangibles will negatively impact the Company’s current operating results. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and “Financial Statements and Notes.”

Because the Company has no patent protection for its product formulae, its competitors could copy its products and market them under another name which could decrease the Company’s revenues and hamper its ability to achieve profitability. The formulae used to produce the Company’s products are not subject to patents, however the actual trade names for the products are all registered and in good standing. The Company believes that its products are purchased because of performance and trust and that the brand name provides the greater value to the products. Patent protection would not be warranted in the case of the Company’s products, and could be injurious through the public disclosure of the formulae.

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

Federal regulations under the Exchange Act regulate the trading of so-called “penny stocks” (the “Penny Stock Rules”, which are generally defined as any security not listed on a national securities exchange or NASDAQ, priced at less than $5.00 per share, and offered by an issuer with limited net tangible assets and revenues. In addition, equity securities listed on NASDAQ that are priced at less than $5.00 per share are deemed penny stocks for the limited purpose of Section 15(b)(6) of the Exchange Act. Therefore, during the time which the common stock is quoted on the NASDAQ OTC Bulletin Board at a price below $5.00 per share, trading of the common stock will be subject to the full range of the Penny Stock Rules. Under these rules, broker dealers must take certain steps prior to selling a “penny stock,” which steps include: (i) obtaining financial and investment information from the investor; (ii) obtaining a written suitability questionnaire and purchase agreement signed by the investor; and (iii) providing the investor a written identification of the shares being offered and in what quantity. If the Penny Stock Rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. Accordingly, the application of the comprehensive Penny Stock Rules may be more difficult for broker-dealers to sell the common stock, and purchasers of the shares of common stock offered hereby may have difficulty in selling their shares in the future in the secondary trading market.

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

EXECUTIVE SUMMARY

The Company and Its Industry

American Home Food Products, Inc. is undertaking a business plan to create a large-scale diversified private label food manufacturing and marketing business. The Company has pursued several operating businesses that could serve as growth platforms in each of the selected product categories, however for various reasons not attributable to the Company the transaction could not be brought to a close. The Company will be formally located in New York City.

The total U.S. market for private label food and grocery products is estimated to be $42.9 billion and growing by the Chicago-based, Information Resources, Inc. (“IRI”).1 Influencing this growth is the consolidation of large food retail chains and the emergence of mass merchandisers, such as, Costco, B.J.’s and Wal-Mart and large drug chains that are also offering food and grocery products. According to IRI, sales of private label products increased by nearly $1 billion in supermarkets and $270 million in drug chains in 2003 versus the prior year. Over the past five years, private label products have added $6.5 billion in annual revenue in U.S. supermarkets, an increase of 17.9% versus 14.0% for national brands over the same period.

Other Private Label Food Companies

The leading diversified private label manufacturer, Ralcorp (NYSE:RAH), generates approximately $1 billion in annual sales in essentially four food categories – cereals, bakery, snacks and condiments. Cott Beverages (NYSE:COT) is the leading private-label beverage producer and will be distinguishable from the Company due to its narrow product offering which excludes food products. Most of the other large scale private label food competitors are owned by major branded food companies like ConAgra ($350m. in private label canned pasta, peanut butter, breakfast bars, cereals), Delmonte Foods, Inc. ($150m. in private label canned broths, gravies, soups). In 2005, Dallas-based Dean Foods Company announced a spin-off Treehouse Foods (NYSE: THS) to create a $700 million in sales publicly-traded, private label and branded food company. The new management team invested $10 million in the spin-off company for 1.67% of the common stock giving the entire business a market capitalization of $598 million, or a value of 85% of annual sales.

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

_________________________

1  IRI data does not include sales at Wal-Mart, which has discontinued reporting its own sales data.

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

Prior Business Development

In August 7, 1999, the Company acquired its existing assets from The Sherwin-Williams Company.

On August 1, 2000, the Company acquired substantially all of the assets of the The Sta-Dri Company located in Odenton, Maryland (“Sta-Dri”). Sta-Dri manufactured a well-known line of waterproofing and building material products that have been in existence for over 40 years. Due to operating difficulties at its plant, the Company contracted out all its manufacturing to a larger private held business and currently collects a royalty on monthly sales of its product line.

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

The Company currently has its executive offices at 42 Forest Lane, Bronxville, New York 10708.

d.	How the Company Markets Its Products

The Company markets all its products in conjunction with the sales and marketing staff of its Licensee. Most of these efforts involve direct contact with existing and new customers and periodic incentive based promotions to attract new sales.

e.	Description of the Company’s Products

As of the filing of this registration statement, the following is a list of the Company’s products.

POR-ROK PRODUCTS (A Line of Grouts and Patching Products) – these products are shipped in various packaging sizes and sold to retail hardware stores and contractor outlets. The products are either cement- or gypsum-based and used in various interior and exterior applications for anchoring equipment or other permanent fixtures, vertical and horizontal repairs of concrete and wood structures.

STA-DRI PRODUCTS (A Line of Masonry Waterproofing Products) – these products are shipped in various packaging sizes and sold to retail hardware stores and contractor outlets. The products come in powder form (need to be mixed with water) or ready-mixed (similar to paint products) and are used in various application of waterproof masonry structures.

f.	The Company’s Competitors

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

Brand	Major Competitors

Por-Rok Products	Conspec, Tamms, Master Builders, Quikcrete
Sonneborn, Sika, W.R. Meadows, ChemMasters
Rockite, Oldcastle, Mapei, DAP

Sta-Dri Products	Thoroseal, UGL

g.	Seasonality

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

h.       Customer Dependence

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

i.	Raw Materials

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

j.	Intellectual Property Rights

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

k.	The Company’s Working Capital Requirements To Operate Its Business

For the fiscal year ended May 31, 2006, the Company experienced substantially less fluctuations in its working capital requirements to finance its operations due to it having entered into the Licensing Agreement. The Company currently requires approximately $20,000 monthly to cover its fixed operating expenses before interest charges and it has no variable expenses.

l.        No Backlog Orders

As of May 31, 2006, the Company did not have any backlog orders on account of its new business operation as a licensing company.

m.	Government Contracts

The Company does not have any material contracts with the Government or any government agency and therefore does not have any exposure to these types of agreements.

n.	Financial Information About Foreign and Domestic Operations and Export Sales.

The Company exports a small percentage of its annual sales to customers located outside of the United States. Whenever goods are sold outside of the United States the invoice is either paid in full prior to the shipment, or the goods are released upon confirmation of an irrevocable letter of credit.

o.	The Company’s Research and Development Activities

The Company currently markets products that have been widely accepted in the marketplace for building materials in both the commercial and consumer channels. The Company is not actively seeking to develop new innovative products, but to capitalize on sales of its existing products.

p.	Environmental Compliance

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

q.	The Company’s Future Operations

The Company’s plan to combine its Licensee’s sales and marketing staff with its own efforts to increase sales of products sold under the Company’s trade names and consequently its monthly royalty payments. The Company will also continue to assess the prospects of merging with an operating business to better utilize the Company’s publicly-traded status.

r.	Number of Employees

As of May 31, 2006, the Company employed one (1) full-time employee.

Item 2.	Description of Property

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

The last Annual Meeting of Shareholders was held on January 28, 2005 at which the Company received majority votes in favor of: changing the Company’s name to American Home Food Products, undertaking a 1-for-7 reverse stock split and ratifying the election of its independent outside counsel. In light of the Company’s plan to make an acquisition in 2006, it has not scheduled a meeting of shareholders and expects that as part of the acquisition or shortly thereafter it will schedule an annual meeting of shareholders.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock, $.001 par value, is traded on the Over-the-Counter (“OTC”) Bulletin Board operated by the National Association of Securities Dealers under the ticker symbol “AHFP”. The table below presents the high and low closing bid prices for each of the quarters of the fiscal years ending May 31, 2006 and May 31, 2005, respectively. The quotations reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company’s common stock became actively traded in July, 1995. Effective June 8, 2005, a 1-for-7 reverse split was undertaken, which increased the Company’s stock price to $.15 per share with 3,606,455 shares of its $.001 par value common stock issued and outstanding. On May 31, 2006, the closing bid price was $.12. The Company has never paid a cash dividend and does not expect to change its dividend policy in the foreseeable future.

Quarterly Common Stock Bid Price Ranges

Quarter	High*	Low*	Last Day of Quarter
1st	$.15	$.15	August 31, 2005
2nd	$.13	$.13	November 30, 2005
3rd	$.13	$.13	February 28, 2006
4th	$.12	$.12	May 31, 2006

*post-split prices

Quarter	High**	Low**	Last Day of Quarter
1st	$.02	$.02	August 31, 2004
2nd	$.02	$.02	November 30, 2004
3rd	$.02	$.02	February 28, 2005
4th	$.02	$.02	May 31, 2005

**pre-split prices

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

Operations

Results of Operations

Year ended May 31, 2006 (Fiscal 2006) as compared to May 31, 2005 (Fiscal 2005)

The royalties for the year ending May 31, 2006 were $223,522, while the royalties for the same period ended May 31, 2005, were $209,258. The Company achieved a gross profit of 100% for the year ending May 31, 2006 due to the licensing nature of the Company’s business.

For the year ending May 31, 2006, the Company generated a net loss of $306,621, which included $159,325 of accrued interest and non-cash expenses for depreciation and amortization of $50,512 and stock issuances of $27,600. On a monthly basis, the Company incurs approximately $35,000 in selling, general and administrative expenses expense. The monthly selling, general and administrative expenses are predominantly comprised of $20,000 in payroll expenses, $3,000 in amortization expense of the intangibles and $4,000 of professional fees.

As of May 31, 2006, the Company had $17,452 in current assets representing the royalty receivable. The Company has intangibles of $440,159, which is attributable to the two acquisitions that the Company completed in 1999 and 2000.

Year ended May 31, 2005 (Fiscal 2005) as compared to May 31, 2004 (Fiscal 2004)

While royalties for the year ending May 31, 2005 were $209,258, royalties for the same period ended May 31, 2004 were $230,275. The Company also generated $15,821 in Other Income.

The Company achieved a gross profit of 100% for the year ending May 31, 2005 due to the Company’s termination of its manufacturing business.

For the year ending May 31, 2005, the Company generated a net loss of $382,211, which included $160,107 of accrued interest and non-cash expenses for depreciation and amortization of $50,512.

As of May 31, 2005, the Company had $19,064 in current assets representing the royalty receivable. The Company has intangibles of $490,671, which is attributable to the two acquisitions that the Company completed in 1999 and 2000.

Selected Financial Data

The following selected historical statement of operations for the three years ended May 31, 2006, 2005 and 2004 and balance sheet as of May 31, 2006 and 2005 have been derived from the financial statements of the Company that are included elsewhere in this Form 10-KSB and that have been audited by Sherb and Co. LLP (except as noted below) whose reports with respect to the financial statements are also included elsewhere in this Prospectus. This information should be read in conjunction with the financial statements and notes to the financial statements appearing elsewhere in this Form 10-KSB and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended May 31
	2004		2005		2006
STATEMENT OF OPERATIONS	(Unaudited)		(Unaudited)		(Unaudited)
DATA:
Net Sales	$230,275		$209,258		$223,522
Gross Profit	$230,275		$209,258		$223,522
Net Profit/(Loss)	$226,094		$(382,211)		$(306,621)

Net Income/(Loss) Per Common Share	$.01		$(.11)		$(.08)

BALANCE SHEET DATA:
Working Capital Deficit	($2,963,354	) (	$3,295,053	) (	$3,523,561)
Intangibles, net	$541,183		$490,671		$440,159
Total Assets	$577,776		$509,735		$457,611
Long Term Debt	-0-		-0-		-0-
Stockholders’ Deficiency	($2,422,171	) (	$2,804,382	) (	$3,083,402)

Liquidity and Financial Resources

As of May 31, 2006, the Company had $3,541,013 in current liabilities, which includes loans (including interest) that are now due totaling $2,479,928, which were used to fund the Company’s operations. These loans are principally to shareholders of the Company. It had accounts payable and accrued expenses of $576,519 and accrued taxes of $484,566.

Of the principal loans outstanding, $1,120,958 is held by one person that has properly perfected security interest against the Company’s remaining assets, being all its intangible property.

The Company is planning to increase its royalty revenue and use excess cash proceeds to pay down its debt while it continues to pursue a new business that could be merged with the Company. (See Executive Summary). With any merger the Company will seek to refinance its debt by either paying off all debt in cash or an offer of cash and stock. Although the Company is required to carry its intangible property at a net value of $440,159, it believes that the fair market value for these assets are much higher. As such, the Company believes that a refinancing that would enable creditors to receive cash and some additional equity in the company will eliminate all debts.

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

Going Concern

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company has had negative working capital for each of the last two years ended May 31, 2006 and 2005. The Company has recently relinquished title to its property and equipment due to default of its bank line of credit and mortgage on its property. The Company is in arrears with paying payroll taxes for several months. Those conditions raise substantial doubt about the abilities to continue as a going concern. The financial statements of the Company do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 7.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors
American Home Food Products, Inc.
Bronxville, New York

We have audited the accompanying balance sheet of American Home Food Products, Inc. as of May 31, 2006, and the related statements of operations, shareholders’ deficiency, cash flows for each of the years ended May 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Home Food Products, Inc. as of May 31, 2006, and the results of its operations and its cash flows for each of the years ended May 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, including a net loss of approximately $.3 million for the year ended May 31, 2006, and has a working capital deficiency as of May 31, 2006. These factors raise substantial doubt the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
September 30, 2006

AMERICAN HOME FOOD PRODUCTS, INC.

BALANCE SHEET

May 31, 2006

ASSETS

CURRENT ASSETS:

Cash	$—
Royalty/Licensee receivable	17,452

Total Current Assets	17,452

INTANGIBLES - at cost, net	440,159

$457,611

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Current portion of long term debt	$1,664,506
Accounts payable	465,376
Loans payable - shareholder	211,191
Accrued expenses and other current liabilities	715,374
Accrued payroll taxes	484,566

Total Current Liabilities	3,541,013

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS’ DEFICIENCY:
Preferred stock - $0.001 par value, 10,000,000 shares authorized,
0 shares issued and outstanding	—
Common stock - $0.001 par value, 40,000,000 shares authorized
3,761,455 shares issued and outstanding	3,761
Additional paid-in capital	8,107,484
Accumulated deficit	(11,194,647)

Total shareholders’ deficiency	(3,083,402)

$457,611

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.

STATEMENTS OF OPERATIONS

	Year Ended May 31,
	2006	2005

ROYALTY REVENUE	$223,522	$209,258
GROSS PROFIT	223,522	209,258

SELLING, GENERAL AND ADMINISTRATIVE	370,218	447,183

LOSS FROM OPERATIONS	(146,696)	(237,925)

OTHER INCOME( EXPENSES):
Other income	—	15,821
Interest expense	(159,925)	(160,107)
OTHER EXPENSES, net	(159,925)	(144,286)

NET LOSS	$(306,621)	$(382,211)

LOSS PER COMMON SHARE, basic and diluted	$(0.08)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, basic and diluted	3,666,840	3,606,455

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, May 31, 2004	—	$—	$3,606,455	$3,606	$8,080,039	$(10,505,816)	$(2,422,171)
Net loss	—	—	—	—	—	(382,211)	(382,211)
BALANCE, May 31, 2005	—	$—	$3,606,455	$3,606	$8,080,039	$(10,888,027)	$(2,804,382)
Issuance of common stock with promissory note			5,000	5	595		600
Issuance of common stock with settlement agreement			150,000	150	26,850		27,000
Net loss	—	—				(306,621)	(306,621)
BALANCE, May 31, 2006	—	$—	$3,761,455	$3,761	$8,107,484	$(11,194,648)	$(3,083,402)

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.

STATEMENTS OF CASH FLOWS

	Year ended May 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(306,621)	$(382,211)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of intangibles	50,512	50,512
Common stock issued	27,600	—
Changes in assets and liabilities
Royalty/Licensee receivable	1,612	17,349
Accounts payable	21,870	20,379
Accrued expenses and other current liabilities	40,587	222,924
Accrued payroll taxes	60,613	20,276
NET CASH USED IN OPERATING ACTIVITIES	(103,827)	(50,771)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - shareholders	19,327	41,542
Proceeds from debt financing	84,500	9,048
NET CASH PROVIDED BY FINANCING ACTIVITIES	103,827	50,591

NET DECREASE IN CASH	0	(180)

CASH AT BEGINNING OF YEAR	—	180

CASH AT END OF YEAR	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$15,000	$—
Income taxes	$—	$—

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2006 AND 2005

1.	DESCRIPTION OF BUSINESS

American Home Food Products, Inc. (the “Company”) currently receives a monthly royalty from the business of manufacturing and marketing a diversified line of construction products including pre-packaged concrete repair, grouting and patching products and masonry waterproofing products. The principal markets for the Company’s products are retailers, construction professionals and distributors located through the United States and in certain areas of Canada.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

a.             Basis of Presentation - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of $306,621 for the year ended May 31, 2006 “2006” and a net loss of $382,211 for the year ended May 31, 2005 “2005”. Additionally the Company had a net working capital deficiency, a shareholders’ deficiency and negative cash flow from operations for the years ended May 31, 2006 and 2005. The Company is also in arrears with paying payroll taxes and in default with certain of its debt holders. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to achieve their business plans. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.             Impairment of Long-Lived Assets – The Company reviews long-lived assets, certain identifiable assets and goodwill related to those assets on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Any impairment losses have been recorded in the statement of operations.

c.             Fair Value of Financial Instruments – The carrying value of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of long-term debt were also estimated to approximate fair value.

d.             Revenue Recognition – Revenue is recognized when the product is shipped by the Licensee to its customer. Allowances for estimated bad debts, sales returns and allowances are provided when sales are recorded.

e.             Advertising Costs – All advertising costs, excluding cooperative advertising programs, are expensed as incurred or the first time the advertisement takes place. The Company establishes an allowance for cooperative advertising costs at the time the related sale is recognized. Advertising expenses charge to operations for the years ended May 31, 2006 and 2005 amounted to approximately $5,133 and $3,583, respectively.

f.              Loss Per Share – Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the years ended May 31, 2006 and 2005, diluted loss per share is the same as basic loss per share since the inclusion of stock operations and warrants would be antidilutive.

g.             Stock-Based Compensation - The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion 25, (APB25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation – Transition and Disclosure, requires the companies, which do not elect to account for stock-based compensation as prescribed by this statement, to disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted. No options or warrants have been granted to employees, officers and directors during fiscal years ended 2006 and 2005. Effective June 1, 2006, the Company has adopted SFAS 123R.

h.             Use of Estimates – The preparation of financials statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

i.              Segment Information – SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”, defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the way it organizes its business for making operating decisions and assessing performance, the Company has determined that it has a single reportable operating segment.

j.	Recent Accounting Pronouncements -

FASB 123 (revised 2005) – Share-Based Payments

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

FIN 47 – Accounting for Asset Retirement Obligations

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

FASB 154 - Accounting Changes and Error Corrections

In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

On January 31, 2003, the Company entered into a licensing agreement, until December 2005, with C.G.M., Inc. of Ben Salem, Pennsylvania (“Licensee”), to manufacture, market and distribute the Company’s Por-Rok, Dash Patch and Sta-Dri products in exchange for monthly royalty payments ranging from 15% to 25% of the net invoice value to the customer. The Licensee purchased at cost the inventory on hand from the Company, payable in three installments through March 31, 2003. Although the Licensee had the right to terminate the agreement within 180 days from the commencement date of the agreement, the Licensee did not exercise that right. Had the Licensee elected to terminate this licensing agreement, the Company would have been obligated to purchase all inventory that cannot be used by the Licensee due to the termination of the licensing agreement. Licensor reserves the right to terminate the licensing agreement for the following reasons; failure to ship a minimum of $375,000 of merchandise in two consecutive quarters, Licensee having become subject to a 50% change in control, Licensee becoming subject to involuntary or voluntary bankruptcy.

5.	DEBT AND EQUITY TRANSACTION

In January 2005, the Company authorized a reverse stock split of seven shares of common stock for one share of common stock. All related per share and common share presentation have been adjusted to compensate for such reverse stock split.

In late November 2005, a judgment creditor served a writ of attachment on the Company’s licensee. In January 2006, the parties reached an agreement whereby the creditor agreed to refrain from any further litigation and to limit the judgment to $400,000 in exchange for a monthly payment of interest on the creditor’s original loan to the Company and the Company’s commitment to pay the judgment upon the earlier of the recapitalization of the Company or September 30, 2006. The parties further agreed that the warrant to purchase 600,000 shares of common stock (pre-split) which the creditor had received as part of the original transaction would be cancelled and that the Company would issue to the creditor 150,000 shares of common stock (post-split), for which a $27,000 expense was recorded. (See Subsequent Events.)

In May 2006, the Company issued 5,000 shares of stock to a lender in exchange for a loan to the Company for which a $600 expense was recorded.

6.	ACCRUED EXPENSES AND OTHER LIABILTIES

As of May 31, 2006, accrued expenses and other liabilities consist of the following:

Accrued interest payable	$609,925
Other accrued	105,449
$715,374

7.	INTANGIBLES

Intangibles arose in connection with the acquisitions of Arm Pro in September 1998, and with the acquisition of Allied / Por-Rok lines in August 1999 and Sta-Dri in August 2000. The intangible assets have been re-characterized pursuant to SFAS 142 from “Goodwill” to be “Intangibles”, since such intangibles are actually comprised of trademarks, acquired proprietary technology and customer lists. These intangibles are being amortized over a fifteen-year life on a straight-line basis. The Company continues to periodically review these long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Accumulated amortization at May 31, 2006 was $317,547. The amortization expense will approximate $50,000 per annum for the next five years.

8.	INCOME TAXES

At May 31, 2006, the Company has available unused net operating loss carryforward (“NOL”) of approximately $11,200,000 that may be applied against future taxable income and expire at various dates through 2025. The Company has a deferred tax assets arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined.

2006
Deferred tax asset:
Net operating loss carryforward	$3,808,000
Valuation allowance	(3,808,000)
Net deferred tax asset	$—

A reconciliation of the statutory federal income tax benefit to actual tax benefit is as follows:

	2006	2005
Statutory federal income tax benefit	$104,000	$130,000
Income tax benefit not utilized	$(104,000)	$(130,000)
Actual tax benefit	—	—

If the Company has a greater than 50% change in ownership of certain stock holdings by shareholders of the Company pursuant to Section 382 of the Internal Revenue Code, the net operating losses may be limited. Currently no such evaluation has been performed. The Company has not filed its federal or state income tax returns for May 31, 2005 or May 31, 2006.

9.	LONG TERM DEBT
At May 31, 2006, long-term debt consists of:
Notes payable (a)	$1,120,958
Debenture payable (b)	125,000
Notes payable (c)	400,000
Notes payable — affiliate (d)	18,548
1,664,506
Less: Current portion	1,664,506
$—

The company is in default of substantially all of the aforementioned debt, as such debt has matured or is being litigated.

a)

From December 2000 through May 2002, the Company raised $1,120,958 from an outside investor. The notes payable bear interest at 10% per annum and the principal plus accrued interest is due on demand. The notes payable were secured by a subordinated security interest in the Company’s property, plant and equipment. The notes payable are due to parties associated with a director of the Company and provide the holder with piggyback registration rights.

b)

Included in long-term debt are debentures owing to a stockholder of the company, Quilcap, Corp., in the amount of $125,000. This debenture from February 25, 1999, bears interest at 15% per annum and matured on May 31, 1999.

c)

In May and June 2002, the Company raised $325,000 from outside investors. The note payable bears interest at 10% per annum and the principal plus accrued interest was due on July 23, 2002, by which time the parties had expected to close a sale-leaseback of the Company’s property. In connection with this loan the Company issued 600,000 stock options as consideration for the financing and recorded as debt discount $16,000, of which $1,600 has been expensed. The investors aborted the sale-leaseback transaction immediately prior to closing. In April 2005, the investors commenced litigation against the Company and its president for repayment of the loans. In January 2006, the parties reached an agreement whereby the creditor agreed to refrain from any further litigation and to limit the judgment to $400,000 in exchange for a monthly payment of interest on the creditor’s original loan to the Company and the Company’s commitment to pay the judgment upon the earlier of the recapitalization of the Company or September 30, 2006. The parties further agreed that the option to purchase 600,000 shares of common stock (pre-split) which the creditor had received as part of the original transaction would be cancelled and that the Company would issue to the creditor 150,000 shares of common stock (post-split), for which a $27,000 expense was recorded.

d)

Included in long-term debt is a revolving non-interest bearing loan owing to AHF Acquisition Corp. (an affiliate) in the amount of $18,548. AHF Acquisition Corp. provides monthly working capital to the Company which is immediately paid upon receipt of the following month’s royalty payment.

10.	SHAREHOLDERS’ DEFICIENCY

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

c.       Equity transactions during fiscal year 2006 were as follows:

•	The Company issued 5,000 shares of common stock to an investor who loaned the company money in during fiscal 2006.
•	The Company issued 150,000 shares of common stock to a creditor in connection with a settlement agreement entered in April 2006.

11.	STOCK OPTIONS

The following table summarizes the activity with regard to options and warrants for the years ended May 31, 2005 and 2006. No options or warrants were granted, cancelled or exercised in fiscal 2005.

	Stock Options			Warrants
	Options	Exercise Price	Exercisable	Warrants	Exercise Price	Exercisable
May 31, 2005	0	0	0	78,571	0.49	78,571
Options/Warrants Expired	0	0	0	(78,571)	0.49	(78,571)
May 31, 2006	0	0	0	0	0	0

13.	COMMITMENTS AND CONTINGENCY

a.

The Company leased an automobile, telecommunication and reproduction equipment under long-term lease agreements. These lease agreements require cumulative monthly payments of approximately $880 per month for the terms of the respective leases expiring between December 2003 and February 2005. All leases expired, without renewal, and no further commitments exist.

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

d.

The Company is involved in several lawsuits arising from the non-payment of recorded payables including the non-payment of royalties to a former shareholder for which a $95,000 judgment has been rendered against the Company.

e.	The Company operates from the residence of its chief executive officer rent free.

14.	SUBSEQUENT EVENT

In January 2006, the Company and a judgment creditor reached an agreement whereby the creditor agreed to refrain from enforcing its judgment in exchange for a monthly payment of interest on the creditor’s original loan to the Company and the Company’s commitment to pay the judgment upon the earlier of the recapitalization of the Company or September 30, 2006. In September 2006, the judgment creditor agreed to extend the agreement to December 31, 2006. In exchange for the extension, the Company agreed to increase the monthly interest payment and to issue 40,000 shares of common stock to the creditor.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial

Disclosure

The Company has engaged the certified public accounting firm of Sherb & Co., LLP as its outside auditors to audit the company’s annual financial statements for the fiscal year ending May 31, 2006 and has had no disagreements with them.

Item 8a.	Controls and Procedures

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

PART III

Item 9.           Directors and Executive Officers, Promoters and Control Persons; Compliance with
                       Section 16(a) of the Exchange Act

The following provides certain information concerning the directors and executive officers of the Company and its subsidiaries as of May 31, 2006.

Name	Age	Position

William K. Lavin	62	Chairman, Secretary

Daniel W. Dowe	44	Director, President
		and Chief Executive Officer

Edward J. Malloy	70	Director

Kevin DeMatteis	42	Director

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

Daniel W. Dowe. Mr. Dowe became a director in March, 1997, Acting President on November 17, 1997 and President and Chief Executive Officer on April 1, 1998. He was the founder of Dowe & Dowe, a New York City-based law firm that provided legal services to the Company and was focused on corporate and securities law. Before practicing law, he was employed by Alliance Capital Management Company, Salomon Brothers (Salomon Smith Barney, a division of Citigroup, Inc.) and J.P. Morgan Bank.

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

The following table shows all remuneration in excess of $100,000 paid by the Company and its subsidiaries through May 31, 2006, to all directors and officers:

Table 1
Summary Compensation Table

Annual compensation						Long-Term Compensation Awards
Name and Principal		Compen- Salary	Bonus	Other Annual Restricted Stock Comp.	Securities Underlying Options Awards	SARs	Other LTIP Payout	All Other
Position	Year	($)	($)	($)	(#)	#)	($)	($)
Daniel Dowe	2006	$180,000
President	2005	$180,000
	2004	$180,000

Item 11.                Security Ownership of Certain Beneficial Owners

DIRECTORS AND EXECUTIVE OFFICERS

The following table shows the amount of common stock owned as of May 31, 2006 by each director and officer and affiliates and by all directors and officers as a group. Each individual has beneficial ownership of the shares which are subject to unexercised stock options and stock warrants held by him, and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned:

Table 1

Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class

Daniel W. Dowe	409,956	11.00%
Director, President

William K. Lavin	15,045	0.4%
Chairman, Secretary

Kevin DeMatties, Director	28,571	0.8%

Edward J. Malloy, Director	9,331	0.3%

All Directors and Officers
as a group	462,903	12.5%

1.	As of May 31, 2006 there were 3,761,455 shares issued and outstanding and 3,761,455 on a fully diluted basis. Percentages are stated on a fully diluted basis.

Director Compensation

None of the Company’s directors are compensated for serving as directors.

Table 2

Security Ownership of Certain Beneficial Owners

(Non-Management)

Name and Address of Beneficial owner	Amount and Nature of Beneficial Ownership	Percent of Class

Not Applicable.

Item 12.  Related Transactions

Mr. Dowe’s spouse, Janet L. Dowe periodically provided legal and administrative services to the Company.

David A. Dowe who is the brother of Daniel W. Dowe has made loans to the company and has purchased common stock under the same terms and conditions as other non-affiliated investors that either loaned money to the company or purchased securities.

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

Item 13.	Exhibits

(A) The following financial statements and supplementary data are included in Part II Item 7	Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheet as of May 31, 2006	F-3

Statement of Operations for the years ended
May 31, 2006 and 2005	F-4

Statement of Changes in Shareholders’
Deficiency for the years ended May 31, 2006
and 2005	F-5

Statement of Cash Flows for years ended May 31,
2006 and 2005	F-6

Notes to Financial Statements	F-7

(B) Exhibits to be incorporated herein by reference:

Exhibit
No.	Description of Exhibit

2.1	Plan of Merger of Stratford Acquisition Corp. and the Registrant into the Registrant

3.1(i)	Articles of Incorporation of Stratford Acquisition Corp.
3.1(ii)	Certificate of Incorporation of the Registrant
3.1(iii)	New York Certificate of Merger of Stratford Acquisition Corp. into Registrant
3.1(iv)	Minnesota Certificate of Merger of Stratford Acquisition Corp. into Registrant
3.2	By-Laws

4.1	Specimen Common Stock Certificate
4.2	Form of Class B Warrants
4.3	Form of 10% $550,000 Convertible Debenture and Stock Warrant Agreement
4.4	Form of 9% $800,000 Convertible Debenture and Stock Warrant Agreement
4.5	Form of 15% $250,000 Senior Debenture and Stock Warrant Agreement
4.6	Term Sheets re Director Loans to Company dated July 29, 1998; August 13, 1998; August 20, 1998; August 27, 1998; September 4, 1998; and May 14, 1999

10.1	Employment Agreement between Registrant and Daniel W. Dowe
10.2	Amendment to Employment Agreement between Registrant and Daniel W. Dowe
10.3	Amended and Restated Purchase Agreement between The Sherwin-Williams Company and Registrant
10.4	Form of Promissory Note to Dime Commercial Corp.
10.5	Form of Promissory Note to The Sherwin-Williams Company
10.6	Bill of Sale from The Sherwin-Williams Company to Registrant
10.7	Designation Certificate
10.8	Form of Promissory Notes to Alfonso DeMatteis

24.1	Power of Attorney (contained on signature page of this Prospectus).

99.1	Battista Agreement
99.2	Supercrete N/A Limited Agreement dated December 20, 1996

(B) Exhibits filed herein:

21.1	Subsidiaries of American Home Food Products, Inc.

31	Certification of Prinicipal Executive and Financial Officer

32	Certification Pursuant to Section 1350 As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

Item 14.	Principal Accountant Fees and Services

AUDIT FEES

The aggregate fees billed and unbilled for the fiscal years ended May 31, 2005 and 2006 for professional services rendered by our principal accountants for the audits of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-QSB were approximately $11,000 and $11,000, respectively.

AUDIT-RELATED FEES

There were no audit-related fees for the fiscal years ended May 31, 2005 and 2006 for assurance and related services rendered by our principal accounts related to the performance of the audit or review of our financial statements.

TAX AND OTHER FEES

The aggregate fees billed for the fiscal years ended May 31, 2005 and 2006 for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns was $0 and $0, respectively.

APPROVAL OF NON-AUDIT SERVICES AND FEES

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, American Home Food Products, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

AMERICAN HOME FOOD PRODUCTS, INC.

By:	/ss/ Daniel W. Dowe

Daniel W. Dowe, Chief Executive Officer
And Chief Financial Officer

Dated: October 4, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:

Dated
/ss/ Daniel W. Dowe	Director	October 4, 2006
Daniel W. Dowe

/ss/ William K. Lavin	Director	October 4, 2006
William K. Lavin

/ss/ Edward J. Malloy	Director	October 4, 2006
Edward J. Malloy

/ss/ Kevin DeMatteis	Director	October 4, 2006
Kevin DeMatteis