Form 10QSB
period 2006-08-31
American Home Food Products, Inc.
filed 2006-10-16
CIK 945634

FORM 10-QSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________TO__________.

AMERICAN HOME FOOD PRODUCTS INC.

(Formerly Novex Systems International Inc.)

(Exact name of registrant as specified in its charter)

New York	0-26112	41-1759882
State of Jurisdiction)	(Commission	(IRS Employer
	File Number)	Identification No.)

42 Forest Lane Bronxville, New York		10708
(Address of Principal Executive offices)		(Zip Code)

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

The Company had 3,761,455 shares of its $.001 par value common stock and no shares of its $.001 par value preferred stock issued and outstanding on August 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q	Incorporated Document

None

AMERICAN HOME FOOD PRODUCTS, INC.

ii

                                                                                              PART I

Page No.

Item 1.	Financial Information (Unaudited)

	Balance Sheet as of August 31, 2006	F-1

Statements of Operations for the
three months ended August 31, 2006 and
	August 31, 2005	F-2

Statements of Cash Flows for the
three months ended August 31, 2006 and
	August 31, 2005	F-3

	Notes to Financial Statements	F-4

iii

AMERICAN HOME FOOD PRODUCTS, INC.

BALANCE SHEET

August 31, 2006

(unaudited)

ASSETS

CURRENT ASSETS:

Cash	$—
Royalty/Licensee receivable	22,550

Total Current Assets	22,550

INTANGIBLES - at cost, net	427,531

$450,081

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Current portion of long term debt	$1,669,708
Accounts payable	466,682
Loans payable - shareholder	221,191
Accrued expenses and other current liabilities	746,138
Accrued payroll taxes	500,347

Total Current Liabilities	3,604,067

COMMITMENTS AND CONTINGENCY	—

SHAREHOLDERS’ DEFICIENCY:
Preferred stock - $0.001 par value, 10,000,000 shares authorized,
0 shares issued and outstanding	—
Common stock - $0.001 par value, 40,000,000 shares authorized
3,761,455 shares issued and outstanding	3,761
Additional paid-in capital	8,107,484
Accumulated deficit	(11,265,231)

Total shareholders’ deficiency	(3,153,986)

$450,081

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended August 31,
	2006	2005
	Unaudited	Unaudited
ROYALTY REVENUE	61,792	52,820
GROSS PROFIT	61,792	52,820

SELLING, GENERAL AND ADMINISTRATIVE	91,823	88,912

LOSS FROM OPERATIONS	(30,031)	(36,092)

OTHER INCOME( EXPENSES):
Interest income (expense)	(40,553)	(35,730)
OTHER EXPENSES, net	(40,553)	(35,730)

NET LOSS BEFORE INCOME TAXES	(70,584)	(71,822)
Income taxes	0	0
NET LOSS	(70,584)	(71,822)

LOSS PER COMMON SHARE, basic and diluted	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, basic and diluted	3,761,455	3,606,455

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.

STATEMENTS OF CASH FLOWS

	Three Months ended August 31,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(70,584)	$(71,822)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Amortization of goodwill	12,628	12,628
Changes in assets and liabilities, net of the
effect from acquisition:
Royalty/Licensee receivable	(5,098)	5,025
Accounts payable	1,306	(11,750)
Accrued expenses and other current liabilities	35,967	50,138
Accrued payroll taxes	15,781	15,781
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(10,000)	—

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from shareholder loan	10,000	—

NET INCREASE IN CASH	—	—

CASH AT BEGINNING OF YEAR	—	—

CASH AT END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	9,000	$—
Income taxes	—	—

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

THREE MONTHS ENDED AUGUST 31, 2006

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of American Home Food Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the three months ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2006. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, and has a negative working capital and shareholder deficiency as of August 31, 2006. The Company is also in arrears with paying payroll taxes and in default with certain of its debt holders. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to achieve their business plans. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.	STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion 25, (APB25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation – Transition and Disclosure, requires the companies, which do not elect to account for stock-based compensation as prescribed by this statement, to disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted. No options or warrants have been granted to employees, officers and directors during fiscal year ended 2006 and through August 31, 2006.

c.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, other receivables, due to factor, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of long-term debt were also estimated to approximate fair value.

d.	LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the periods ended August 31, 2006 and 2005, diluted loss per share is the same as basic loss per share since the inclusion of stock operations and warrants would be antidilutive.

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

Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-QSB. The Financial Statements for the three month period ending August 31, 2006, included in this Form 10-QSB are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Three months ending August 31, 2006 vs. August 31, 2005

In the three month period ended August 31, 2006, the Company had net sales of $61,792 versus $52,820 in the corresponding three month period in 2005. In both periods the Company generated a gross margin of 100% which is attributable to the Company’s conversion of its business from a manufacturing company into a licensing company. Since February 2003, the Company has maintained an exclusive licensing agreement with CGM, Inc., whereby CGM fulfills all orders for products sold under the trade names that the Company continues to own and thereafter pays the Company a cash royalty on sales (“Licensing Agreement”). All royalty payments are based on actual sales in the previous month and are paid on a monthly basis.

In this three month period, the Company recorded a loss from operations of $30,031 and a net loss to common shareholders of $70,584. In the three month period, the Company incurred financing charges of $40,553. Until the Company can either refinance its outstanding debt, or merge with another company which will include a refinancing of the debt, it will continue to accrue inordinate debt charges. The Company incurred selling, general and administrative costs of $91,823, which included $12,628 of amortization charges.

On August 31, 2006, the Company had $22,550 in current assets, which represented the royalty receivable. The Company has intangible assets of $427,531, which represents the book value of its trademarks, trade names and customer list, which collectively are the assets that generate the royalty income that the Company earns.

Liquidity and Financial Resources at August 31, 2006

As of August 31, 2006, the Company had $3,604,067 in current liabilities, which includes loans (including interest) that are now due totaling $2,637,038 which were used to fund the Company’s operations. These loans are principally to shareholders of the Company. It had accounts payable of $466,682 and accrued taxes of $500,347.

Of the principal loans outstanding, $1,120,958 is held by one person that has properly perfected security interest against the Company’s remaining assets, being all its intangible property.

The Company is planning to increase its royalty revenue and use excess cash proceeds to pay down its debt while it continues to pursue a new business that could be merged with the Company. With any merger the Company will seek to refinance its debt by either paying off all debt in cash or an offer of cash and stock. Although the Company is required to carry its intangible property at a net value of $427,531, it believes that the fair market value for these assets is much higher. As such, the Company believes that a refinancing that would enable creditors to receive cash and some additional equity in the company will eliminate all debts.

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

Going Concern

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company has had negative working capital for each of the last two years ended May 31, 2006 and 2005, however the Company currently has little if any mandatory expenses associated with its operating business and, therefore, can continue to operate, while it seeks new acquisition candidates that will enable the Company to complete its recapitalization plan. Notwithstanding these future plans, which the Company can provide no assurances that they will happen, the current level of liabilities that accumulate through monthly accruals raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Date: October 16, 2006