Form 10QSB
period 2006-11-30
American Home Food Products, Inc.
filed 2007-01-19
CIK 945634

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO_____.

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

The Company had 3,951,455 shares of its $.001 par value common stock and no shares of its $.001 par value preferred stock issued and outstanding on November 30, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q	Incorporated Document

None

AMERICAN HOME FOOD PRODUCTS, INC.

ii

PART I

Page No.

Item 1.	Financial Information (Unaudited)

	Balance Sheet as of November 30, 2006	F-1

	Statements of Operations for the six months ended November 30, 2006 and November 30, 2005	F-2

	Statements of Cash Flows for the six months ended November 30, 2006 and November 30, 2005	F-3

	Notes to Financial Statements	F-4

iii

AMERICAN HOME FOOD PRODUCTS, INC.
BALANCE SHEET
November 30, 2006

ASSETS

CURRENT ASSETS:

Cash	$—
Royalty/Licensee receivable	25,190

Total Current Assets	25,190

INTANGIBLES - at cost, net	414,903

$440,093

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Current portion of long term debt	$1,665,507
Accounts payable	458,459
Loans payable - shareholder	222,191
Accrued expenses and other current liabilities	780,663
Accrued payroll taxes	514,936

Total Current Liabilities	3,641,757

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS’ DEFICIENCY:
Preferred stock - $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—
Common stock - $0.001 par value, 40,000,000 shares authorized 3,951,455 shares issued and outstanding	3,951
Additional paid-in capital	8,128,194
Accumulated deficit	(11,333,809)

Total shareholders’ deficiency	(3,201,664)

$440,093

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended November 30,		Six Months Ended November 30,

	2006	2005	2006	2005

	Unaudited	Unaudited	Unaudited	Unaudited
ROYALTY REVENUE	72,172	49,649	133,964	102,469

GROSS PROFIT	72,172	49,649	133,964	102,469

SELLING, GENERAL AND ADMINISTRATIVE	92,162	93,382	183,985	182,294

LOSS FROM OPERATIONS	(19,990)	(43,733)	(50,021)	(79,825)

OTHER INCOME (EXPENSES):
Interest income (expense)	(48,586)	(43,404)	(89,139)	(79,134)

OTHER EXPENSES, net	(48,586)	(43,404)	(89,139)	(79,134)

NET LOSS BEFORE INCOME TAXES	(68,576)	(87,137)	(139,160)	(158,959)
Income taxes	0	0	0	0

NET LOSS	(68,576)	(87,137)	(139,160)	(158,959)

LOSS PER COMMON SHARE, basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, basic and diluted	3,903,955	3,606,455	3,842,884	3,606,455

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

	Six Months ended November 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(139,160)	$(158,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	25,256	25,256
Common stock issued	20,900	—
Changes in assets and liabilities
Royalty/Licensee receivable	(7,738)	(18,926)
Accounts payable	(6,917)	(6,940)
Accrued expenses and other current liabilities	65,289	82,024
Accrued payroll taxes	30,370	30,860

NET CASH USED IN OPERATING ACTIVITIES	(12,000)	(46,685)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - shareholders	11,000	15,000
Proceeds from debt financing	1,000	31,685

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,000	46,685

NET INCREASE (DECREASE) IN CASH	—	—

CASH AT BEGINNING OF YEAR	—	—

CASH AT END OF YEAR	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$15,000	$—

Income taxes	$—	$—

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2006
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of American Home Food Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the six months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2006. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	a.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, and has a negative working capital and shareholder deficiency as of November 30, 2006. The Company is also in arrears with paying payroll taxes and in default with certain of its debt holders. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to achieve their business plans. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

	b.	STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion 25, (APB25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation – Transition and Disclosure, requires the companies, which do not elect to account for stock-based compensation as prescribed by this statement, to disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted. No options or warrants have been granted to employees, officers and directors during fiscal year ended 2006 and through November 30, 2006.

c.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, other receivables, due to factor, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of long-term debt were also estimated to approximate fair value.

d.	LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the periods ended November 30, 2006 and 2005, diluted loss per share is the same as basic loss per share since the inclusion of stock operations and warrants would be antidilutive.

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

FASB 157 - Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

3.	STOCK ISSUED

In September 2006, the Company issued 40,000 shares of common stock to a creditor in exchange for an extension of an earlier settlement agreement (See Note 4-Subsequent Event). The Company recorded an interest expense of $4,400 in connection with these shares. In September 2006, a private investor made an equity investment of $16,500 for which he received 150,000 shares of the Company’s common stock. The proceeds were used for working capital.

4.	SUBSEQUENT EVENT

In January 2006, the Company and a judgment creditor reached an agreement whereby the creditor agreed to refrain from enforcing its judgment in exchange for a monthly payment of interest on the creditor’s original loan to the Company and the Company’s commitment to pay the judgment upon the earlier of the recapitalization of the Company or September 30, 2006. In September 2006, the judgment creditor agreed to extend the agreement to December 31, 2006 at which time the creditor agreed to a further extension of the agreement to March 31, 2007. In exchange for the first extension, the Company agreed to increase the monthly interest payment and to issue 40,000 shares of common stock to the creditor. In exchange for the second extension, the Company agreed to issue 60,000 shares of common stock to the creditor.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-QSB. The Financial Statements for the six month period ending November 30, 2006, included in this Form 10-QSB are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Six months ending November 30, 2006 vs. November 30, 2005

In the six month period ended November 30, 2006, the Company had net sales of $133,964 versus $102,469 in the corresponding six month period in 2005. In both periods the Company generated a gross margin of 100% which is attributable to the Company’s conversion of its business from a manufacturing company into a licensing company. Since February 2003, the Company has maintained an exclusive licensing agreement with CGM, Inc., whereby CGM fulfills all orders for products sold under the trade names that the Company continues to own and thereafter pays the Company a cash royalty on sales (“Licensing Agreement”). All royalty payments are based on actual sales in the previous month and are paid on a monthly basis.

In this six month period, the Company recorded a loss from operations of $50,021 and a net loss to common shareholders of $139,160. In the six month period, the Company incurred financing charges of $89,139. Until the Company can either refinance its outstanding debt, or merge with another company which will include a refinancing of the debt, it will continue to accrue inordinate debt charges. The Company incurred selling, general and administrative costs of $183,985, which included $25,256 of amortization charges.

On November 30, 2006, the Company had $25,190 in current assets, which represented the royalty receivable. The Company has intangible assets of $414,903, which represents the book value of its trademarks, trade names and customer list, which collectively are the assets that generate the royalty income that the Company earns.

Three months ending November 30, 2006 vs. November 30, 2005

In the three month period ended November 30, 2006, the Company had net sales of $72,172 versus $49,649 in the corresponding three month period in 2005. The net loss of $68,576 includes $12,628 of amortization charges and $48,586 in interest charges.

Liquidity and Financial Resources at November 30, 2006

As of November 30, 2006, the Company had $3,641,757 in current liabilities, which includes loans (including interest) that are now due totaling $2,668,361 which were used to fund the Company’s operations. These loans are principally to shareholders of the Company. It had accounts payable of $458,459 and accrued taxes of $514,936.

Of the principal loans outstanding, $1,120,958 is held by one person that has properly perfected security interest against the Company’s remaining assets, being all its intangible property.

The Company is planning to increase its royalty revenue and use excess cash proceeds to pay down its debt while it continues to pursue a new business that could be merged with the Company. With any merger the Company will seek to refinance its debt by either paying off all debt in cash or an offer of cash and stock. Although the Company is required to carry its intangible property at a net value of $414,903, it believes that the fair market value for these assets is much higher. As such, the Company believes that a refinancing that would enable creditors to receive cash and some additional equity in the company will eliminate all debts.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2006, the Company issued 40,000 shares of common stock to a creditor in exchange for an extension of an earlier settlement agreement (See Notes to Financials, Note 4-Subsequent Event). The Company recorded an interest expense of $4,400 in connection with these shares. In September 2006, a private investor made an equity investment of $16,500 for which he received 150,000 shares of the Company’s common stock. The proceeds were used for working capital.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information.

In January 2006, the Company and a judgment creditor reached an agreement whereby the creditor agreed to refrain from enforcing its judgment in exchange for a monthly payment of interest on the creditor’s original loan to the Company and the Company’s commitment to pay the judgment upon the earlier of the recapitalization of the Company or September 30, 2006. In September 2006, the judgment creditor agreed to extend the agreement to December 31, 2006. In exchange for the extension, the Company agreed to increase the monthly interest payment and to issue 40,000 shares of common stock to the creditor. In December 2006, the creditor agreed to a further extension of the settlement agreement to March 31, 2007, in exchange for which the Company agreed to issue to the creditor 60,000 shares of common stock.

Item 6.	Exhibits and Reports on Form 8-K.

On December 11, 2006, the Company filed with the Securities and Exchange Commission a Form 8-K announcing that it had entered into a non-binding Letter of Intent to acquire 100% of the ownership interests in a privately-held specialty food company.

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

Date: January 17, 2007