Form 10QSB
period 2007-02-28
American Home Food Products, Inc.
filed 2007-04-13
CIK 945634

FORM 10-QSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

          TO           .

AMERICAN HOME FOOD PRODUCTS INC.

(Formerly Novex Systems International Inc.)

(Exact name of registrant as specified in its charter)

New York	0-26112	41-1759882

State of Jurisdiction)	(Commission File Number)	(IRS Employer Identification No.)

42 Forest Lane	Bronxville, New York	10708

(Address of Principal Executive offices)		(Zip Code)

Registrant’s telephone number, including area code 914-441-3591

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No ☐.

The Company had 4,466,455 shares of its $.001 par value common stock and no shares of its $.001 par value preferred stock issued and outstanding on February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q	Incorporated Document

None

AMERICAN HOME FOOD PRODUCTS, INC.

Index

Page No.

Part I	Financial Information

Item 1.	Financial Statements (Unaudited)

Balance Sheet as of February 28, 2007	F-1

Statements of Operations for the

nine months ended February 28, 2007 and

February 28, 2006	F-2

Statements of Cash Flows for the

nine months ended February 28, 2007 and

February 28, 2006	F-3

Notes to Financial Statements	F-4

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	1

Item 3.	Controls and Procedures	3

Part II  Other Information

Item 1.	Legal Proceedings	3

Item 2.	Changes in Securities	4

Item 3.	Defaults Upon Senior Securities	4

Item 4.	Submission of Matters to a Vote of Security Holders	4

Item 5.	Other Information	4

Item 6.	Exhibits and Reports on Form 8-K	4

ii

PART I

Page No.

Item 1.	Financial Information (Unaudited)

Balance Sheet as of February 28, 2007	F-1

Statements of Operations for the

nine months ended February 28, 2007 and

February 28, 2006	F-2

Statements of Cash Flows for the

nine months ended February 28, 2007 and

February 28, 2006	F-3

Notes to Financial Statements	F-4

iii

AMERICAN HOME FOOD PRODUCTS, INC.
BALANCE SHEET
February 28, 2007
(Unaudited)

ASSETS

CURRENT ASSETS:

Cash	$ —
Royalty/Licensee receivable	12,891

Total Current Assets	12,891

INTANGIBLES - at cost, net	402,275

$ 415,166

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Current portion of long term debt	$ 1,668,618
Accounts payable	451,295
Loans payable - shareholder	214,940
Accrued expenses and other current liabilities	808,596
Accrued payroll taxes	530,400

Total Current Liabilities	3,673,849

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS’ DEFICIENCY:
Preferred stock - $0.001 par value, 10,000,000 shares authorized,
0 shares issued and outstanding	—
Common stock - $0.001 par value, 40,000,000 shares authorized
4,466,455 shares issued and outstanding	4,466
Additional paid-in capital	8,217,429
Accumulated deficit	(11,480,578)

Total shareholders’ deficiency	(3,258,683)

$ 415,166

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007 Unaudited	2006 Unaudited	2007 Unaudited	2006 Unaudited

ROYALTY REVENUE	45,398	51,712	179,362	154,181

GROSS PROFIT	45,398	51,712	179,362	154,181

SELLING, GENERAL AND ADMINISTRATIVE	139,645	96,694	323,630	278,988

LOSS FROM OPERATIONS	(94,247)	(44,982)	(144,268)	(124,807)

OTHER INCOME( EXPENSES):
Interest income (expense)	(52,521)	(39,586)	(141,660)	(118,721)

OTHER EXPENSES, net	(52,521)	(39,586)	(141,660)	(118,721)

NET LOSS BEFORE INCOME TAXES	(146,768)	(84,568)	(285,928)	(243,528)
Income taxes	0	0	0	0

NET LOSS	(146,768)	(84,568)	(285,928)	(243,528)

LOSS PER COMMON SHARE, basic and diluted	$ (0.04)	$ (0.02)	$ (0.07)	$ (0.07)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, basic and diluted	4,161,455	3,681,455	3,959,455	3,636,455

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended February 28,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (285,928)	$ (243,528)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of intangibles	37,884	37,884
Common stock issued for services	59,150	—
Changes in assets and liabilities
Royalty/Licensee receivable	4,561	(18,348)
Accounts payable	(14,081)	6,251
Accrued expenses and other current liabilities	93,222	121,918
Accrued payroll taxes	45,834	45,938

NET CASH USED IN OPERATING ACTIVITIES	(59,358)	(49,885)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock	51,500	—
Proceeds from loans payable - shareholders	3,746	22,885
Proceeds from debt financing	4,112	27,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	59,358	49,885

NET INCREASE (DECREASE) IN CASH	—	—

CASH AT BEGINNING OF YEAR	—	—

CASH AT END OF YEAR	$ —	$ —

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 12,500	$ —

Income taxes	$ —	$ —

Non-cash financial activities:
Issuance of equity for services	$ 59,150	$ —

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

NINE MONTHS ENDED FEBRUARY 28, 2007

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of American Home Food Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the nine months ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2006. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, and has a negative working capital and shareholder deficiency as of February 28, 2007. The Company is also in arrears with paying payroll taxes and in default with certain of its debt holders. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to achieve their business plans. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.	STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion 25, (APB25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation – Transition and Disclosure, requires the companies, which do not elect to account for stock-based compensation as prescribed by this statement, to disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted. No options or warrants have been granted to employees, officers and directors during fiscal year ended 2006 and through February 28, 2007.

c.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, other receivables, due to factor, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of long-term debt were also estimated to approximate fair value.

d.	LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the periods ended February 28, 2007 and 2006, diluted loss per share is the same as basic loss per share since the inclusion of stock operations and warrants would be antidilutive.

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

In December 2006, the Company and a judgment creditor agreed to extend to March 31, 2007, a previous agreement whereby the creditor will refrain from enforcing its judgment in exchange for a monthly payment of interest on the creditor’s original loan to the Company and the Company’s commitment to pay the judgment upon the earlier of the recapitalization of the Company or March 31, 2007. In exchange for this extension, the Company agreed to issue 60,000 shares of common stock to the creditor. The Company recorded an interest expense of $9,000 in connection with these shares based on the fair market value of such shares issued.

In January 2007, the Company issued 105,000 shares of common stock in exchange for investor relation services. The company recorded an expense of $15,750 in connection with these shares based on the fair market value of such shares issued. In January 2007, a private investor made an equity investment of $15,000 for which he received 100,000 shares of the Company’s common stock. The proceeds were used for working capital.

In February 2007, a private investor made an equity investment of $20,000 for which it received 100,000 shares of the Company’s common stock. The proceeds were used for working capital. In February 2007, the Company issued 150,000 shares of common stock in exchange for consulting services. The company recorded an expense of $30,000 in connection with these shares based on the fair market value of such shares issued.

Item 2.	Management’s Discussion and Analysis of Financial

Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-QSB. The Financial Statements for the nine month period ending February 28, 2007, included in this Form 10-QSB are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Nine months ending February 28, 2007 vs. February 28, 2006

In the nine month period ended February 28, 2007, the Company had net sales of $179,362 versus $154,181 in the corresponding nine month period in 2006. In both periods the Company generated a gross margin of 100% which is attributable to the Company’s conversion of its business from a manufacturing company into a licensing company. Since February 2003, the Company has maintained an exclusive licensing agreement with CGM, Inc., whereby CGM fulfills all orders for products sold under the trade names that the Company continues to own and thereafter pays the Company a cash royalty on sales (“Licensing Agreement”). All royalty payments are based on actual sales in the previous month and are paid on a monthly basis.

In this nine month period, the Company recorded a loss from operations of $144,268 and a net loss to common shareholders of $285,928. In the nine month period, the Company incurred financing charges of $141,660. Until the Company can either refinance its outstanding debt, or merge with another company which will include a refinancing of the debt, it will continue to accrue inordinate debt charges. The Company incurred selling, general and administrative costs of $323,630, which included $37,884 of amortization charges.

On February 28, 2007, the Company had $12,891 in current assets, which represented the royalty receivable. The Company has intangible assets of $402,275, which represents the book value of its trademarks, trade names and customer list, which collectively are the assets that generate the royalty income that the Company earns.

Three months ending February 28, 2007 vs. February 28, 2006

In the three month period ended February 28, 2007, the Company had net sales of $45,398 versus $51,712 in the corresponding three month period in 2006. The net loss of $146,768 includes $12,628 of amortization charges and $52,521 in interest charges.

Liquidity and Financial Resources at February 28, 2007

As of February 28, 2007, the Company had $3,673,849 in current liabilities, which includes loans (including interest) that are now due totaling $2,692,154 which were used to fund the Company’s operations. These loans are principally to shareholders of the Company. It had accounts payable of $451,295 and accrued taxes of $530,400.

Of the principal loans outstanding, $1,120,958 is held by one person that has properly perfected security interest against the Company’s remaining assets, being all its intangible property.

The Company is planning to increase its royalty revenue and use excess cash proceeds to pay down its debt while it continues to pursue a new business that could be merged with the Company. With any merger the Company will seek to refinance its debt by either paying off all debt in cash or an offer of cash and stock. Although the Company is required to carry its intangible property at a net value of $402,275, it believes that the fair market value for these assets is much higher. As such, the Company believes that a refinancing that would enable creditors to receive cash and some additional equity in the company will eliminate all debts.

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

Our principal executive officer and principal financial officer, who is the sole officer and employee, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in this report under the Securities Exchange Act of 1934 (1) is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and (2) has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

In December 2006, the Company issued 60,000 shares of common stock to a creditor in exchange for an extension of an earlier settlement agreement. (See Notes to Financials, Note 3-Stock Issued). The Company recorded an interest expense of $9,000 in connection with these shares.

In January 2007, the Company issued 105,000 shares of common stock in exchange for investor relation services. The company recorded an expense of $15,750 in connection with these shares. In January 2007, a private investor made an equity investment of $15,000 for which the investor received 100,000 shares of the Company’s common stock. The proceeds were used for working capital.

In February 2007, a private investor made an equity investment of $20,000 for which the investor received 100,000 shares of the Company’s common stock. The proceeds were used for working capital. In February 2007, the Company issued 150,000 shares of common stock in exchange for consulting services. The company recorded an expense of $30,000 in connection with these shares.

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

On December 11, 2006, the Company filed with the Securities and Exchange Commission a Form 8-K announcing that it had entered into a non-binding Letter of Intent to acquire 100% of the ownership interests in a privately-held specialty food company. The Form 8-K was filed to alert shareholders that the Company was actively pursuing a transaction and to avoid any prospective investor that the company could meet with to discuss the business opportunity from having material inside information.

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

Date: April 13, 2007