Form 10KSB
period 2007-05-31
American Home Food Products, Inc.
filed 2007-09-07
CIK 945634

FORM 10-KSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2007.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

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

Based on the closing sale price of $.20 on May 31, 2007, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $400,000. The Company had 4,541,455 shares of its $.001 par value common stock and no shares of its $.001 par value preferred stock issued and outstanding on May 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document

None

AMERICAN HOME FOOD PRODUCTS, INC.

ii

PART I

Item 1.	Description of Business

American Home Food Products, Inc. (hereinafter “the Company”) will be subject to numerous and substantial economic, operational and other risks, which should be carefully evaluated. For a more detailed discussion of the risk factors involved in the investment being offered in this offering, see the following Risk Factors. At its Annual Meeting of Shareholders on January 28, 2005, the Company announced a new strategy that it was contemplating to advance the Company from a royalty collecting business into one that engages in the manufacturing and marketing of private label and specialty food products. (See Executive Summary). In December 2006, the Company filed with the Securities and Exchange Commission a Form 8-K announcing that it had entered into a non-binding Letter of Intent to acquire 100% of the ownership interests in a privately-held specialty food company. As of May 31, 2007, the transaction was still under negotiation and sufficient funds had not been raised to complete the acquisition. As of that date, the closing of the transaction was considered to be not probable.

On August 14, 2007, all terms of a transaction were agreed upon and the requisite funds raised for the Company to acquire Artisanal Cheese, LLC. The purchase price was $4.5 million in cash and notes and the assumption of $700,000 in liabilities as part of the purchase consideration. The Company raised approximately $3.9 million dollars through a private placement of redeemable, convertible preferred stock. With this transaction, the Company sold its building material assets for approximately $1 million and recapitalized its existing debts primarily through a tax-free exchange of debt for equity and cash payments to satisfy other obligations. The Company’s current president, Daniel W. Dowe, has agreed to serve as Chairman, Chief Executive Officer and President for an additional three years.

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

Because our stock is presently considered to be a “penny stock”, the applicability of “Penny Stock Rules”could make it difficult for investors to sell their shares in the future in the secondary trading market. Federal regulations under the Exchange Act regulate the trading of so-called “penny stocks” (the “Penny Stock Rules”), which are generally defined as any security not listed on a national securities exchange or NASDAQ, priced at less than $5.00 per share, and offered by an issuer with limited net tangible assets and revenues. In addition, equity securities listed on NASDAQ that are priced at less than $5.00 per share are deemed penny stocks for the limited purpose of Section 15(b)(6) of the Exchange Act. Therefore, during the time which the common stock is quoted on the NASDAQ OTC Bulletin Board at a price below $5.00 per share, trading of the common stock will be subject to the full range of the Penny Stock Rules. Under these rules, broker dealers must take certain steps prior to selling a “penny stock,” which steps include: (i) obtaining financial and investment information from the investor; (ii) obtaining a written suitability questionnaire and purchase agreement signed by the investor; and (iii) providing the investor a written identification of the shares being offered and in what quantity. If the Penny Stock Rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. Accordingly, the application of the comprehensive Penny Stock Rules may be more difficult for broker-dealers to sell the common stock, and purchasers of the shares of common stock offered hereby may have difficulty in selling their shares in the future in the secondary trading market.

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

The Company is a corporation formed under the laws of New York and as of May 31, 2007 had its principal place of business and executive offices located at 42 Forest Lane, Bronxville, New York 10708, telephone 914-441-3591.

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

EXECUTIVE SUMMARY

The Company and Its Industry

American Home Food Products, Inc. had taken proactive steps to acquire a company in the large-scale diversified private label food manufacturing and marketing business. The Company had pursued several operating businesses that could serve as growth platforms in each of the selected product categories, however for various reasons not attributable to the Company the transaction could not be brought to a close.

During this fiscal year and as part of its analysis of the larger food industry beyond private label food companies, the Company identified a new expansion opportunity in the specialty cheese category. The specialty cheese business is a $6 billion category measured in retail dollars in the United States and the Company believes the category lacks an identifiable cheese brand that stand for luxury, best-in-class status.

The Company’s plan was to acquire the small but already popular Artisanal Cheese, LLC (“Artisanal”) and develop an expansion plan around its Artisanal Premium Cheese brand. Artisanal historically sold its products into the local Manhattan restaurant trade and through its website (www.artisanalcheese.com) and its printed catalogue. The Company believes that with additional personnel in its sales division and very limited advertisement the Artisanal brand could be expanded further in premium foodservice outlets and retail stores with additional sales growth coming from the website and catalogue through corporate gift programs.

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

As of May 31, 2007, the Company was engaged in the business of marketing premium building product materials through the Licensing Agreement. The first line of products are pre-packaged concrete repair and floor resurfacing products that are marketed to contractors directly and also to distributors of building material products under the trade names Por-Rok and Dash Patch. The second line of products is masonry waterproofing products also marketed to contractors and distributors of building materials and paint products under the brand name Sta-Dri. The third line of products is a line of polypropylene concrete reinforcing fibers that are sold under the Fiberforce trade name. (See Description of Products).

As of May 31, 2007, the Company had its executive offices at 42 Forest Lane, Bronxville, New York 10708.

d.	How the Company Markets Its Products

The Company markets all its products in conjunction with the sales and marketing staff of its Licensee. Most of these efforts involve direct contact with existing and new customers and periodic incentive based promotions to attract new sales.

e.	Description of the Company’s Products

The following is a list of the Company’s products as of May 31, 2007:

POR-ROK PRODUCTS (A Line of Grouts and Patching Products) – these products are shipped in various packaging sizes and sold to retail hardware stores and contractor outlets. The products are either cement- or gypsum-based and are used in various interior and exterior applications for anchoring equipment or other permanent fixtures, vertical and horizontal repairs of concrete and wood structures.

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

Most of the Company’s products are used in the maintenance of existing structures and have interior and exterior applications. Even in winter months a significant portion of construction and building maintenance continues, especially on interior projects where the company’s products are used most. Although the high points of the construction season tend to be the busier period for sales, the Company does experience stable sales in the winter months.

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

k.	The Company’s Working Capital Requirements To Operate Its Business

For the fiscal year ended May 31, 2007, the Company experienced substantially less fluctuations in its working capital requirements to finance its operations due to it having entered into the Licensing Agreement. The Company currently requires approximately $20,000 monthly to cover its fixed operating expenses before interest charges and it has no variable expenses.

l.	No Backlog Orders

As of May 31, 2007, the Company did not have any backlog orders on account of its new business operation as a licensing company.

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

The Company’s plan to combine its Licensee’s sales and marketing staff with its own efforts to increase sales of products sold under the Company’s trade names and consequently its monthly royalty payments. The Company also acquired Artisanal Cheese, LLC on August 14, 2007, a fully operating company which specializes in gourmet cheeses.

r.	Number of Employees

As of May 31, 2007, the Company employed one (1) full-time employee.

Item 2.	Description of Property

As of May 31, 2007, the Company’s principal executive offices are located at 42 Forest Lane, Bronxville, New York 10708, telephone number 914-441-3591.

Item 3.	Legal Proceedings

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

The last Annual Meeting of Shareholders was held on January 28, 2005 at which the Company received majority votes in favor of: changing the Company’s name to American Home Food Products, undertaking a 1-for-7 reverse stock split and ratifying the election of its independent outside counsel. In light of the Company’s plan to make an acquisition in 2007, it has not scheduled a meeting of shareholders and expects that as part of the acquisition or shortly thereafter it will schedule an annual meeting of shareholders.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock, $.001 par value, is traded on the Over-the-Counter (“OTC”) Bulletin Board operated by the National Association of Securities Dealers under the ticker symbol “AHFP”. The table below presents the high and low closing bid prices for each of the quarters of the fiscal years ending May 31, 2007 and May 31, 2006, respectively. The quotations reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company’s common stock became actively traded in July, 1995. Effective June 8, 2005, a 1-for-7 reverse split was undertaken, which increased the Company’s stock price to $.15 per share with 3,606,455 shares of its $.001 par value common stock issued and outstanding. On May 31, 2007, the closing bid price was $.20. The Company has never paid a cash dividend and does not expect to change its dividend policy in the foreseeable future.

Quarterly Common Stock Bid Price Ranges

Quarter	High*	Low*	Last Day of Quarter

1st	$.11	$.11	August 31, 2006
2nd	$.15	$.10	November 30, 2006
3rd	$.20	$.10	February 28, 2007
4th	$.51	$.15	May 31, 2007

Quarter	High*	Low*	Last Day of Quarter

1st	$.15	$.15	August 31, 2005
2nd	$.13	$.13	November 30, 2005
3rd	$.13	$.13	February 28, 2006
4th	$.12	$.12	May 31, 2006

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

Results of Operations

Year ended May 31, 2007 (Fiscal 2007) as compared to May 31, 2006 (Fiscal 2006)

The royalties for the year ending May 31, 2007 were $245,660, while the royalties for the same period ended May 31, 2006, were $223,522. In both years the Company generated a gross margin of 100% which is attributable to the Company’s conversion of its business from a manufacturing company into a licensing company. Since February 2003, the Company has maintained an exclusive licensing agreement with CGM, Inc., whereby CGM fulfills all orders for products sold under the trade names that the Company continues to own and thereafter pays the Company a cash royalty on sales (“Licensing Agreement”). All royalty payments are based on actual sales in the previous month and are paid on a monthly basis.

For the year ending May 31, 2007, the Company recorded a loss from operations of $178,669 and a net loss of $364,433, which included $185,764 of accrued interest and expenses for depreciation and amortization of $50,512 and stock issued for services of $45,750. Until the Company can either refinance its outstanding debt, or merge with another company which will include a refinancing of the debt, it will continue to accrue inordinate debt charges. On a monthly basis, the Company incurs approximately $30,000 in selling, general and administrative expenses expense. The monthly selling, general and administrative expenses are predominantly comprised of $20,000 in payroll expenses, $3,000 in amortization expense of the intangibles and $4,000 of professional fees.

As of May 31, 2007, the Company had $49,004 in current assets. The Company has intangibles of $389,647, which represents the book value of its trademarks, trade names and customer list, which collectively are the assets that generate the royalty income that the Company earns.

Year ended May 31, 2006 (Fiscal 2006) as compared to May 31, 2005 (Fiscal 2005)

The royalties for the year ending May 31, 2006 were $223,522, while the royalties for the same period ended May 31, 2005, were $209,258. The Company achieved a gross profit of 100% for the year ending May 31, 2006 due to the licensing nature of the Company’s business.

For the year ending May 31, 2006, the Company generated a net loss of $306,621, which included $159,325 of accrued interest and expenses for depreciation and amortization of $50,512 and stock issued for services of $27,600. On a monthly basis, the Company incurs approximately $35,000 in selling, general and administrative expenses expense. The monthly selling, general and administrative expenses are predominantly comprised of $20,000 in payroll expenses, $3,000 in amortization expense of the intangibles and $4,000 of professional fees.

As of May 31, 2006, the Company had $17,452 in current assets representing the royalty receivable. The Company has intangibles of $440,159, which is attributable to the two acquisitions that the Company completed in 1999 and 2000.

Selected Financial Data

The following selected historical statement of operations for the three years ended May 31, 2007, 2006 and 2005 and balance sheet as of May 31, 2007 and 2006 have been derived from the financial statements of the Company that are included elsewhere in this Form 10-KSB and that have been audited by Sherb & Co. LLP (except as noted below) whose reports with respect to the financial statements are also included elsewhere in this Prospectus. This information should be read in conjunction with the financial statements and notes to the financial statements appearing elsewhere in this Form 10-KSB and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended May 31

	2005	2006	2007

	(Unaudited)	(Unaudited)	(Unaudited)
STATEMENT OF OPERATIONS DATA:
Net Sales	$209,258	$223,522	$245,660
Gross Profit	$209,258	$223,522	$245,660
Net Profit/(Loss)	$(382,211)	$(306,621)	$(364,433)

Net Income/(Loss) Per Common Share	$(.11)	$(.08)	$(.09)

BALANCE SHEET DATA:
Working Capital Deficit	($3,295,053)	($3,523,561)	($3,689,373)
Intangibles, net	$490,671	$440,159	$389,647
Total Assets	$509,735	$457,611	$438,651
Long Term Debt	-0-	-0-	-0-
Stockholders’ Deficiency	($2,804,382)	($3,083,402)	($3,299,724)

Liquidity and Financial Resources

As of May 31, 2007, the Company had $3,738,377 in current liabilities, which includes loans (including interest) that are now due totaling $2,600,425, which were used to fund the Company’s operations. These loans are principally to shareholders of the Company. It had accounts payable and accrued expenses of $592,345 and accrued taxes of $545,607.

Of the principal loans outstanding, $1,120,958 is held by one person that has properly perfected security interest against the Company’s remaining assets, being all its intangible property.

In conjunction with our licensee (a direct recipient of increased sales), the Company has endeavored to increase revenues by obtaining a subscription to a construction product specifier’s database to pursue leads of existing construction projects where our line of products have been specified or could otherwise be used; it has also made proposals to wholesalers of hardware products to cross-promote our respective product lines; and it consults with its licensee on the types of customers to pursue directly.

With the subsequent acquisition by the Company of Artisanal Cheese LLC and the sale of its building material assets, the Company has refinanced substantially all of its debt by either paying off such debt in cash or with cash and stock. Although the Company has been required to carry its intangible property at a net value of $389,647, the sales price obtained for these assets was much higher, and as such, creditors will be receiving cash and some additional equity so as to eliminate such debts.

Although the Company’s operating cash flows fluctuate from being positive cash flows to negative cash flows from operations, it required additional financing from time to time to fund its debt carrying charges, costs associated with being a public company and efforts to seek and evaluate potential merger candidates. The Company’s cash flows from its royalty revenue was positive and largely offset the required monthly payments on the debt carrying charges, costs of being a public company and its monthly costs of seeking and evaluating potential merger candidates. More than half of the Company’s general and administrative costs recorded are salaries and benefits to the sole officer of the Company, hence the draw of such salaries would depend on cash flow after the other aforementioned costs.

The Company has no cash requirements or cash benefits from investing activities. Occasionally the Company obtains additional funds from financing activities by the sale of common stock and or increase in its debt financings.

Inflation and Changing Prices

The Company no longer manufactures its products and is no longer subject to risks associated with inflation or substantial price increase in the near future.

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

Going Concern

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company has had negative working capital for each of the last two years ended May 31, 2007 and 2006, however the Company currently has little if any mandatory expenses associated with its operating business and, therefore, can continue to operate, while it seeks new acquisition candidates that will enable the Company to complete its recapitalization plan. Notwithstanding these future plans, which the Company can provide no assurances that they will happen, the current level of liabilities that accumulate through monthly accruals raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 7.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors
American Home Food Products, Inc.
Bronxville, New York

We have audited the accompanying consolidated balance sheet of American Home Food Products, Inc. as of May 31, 2007, and the related consolidated statements of operations, shareholders’ deficiency, cash flows for each of the years then ended May 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Home Food Products, Inc. as of May 31, 2007, and the results of its operations and its cash flows for each of the years then ended May 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, including a net loss of approximately $.3 million for the year ended May 31, 2007, and has a working capital deficiency as of May 31, 2007. These factors raise substantial doubt the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants
New York, New York
September 5, 2007

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
May 31, 2007

ASSETS

CURRENT ASSETS:

Cash	$18,159
Royalty/Licensee receivable	30,845

Total Current Assets	49,004

INTANGIBLES - at cost, net	389,647

$438,651

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Current portion of long term debt	$1,645,958
Accounts payable	483,280
Note payable	5,000
Loans payable - shareholder	214,940
Accrued expenses and other current liabilities	843,590
Accrued payroll taxes	545,607

Total Current Liabilities	3,738,375

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS’ DEFICIENCY:
Preferred stock - $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—
Common stock - $0.001 par value, 40,000,000 shares authorized
4,541,455 shares issued and outstanding	4,541
Additional paid-in capital	8,254,816
Accumulated deficit	(11,559,083

Total shareholders’ deficiency	(3,299,724

$438,651

See notes to the consolidated financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31,
	2007	2006

ROYALTY REVENUE	$245,660	$223,522

GROSS PROFIT	245,660	223,522

SELLING, GENERAL AND ADMINISTRATIVE	424,329	370,218

LOSS FROM OPERATIONS	(178,669)	(146,696)

OTHER INCOME (EXPENSES):
Interest income (expenses)	(185,764)	(159,925)

OTHER EXPENSES, net	(185,764)	(159,925)

NET LOSS BEFORE INCOME TAXES	(364,433)	(306,621)
Income taxes	—	—

NET LOSS	$(364,433)	$(306,621)

LOSS PER COMMON SHARE, basic and diluted	$(0.09)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, basic and diluted	4,082,224	3,666,840

See notes to the consolidated financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total

	Shares	Amount	Shares	Amount

BALANCE, May 31, 2005	—	$—	3,606,455	$3,606	$8,080,039	$(10,888,027)	$(2,804,382)
Issuance of common stock with promissory note			5,000	5	595		600
Issuance of common stock with settlement agreement			150,000	150	26,850		27,000
Net loss	—	—				(306,621)	(306,621)

BALANCE, May 31, 2006	—	$—	3,761,455	$3,761	$8,107,484	$(11,194,650)	$(3,083,403)

Issuance of common stock with revised settlement agreement			100,000	100	13,300		13,400
Issuance of common stock - cash			350,000	350	51,150		51,500
Issuance of common stock services rendered			255,000	255	45,495		45,750
Issuance of common stock for acquisition			75,000	75	37,387		37,462
Net loss	—	—	—	—	—	(364,433)	(364,433)

BALANCE, May 31, 2007	—	$—	4,541,455	$4,541	$8,254,816	$(11,559,083)	$(3,299,724)

See notes to the consolidated financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended May 31,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(364,433)	$(306,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	50,512	50,512
Common stock issued for services	45,750	27,600
Debt extension fee	13,400
Changes in assets and liabilities
Royalty/Licensee receivable	(13,393)	1,612
Accounts payable	17,901	21,870
Accrued expenses and other current liabilities	128,216	40,587
Accrued payroll taxes	61,041	60,613

NET CASH USED IN OPERATING ACTIVITIES	(61,006)	(103,827)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long term debt	(19,303)	0
Proceeds from note payable	5,000	—
Proceeds from loans payable - shareholders	4,504	19,327
Proceeds from debt financing	—	84,500
Sale of common stock	88,962

NET CASH PROVIDED BY FINANCING ACTIVITIES	79,163	103,827

NET INCREASE IN CASH	18,157	—

CASH AT BEGINNING OF YEAR	—	—

CASH AT END OF YEAR	$18,157	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$46,500	$15,000

Income taxes	$—	$—

See notes to the consolidated financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2007 AND 2006

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

a.           Basis of Presentation - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of $364,433 for the year ended May 31, 2007 “2007” and a net loss of $306,621 for the year ended May 31, 2006 “2006”. Additionally the Company had a net working capital deficiency, a shareholders’ deficiency and negative cash flow from operations for the years ended May 31, 2007 and 2006. The Company is also in arrears with paying payroll taxes and in default with certain of its debt holders. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to achieve their business plans. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.           Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated on consolidation.

c.           Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments, with a maturity of three months or less when purchased, to be cash equivalents. Occasionally, the Company may have cash balances in its bank accounts which exceed $100,000, the federal insured limit.

d.           Impairment of Long-Lived Assets – The Company reviews long-lived assets, certain identifiable assets and goodwill related to those assets on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Any impairment losses have been recorded in the statement of operations.

e.           Fair Value of Financial Instruments – The carrying value of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of long-term debt were also estimated to approximate fair value.

f.           Revenue Recognition – Revenue is recognized when the product is shipped by the Licensee to its customer. Allowances for estimated bad debts, sales returns and allowances are provided when sales are recorded.

g.           Advertising Costs – All advertising costs, excluding cooperative advertising programs, are expensed as incurred or the first time the advertisement takes place. The Company establishes an allowance for cooperative advertising costs at the time the related sale is recognized. Advertising expenses charge to operations for the years ended May 31, 2007 and 2006 amounted to approximately $0 and $5,133, respectively.

h.           Loss Per Share – Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the years ended May 31, 2007 and 2006, diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive.

i.           Stock-Based Compensation - The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion 25, (APB25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation – Transition and Disclosure, requires the companies, which do not elect to account for stock-based compensation as prescribed by this statement, to disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted. No options or warrants have been granted to employees, officers and directors during fiscal years ended 2007 and 2006. Effective June 1, 2006, the Company has adopted SFAS 123R.

j.           Use of Estimates – The preparation of financials statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

l.	Recent Accounting Pronouncements -

FASB 155 – Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

FASB 159 - Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), including an amendment to FASB No. 115. FAS 159 gives entities the irrevocable option to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of SFAS 159 on our consolidated financial statements.

3.	CONCENTRATION OF CREDIT RISK

The Company’s accounts receivable and royalty revenues are concentrated 100% with one customer.

4.	ROYALTY AGREEMENT

On January 31, 2003, the Company entered into a licensing agreement, until December 2005, with C.G.M., Inc. of Bensalem, Pennsylvania (“Licensee”), to manufacture, market and distribute the Company’s Por-Rok, Dash Patch and Sta-Dri products in exchange for monthly royalty payments ranging from 15% to 25% of the net invoice value to the customer. The Licensee purchased at cost the inventory on hand from the Company, payable in three installments through March 31, 2003. Although the Licensee had the right to terminate the agreement within 180 days from the commencement date of the agreement, the Licensee did not exercise that right. Had the Licensee elected to terminate this licensing agreement, the Company would have been obligated to purchase all inventory that cannot be used by the Licensee due to the termination of the licensing agreement.

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

In September 2006, the Company and a judgment creditor agreed to extend to December 31, 2006, a previous agreement whereby the creditor will refrain from enforcing its judgment in exchange for a monthly payment of interest on the creditor’s original loan to the Company and the Company’s commitment to pay the judgment upon the earlier of the recapitalization of the Company or December 31, 2006. In exchange for this extension, the Company agreed to issue 40,000 shares of common stock to the creditor. The Company recorded an interest expense of $4,400 in connection with these shares.

In September 2006, a private investor made an equity investment of $16,500 for which it received 150,000 shares of the Company’s common stock. The proceeds were used for working capital.

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

6.	ACCRUED EXPENSES AND OTHER LIABILTIES

As of May 31, 2007, accrued expenses and other liabilities consist of the following:

Accrued interest payable	$734,527
Other accrued	109,063

$843,590

7.	INTANGIBLES

Intangibles arose in connection with the acquisitions of Arm Pro in September 1998, and with the acquisition of Allied / Por-Rok lines in August 1999 and Sta-Dri in August 2000. The intangible assets have been re-characterized pursuant to SFAS 142 from “Goodwill” to be “Intangibles”, since such intangibles are actually comprised of trademarks, acquired proprietary technology and customer lists. We have attributed the cost of these intangibles to be $606,164 for trademarks, $75,771 for proprietary technology and $75,771 for customer lists. These intangibles are being amortized over a fifteen-year life on a straight-line basis. The Company continues to periodically review these long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. Accumulated amortization at May 31, 2007 was $368,059. The amortization expense for 2007 and 2006 was $50,512 and $50,512 respectively. The amortization expense will approximate $50,000 per annum for the next five years.

8.	INCOME TAXES

At May 31, 2007, the Company has available unused net operating loss carryforward (“NOL”) of approximately $11,550,000 that may be applied against future taxable income and expire at various dates through 2025. The Company has a deferred tax assets arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined. Such valuation allowance has increased approximately $120,000 during 2007.

2007

Deferred tax asset:

Net operating loss carryforward	$3,930,000

Valuation allowance	(3,930,000)

Net deferred tax asset	$—

A reconciliation of the statutory federal income tax benefit to actual tax benefit is as follows:

	2007	2006

Statutory federal income tax benefit	$124,000	$104,000
Income tax benefit not utilized	(124,000)	(104,000)

Actual tax benefit	$—	$—

If the Company has a greater than 50% change in ownership of certain stock holdings by shareholders of the Company pursuant to Section 382 of the Internal Revenue Code, the net operating losses may be limited. Currently no such evaluation has been performed. The Company has not filed its federal or state income tax returns for May 31, 2006 or May 31, 2007.

9.	LONG TERM DEBT

At May 31, 2007, long-term debt consists of:

Notes payable (a)	$1,120,958

Debenture payable (b)	125,000

Notes payable (c)	400,000

1,645,958

Less: Current portion	1,645,958

$—

The company is in default of substantially all of the aforementioned debt, as such debt has matured or is being litigated.

a.

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

b.

Included in long-term debt are debentures owing to a stockholder of the company, Quilcap, Corp., in the amount of $125,000. This debenture from February 25, 1999, bears interest at 15% per annum and matured on May 31, 1999 and is currently in default.

c.

In May and June 2002, the Company raised $325,000 from outside investors. The note payable bears interest at 10% per annum and the principal plus accrued interest was due on July 23, 2002, by which time the parties had expected to close a sale-leaseback of the Company’s property. In connection with this loan the Company issued 600,000 stock options as consideration for the financing and recorded as debt discount $16,000, of which $1,600 has been expensed. The investors aborted the sale-leaseback transaction immediately prior to closing. In April 2005, the investors commenced litigation against the Company and its president for repayment of the loans. In January 2006, the parties reached an agreement whereby the creditor agreed to refrain from any further litigation and to limit the judgment to $400,000 in exchange for a monthly payment of interest on the creditor’s original loan to the Company and the Company’s commitment to pay the judgment upon the earlier of the recapitalization of the Company or September 30, 2006. The parties further agreed that the options to purchase 600,000 shares of common stock (pre-split) which the creditor had received as part of the original transaction would be cancelled and that the Company would issue to the creditor 150,000 shares of common stock (post-split), for which a $27,000 expense was recorded. In September 2006, the judgment creditor agreed to extend the agreement to December 31, 2006. In December 2006, the creditor agreed to a further extension of the settlement agreement to March 31, 2007, in exchange for which the Company agreed to issue to the creditor 60,000 shares of common stock.

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

b.	Equity transactions during fiscal year 2006 were as follows:

	•	The Company issued 5,000 shares of common stock to an investor who loaned the company money in during fiscal 2006.

	•	The Company issued 150,000 shares of common stock to a creditor in connection with a settlement agreement entered in April 2006.

c.	Equity transactions during fiscal year 2007 were as follows:

•

The Company issued 40,000 shares of common stock to a creditor in connection with an extension in September 2006 of an earlier settlement agreement entered in April 2006. The Company issued another 60,000 shares of common stock in connection with a further extension of this settlement agreement in December 2006, which was valued and expensed for $13,400, the then fair market value of the shares issued.

	•	The Company issued 150,000 shares of common stock in September 2006 to a private investor in exchange for an equity investment of $16,500.

•

The Company issued 105,000 shares of common stock in January 2007 in exchange for investor relation services, which was valued and expensed for $15,750, the then fair market value of the shares issued.

•

The Company issued 100,000 shares of common stock in January 2007 to a private investor in exchange for an equity investment of $15,000, which was valued and expensed for $30,000, the then fair market value of the shares issued.

	•	The Company issued 100,000 shares of common stock in February 2007 to a private investor in exchange for an equity investment of $20,000.

	•	The Company issued 150,000 shares of common stock in February 2007 in exchange for consulting services.

•

In May 2007, the Company acquired an affiliated company under common management for 75,000 shares of common stock valued at $37,462, the historical cost basis of the assets acquired and liabilities relieved, which also approximates the market value of the common shares issued.

11.	STOCK OPTIONS

No options or warrants were granted, cancelled, exercised or otherwise outstanding in fiscal years 2006 and 2007.

12.	COMMITMENTS AND CONTINGENCY

a.          The Company has a licensing agreement for certain concrete related products, including an admixture that is capable of enhancing the basic characteristic of cementitious products. The Company is obligated to pay royalties based on a percentage of sales, subject to an annual guaranteed minimum royalty. Currently, the Company has not had to pay royalties as the licensed products are still in the development stage and therefore have not been ready for sale to customers.

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

c. The Company operates from the residence of its chief executive officer rent free.

13.	SUBSEQUENT EVENT - UNAUDITED

On August 14, 2007, the company acquired Artisanal Cheese, LLC. The purchase price was $4.5 million in cash and notes and the assumption of $700,000 in liabilities as part of the purchase consideration. The Company raised approximately $3.9 million dollars through a private placement of redeemable, convertible preferred stock. With this transaction, the Company sold its building material assets for approximately $1 million and recapitalized its existing debts primarily through a tax-free exchange of debt for equity and cash payments to satisfy other obligations. The Company’s current president, Daniel W. Dowe, has agreed to serve as Chairman, Chief Executive Officer and President for an additional three years.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has engaged the certified public accounting firm of Sherb & Co., LLP as its outside auditors to audit the company’s annual financial statements for the fiscal year ending May 31, 2007 and has had no disagreements with them.

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

PART III

Item 9.	Directors and Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act

The following provides certain information concerning the directors and executive officers of the Company and its subsidiaries as of May 31, 2007.

Name	Age	Position

William K. Lavin	63	Chairman, Secretary

Daniel W. Dowe	45	Director, President
		and Chief Executive Officer

Edward J. Malloy	71	Director

Kevin DeMatteis	43	Director

William K. Lavin. Mr. Lavin became a director in October, 1997 and currently operates his own consulting business that he formed in 1994. Before forming his firm, he was Chief Executive Officer of Woolworth Corporation (renamed “Foot Locker Inc.”) from 1993 to 1994 and immediately before that position he served as Woolworth’s Chief Administrative and Financial Officer. Mr. Lavin also serves on the board of directors of the Allegheny Corporation (NYSE:Y).

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

The following table shows all remuneration in excess of $100,000 paid by the Company and its subsidiaries through May 31, 2007, to all directors and officers:

Table 1
Summary Compensation Table

	Annual compensation					Long-Term Compensation Awards

Name and Princi- pal Position	Year	Compen- Salary ($)	Bonus ($)	Other Annual Restricted Stock Comp. ($)	Securi- ties Underly- ing Options Awards (#)	SARs #)	Other LTIP Payout ($)	All Other ($)

Daniel
Dowe
President	2007	$180,000
	2006	$180,000
	2005	$180,000

Item 11.	Security Ownership of Certain Beneficial Owners

DIRECTORS AND EXECUTIVE OFFICERS

The following table shows the amount of common stock owned as of May 31, 2007 by each director and officer and affiliates and by all directors and officers as a group. Each individual has beneficial ownership of the shares which are subject to unexercised stock options and stock warrants held by him, and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned:

Table 1

Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class

Daniel W. Dowe	409,956	9.0%
Director, President

William K. Lavin	15,045	0.3%
Chairman, Secretary

Kevin DeMatties, Director	28,571	0.6%

Edward J. Malloy, Director	9,331	0.2%

All Directors and Officers
as a group	462,903	10.1%

1.	As of May 31, 2007 there were 4,541,455 shares issued and outstanding and 4,541,455 on a fully diluted basis. Percentages are stated on a fully diluted basis.

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

Item 13.	Exhibits

Page
(A)	The following financial statements and supplementary data are included in Part II Item 7

Report of Independent Registered Public Accounting Firm		F-2

Financial Statements:

Balance Sheet as of May 31, 2007		F-3

Statement of Operations for the years ended May 31, 2007 and 2006		F-4

Statement of Changes in Shareholders’ Deficiency for the years ended May 31, 2007 and 2006		F-5

Statement of Cash Flows for years ended May 31, 2007 and 2006		F-6

Notes to Financial Statements		F-7

(B) Exhibits to be incorporated herein by reference:

Exhibit
No.	Description of Exhibit

2.1	Plan of Merger of Stratford Acquisition Corp. and the Registrant into the Registrant

3.1(i)	Articles of Incorporation of Stratford Acquisition Corp.
3.1(ii)	Certificate of Incorporation of the Registrant
3.1(iii)	New York Certificate of Merger of Stratford Acquisition Corp. into Registrant
3.1(iv)	Minnesota Certificate of Merger of Stratford Acquisition Corp. into Registrant
3.2	By-Laws

4.1	Specimen Common Stock Certificate
4.2	Form of Class B Warrants
4.3	Form of 10% $550,000 Convertible Debenture and Stock Warrant Agreement
4.4	Form of 9% $800,000 Convertible Debenture and Stock Warrant Agreement
4.5	Form of 15% $250,000 Senior Debenture and Stock Warrant Agreement
4.6	Term Sheets re Director Loans to Company dated July 29, 1998; August 13, 1998; August 20, 1998;
August 27, 1998; September 4, 1998; and May 14, 1999

10.1	Employment Agreement between Registrant and Daniel W. Dowe
10.2	Amendment to Employment Agreement between Registrant and Daniel W. Dowe
10.3	Amended and Restated Purchase Agreement between The Sherwin-Williams Company and Registrant
10.4	Form of Promissory Note to Dime Commercial Corp.
10.5	Form of Promissory Note to The Sherwin-Williams Company
10.6	Bill of Sale from The Sherwin-Williams Company to Registrant
10.7	Designation Certificate
10.8	Form of Promissory Notes to Alfonso DeMatteis

24.1	Power of Attorney (contained on signature page of this Prospectus).

99.1	Battista Agreement
99.2	Supercrete N/A Limited Agreement dated December 20, 1996

(B) Exhibits filed herein:

21.1	Subsidiaries of American Home Food Products, Inc.

31	Certification of Prinicipal Executive and Financial Officer
32	Certification Pursuant to Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14.	Principal Accountant Fees and Services

AUDIT FEES

The aggregate fees billed and unbilled for the fiscal years ended May 31, 2006 and 2007 for professional services rendered by our principal accountants for the audits of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-QSB were approximately $11,000 and $15,000, respectively.

AUDIT-RELATED FEES

There were no audit-related fees for the fiscal years ended May 31, 2006 and 2007 for assurance and related services rendered by our principal accounts related to the performance of the audit or review of our financial statements.

TAX AND OTHER FEES

The aggregate fees billed for the fiscal years ended May 31, 2006 and 2007 for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns was $11,000 and $15,000, respectively.

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

Dated: September 5, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:

Dated

/ss/ Daniel W. Dowe	Director	September 7, 2007

Daniel W. Dowe

/ss/ William K. Lavin	Director	September 7, 2007

William K. Lavin

/ss/ Edward J. Malloy	Director	September 7, 2007

Edward J. Malloy

/ss/ Kevin DeMatteis	Director	September 7, 2007

Kevin DeMatteis