Form 10QSB
period 2007-08-31
American Home Food Products, Inc.
filed 2007-10-19
CIK 945634

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

AMERICAN HOME FOOD PRODUCTS INC.
(Formerly Novex Systems International Inc.) (Exact name of registrant as specified in its charter)

New York	0-26112	41-1759882
(State of Jurisdiction)	(Commission File Number)	(IRS Employer Identification No.)

42 Forest Lane Bronxville, New York	10708
(Address of Principal Executive offices)	(Zip Code)

Registrant’s telephone number, including area code 914-441-3591

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes ☒ No ☐.

The Company had 6,857,649 shares of its $.001 par value common stock and 3,915,000 shares of its $.001 par value preferred stock issued and outstanding on August 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q	Incorporated Document

None

AMERICAN HOME FOOD PRODUCTS, INC.

Index
Page No.

Part I	Financial Information

Item 1.	Financial Statements (Unaudited)

Balance Sheet as of August 31, 2007	F-1

Statements of Operations for the

three months ended August 31, 2007 and

August 31, 2006	F-2

Statements of Cash Flows for the

three months ended August 31, 2007 and

August 31, 2006	F-3

Notes to Financial Statements	F-4

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	1

Item 3.	Controls and Procedures	4

Part II	Other Information

Item 1.	Legal Proceedings	5

Item 2.	Changes in Securities	5

Item 3.	Defaults Upon Senior Securities	6

Item 4.	Submission of Matters to a Vote of Security Holders	6

Item 5.	Other Information	6

Item 6.	Exhibits and Reports on Form 8-K	6

ii

PART I

Page No.

Item 1.	Financial Information (Unaudited)

Balance Sheet as of August 31, 2007	F-1

Statements of Operations for the

three months ended August 31, 2007 and

August 31, 2006	F-2

Statements of Cash Flows for the

three months ended August 31, 2007 and

August 31, 2006	F-3

Notes to Financial Statements	F-4

iii

AMERICAN HOME FOOD PRODUCTS, INC.
BALANCE SHEET
August 31, 2007
(unaudited)

ASSETS

CURRENT ASSETS:
Cash	$1,372,748
Accounts receivable	287,008
Inventories	203,475
Prepaid expenses and other current assets	35,175

Total Current Assets	1,898,406

FIXED ASSETS	834,974
OTHER ASSETS	26,264
INTANGIBLES - at cost, net	3,857,229

$6,616,873

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:

Current portion of long term debt	$125,000
Accounts payable	479,727
Notes payable	233,000
Notes payable - seller financing	700,000
Loans payable - shareholder	17,193
Prepaid Gift Certificates and Other Deferred Revenue	116,650
Accrued expenses and other current liabilities	158,302
Accrued interest	86,458
Accrued payroll taxes	652,236

Total Current Liabilities	2,568,566

COMMITMENTS AND CONTINGENCY	—

LONG TERM DEBT, net of current portion	500,000

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock - $0.001 par value, 10,000,000 shares authorized, 3,915,000 shares issued and outstanding	3,915,000
Common stock - $0.001 par value, 40,000,000 shares authorized 6,857,649 shares issued and outstanding	6,857
Additional paid-in capital	10,812,064
Accumulated deficit	(11,185,614)

Total shareholders’ equity (deficiency)	3,548,307

$6,616,873

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended August 31,

	2007 Unaudited	2006 Unaudited
ROYALTY REVENUE	$52,039	$61,792
SALES	167,111	—

Totals sales and revenue	219,150	61,792
COST OF GOODS SOLD	112,060	—

GROSS PROFIT	107,090	61,792

SELLING, GENERAL AND ADMINISTRATIVE	167,134	91,823
DEPRECIATION AND AMORTIZATION	12,789	—

LOSS FROM OPERATIONS	(72,833)	(30,031)

OTHER INCOME( EXPENSES):
Interest income (expense)	(53,852)	(40,553)
Gain on sale of assets	479,043	—

	425,191	(40,553)

NET INCOME (LOSS) BEFORE INCOME TAXES	352,358	(70,584)
Income taxes	—	—

NET INCOME (LOSS)	$352,358	$(70,584)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.07	$(0.02)

Diluted	$0.04	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

Basic	5,120,504	3,761,455

Diluted	8,383,004	3,761,455

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

	Three Months ended August 31,
	2007 (Unaudited)	2006 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$352,358	$(70,584)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and impairment of equipment	5,269
Amortization of goodwill	4,943	12,628
Gain on sale of intangible assets	(479,043)
Changes in assets and liabilities, net of the effect from acquisition:
Accounts receivable	15,843
Royalty/Licensee receivable	30,845	(5,098)
Prepaid expenses	—
Accounts payable	(394,146)	1,306
Accrued expenses and other current liabilities	429,499	35,967
Accrued payroll taxes	106,629	15,781

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	72,197	(10,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Artisanal, net of expenses	(3,192,911)	—
Proceeds of sale of intangible assets	863,747	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,329,164)	—

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Increase in notes payable	(105,697)
Payment of shareholder note	(197,747)
Sale of preferred stock	3,915,000
Proceeds from shareholder loan	—	10,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,611,556

NET INCREASE IN CASH	1,354,589	—

CASH AT BEGINNING OF YEAR	18,159	—

CASH AT END OF PERIOD	$1,372,748	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,000	$—

Income taxes	—	—

NON-CASH FINANCING ACTIVITIES:
Artisanal seller financing	$1,200,000	$—
Payables paid with equity	$530,000	$—
Artisanal liabilities assumed	$745,516	$—

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

THREE MONTHS ENDEDAUGUST 31, 2007

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of American Home Food Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the three months ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2007. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

2.	ACQUISITIONS

On August 15, 2007, the Company acquired all right, title and interest to 100% of the issued and outstanding membership interests of Artisanal Cheese, LLC (“Artisanal”). The purchase price for this acquisition was approximately $4.4 million plus legal and other professional costs(the “Artisanal Acquisition”). Pursuant to the membership interest purchase agreement, the Company (i) paid $3,200,000 to the members of Artisanal Cheese, LLC, (ii) issued a note payable for $700,000 which bears no interest and is payable on or before November 14, 2007 (See Note 8 - Notes Payable); (iii) issued a note payable for $130,000 which bears interest at 5% per annum and is payable over a three year period (See Note 15 – Long Term Debt); (iv) issued a note payable for $370,000 which bears interest at 5% per annum and is payable over a three year period (See Note 15 – Long Term Debt); and (v) issued a note payable to a former Artisanal shareholder for $228,000 payable in one year with payments due quarterly of $57,000 per quarter without interest, payable either in cash or product to one or more of the former shareholders restaurant establishments (See Note 8 - Notes Payable). As part of this transaction, the Company also entered into (vi) a five-year preferred vendor agreement with two restaurants which are affiliated with the seller; (vii) a five-year product development agreement with the same two restaurants; (viii) a trademark license agreement granting a royalty-free license to a former member of Artisanal Cheese, LLC, to utilize certain trademarks and names in connection with his restaurant establishments; (ix) a one-year consulting agreement with a former member of Artisanal Cheese,

LLC; and (x) a transitional services agreement pursuant to which the company shall receive equipment and non-equipment services for one year and comptroller services for four months (See Note 18 - Commitments and Contingencies).

As part of this transaction, the Company also obtained from each of the former members of Artisanal Cheese, LLC, a five-year non-competition agreement.

The following table sets forth the determination of the consideration paid for Artisanal at the date of acquisition:

Cash	$3,298,608
Notes	1,200,000
Total purchase price	$4,498,608

The transaction was accounted for as a purchase and, accordingly, the preliminary purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The Company intends to conduct a detailed valuation using the guidance as set forth in Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations”, to make the final determination of fair value of the intangible assets and goodwill acquired in the acquisition. The purchase price allocation is, therefore, preliminary and may be adjusted for up to one year after the acquisition.

The following table sets forth the preliminary allocation of the purchase price:

Total purchase price	$4,498,608
Less assets acquired:
Accounts receivable	(287,008)
Inventory	(203,475)
Other current assets	(35,175)
Long - term assets	(861,237)
Total tangible assets acquired	(1,386,895)

Liabilities assumed	745,516

Cost in excess of net tangible assets acquired	$3,857,229

The operating results for Artisanal are included in the accompanying Consolidated Statements of Operations from the date of the acquisition. Pro-forma financial results will be included once available by amendment.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated on consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value. Cash at times may exceed FDIC insurable limits.

Trade Accounts Receivable and Other Receivables, Net

The Company’s accounts receivable consist primarily of amounts due from customers for the sale of its products. The Company records an allowance for doubtful accounts based on management’s estimate of collectibility of such trade and notes receivables outstanding. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any. The recorded allowance at August 31, 2007 and 2006 was $8,795 and $0 respectively.

Property and Equipment

Property and equipment acquired in the Artisanal Acquisition is carried at net book value which approximates fair market value at the date of the acquisition. Amounts incurred for repairs and maintenance are charged to operations in the period incurred. Depreciation is calculated on a straight-line basis over the following useful lives:

Equipment	3-5 years

Furniture and fixtures	5-7 years

Leasehold improvements	5-10 years

Software	2-5 years

Goodwill and Intangible Assets

Intangible assets at August 31, 2007 relates to the assets acquired in the Artisanal Acquisition (See Note 2 – Acquisition) and will be allocated to specific items upon an analysis to be performed.

The Company reviews long-lived assets, certain identifiable assets and any impairment related to those assets at least annually or whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. To the extent carrying values have exceeded fair values, an impairment loss has been recognized in operating results.

Revenue Recognition

The Company recognizes revenues associated with the sale of its products at the time of delivery to customers.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales

Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses charge to operations for the three months ended August 31, 2007 was approximately $4,702.

Interest Income/(Expense)

Interest expense relates to interest owed on the Company’s debt. Interest expense is recognized over the period the debt is outstanding at the stated interest rates (see Note 12).

Income Taxes

Income taxes have been provided using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying estimated tax rates and laws to taxable years in which such differences are expected to reverse. The deferred tax asset attributed to the net operating losses has been fully reserved, since the Company has yet to achieve recurring income from operations.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123-R Share-Based Payment (“SFAS No. 123-R”). The Company records compensation expense using a fair-value-based measurement method for all awards granted.

Net Income/(Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. There were no common stock equivalents for the quarter ended August 31, 2006.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, and accounts payable, approximated fair value as of August 31, 2007, because of the relatively short-term maturity of these instruments and their market interest rates. Since a portion of long-term debt is in default, it is not possible to estimate its value.

Segment Disclosure

Management believes the Company operates as one segment.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). Management is in the process of assessing if this statement will have a material impact on the Company’s financial statements once adopted.

In September 2006, the FASB issued SFAS No. 157. SFAS No.157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Early adoption is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management is in the process of assessing if this statement will have a material impact on the Company’s financial statements once adopted.

4.	ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following at August 31, 2007:

Trade accounts receivable	$293,256
Employees	2,547

Allowance for doubtful accounts	(8,795)

$287,008

5.	INVENTORIES

Inventories are valued on a first-in-first-out (FIFO) basis. Inventory at August 31, 2007 consisted of the following::

Cheese Inventory	$140,697
Shipping/Packing Material Inventory	54,298
Accessories & Books Inventory	8,480

$203,475

6.	PREPAID EXPENSES

At August 31, 2007, the Company’s had prepaid expenses of $35,175, which consisted primarily of prepaid real estate taxes and workers’ compensation insurance.

7.	FIXED ASSETS

Fixed assets are valued at net book value at the date of the Artisanal Acquisition which approximates fair market value. Fixed assets are comprised of the following at August 31, 2007:

Furniture and fixtures	$155,252
Kitchen Equipment	253,392
Computer Equipment	95,869
Software & Web Design	5,279
Design Fees	51,539
Leasehold Improvement	1,077,588

1,638,919
Less: Accumulated Depreciation & Amortization	(803,945)

$834,974

8.	NOTES PAYABLES

Notes payable consist of the following:

Note payable to a former Artisanal shareholder for $228,000 payable in one year with payments due quarterly of $57,000 per quarter without interest, payable in product to one or more of the former shareholder’s restaurant establishments.

Note payable to a former Artisanal shareholder for $700,000. The principal is due and payable in full on November 14, 2007. The note is non-interest bearing and secured by a first priority security interest in all assets of the Company. The note holder’s prior written consent is required with respect to any debt financing that the Company may secure for purposes of paying off this note.

Notes payable also includes a $5,000 note to a shareholder. The terms of the note call for no principal payments and for interest to accrue at the rate of 10% per annum. Principal and interest are due and payable on or before October 17, 2007. This note was repaid in September 2007.

9.	LOANS PAYABLE SHAREHOLDER

Over the last few years, the Company’s current president, Daniel W. Dowe, has loaned money to the Company to assist with its operating cash flow. Mr. Dowe has entered into an agreement with the Company’s board of directors to have the loan repaid without interest. There is no agreement between the board of directors and Mr. Dowe to repay the loan on a specific date, but only when the Company has adequate cash on hand.

10.	PREPAID GIFT CERTIFICATES AND OTHER DEFERRED REVENUE

The Company records cash received in advance of the delivery of products or services as deferred revenue until the products are delivered to customers or the services are provided. Gift certificates are issued for a one-year period at which time the certificate expires. The Company has not recorded any income for expired or unused gift certificates.

11.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist primarily of accrued accounting expenses of $34,000, $60,000 worth of non-recurring consulting fees relating to the closing of Artisanal and about $11,000 of accrued other miscellaneous expenses. Approximately $53,000 of accrued expenses is attributable to payable reductions.

12.	ACCRUED INTEREST

Accrued interest of $86,458 represents the interest owing on the Quilcap debenture. (See Note 15 - Long Term Debt).

13.	ACCRUED PAYROLL TAXES

The Company prior to the acquisition of Artisanal remains in arrears with paying payroll taxes of approximately $652,000. The Company is currently negotiating a payment program with the relevant tax authorities.

14.	INCOME TAXES

At August 31, 2007, the Company has available unused net operating loss carryforward (“NOL”) of approximately $8,300,000 that may be applied against future taxable income and expire at various dates through 2025. The Company has a deferred tax asset arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined. Such valuation allowance has decreased approximately $120,000 during 2007.

2007
Deferred tax asset:
Net operating loss carryforward	$2,900,000
Valuation allowance	(2,900,000)

Net deferred tax asset	$—

A reconciliation of the statutory federal income (tax) benefit to actual tax benefit is as follows:

	2007	2006
Statutory federal income (tax) benefit	$(120,000)	$24,000
Income tax benefit utilized (not utilized)	120,000	(24,000)

Actual tax benefit	$—	$—

If the Company has a greater than 50% change in ownership of certain stock holdings by shareholders of the Company pursuant to Section 382 of the Internal Revenue Code, the net operating losses may be limited. Currently no such evaluation has been performed. As a result of the Artisanal Acquisition described above, the Company is reviewing whether its ability to utilize its net operating loss carryovers may be restricted based on Internal Revenue Code Section 382 “changes in ownership.”

15.	LONG TERM DEBT

Long-term debt consists of the following:

Debenture payable (a)	125,000
Artisanal Sellers’ Notes (b)	500,000

625,000
Less: Current portion	(125,000)

$500,000

a.

The Company is currently in default on a $125,000 debenture due a stockholder of the company, Quilcap, Corp., in the amount of $125,000. This debenture from February 25, 1999, bears interest at 15% per annum and matured on May 31, 1999. The Company is currently negotiating with the debenture holder.

b.

In connection with the acquisition of Artisanal Cheese, LLC, the Company obtained two sellers’ notes--one from each of the former members of Artisanal Cheese, LLC. The notes are for $130,000 and $370,000, respectively. The note for $130,000 bears interest at 5% per annum and is payable in consecutive monthly payments of principal and interest in the amount of $3,896.22 commencing November 1, 2007. All principal and accrued interest shall be due and payable in full on October 1, 2010. The note for $370,000 bears interest at 5% per annum and is payable in consecutive monthly payments of principal and interest in the amount of $11,089.23 commencing November 1, 2007. All principal and accrued interest shall be due and payable in full on October 1, 2010. Both notes are secured pursuant to a Security Agreement pursuant to which the note holders have a first priority security interest in all assets of the Company except that the note holders have agreed to subordinate their security interest on those assets so that the Company may obtain asset-based debt financing.

In August 2007, two secured creditors holding notes in the amounts of $1,120,958 and $400,000 agreed to convert the outstanding principal of their respective notes, together with accrued interest of $674,229, into 1,950,000 shares of the Company’s common stock.

16.	SHAREHOLDERS’ EQUITY

Terms of Preferred Stock

The Company sold 3,900,000 shares of redeemable convertible preferred stock at a price of $1.00 per share for a total gross proceeds of $3,900,000. The preferred stock is convertible at $.30 per share into $.001 par value Common Stock of Company, (equaling 60% of the issued and outstanding Common Stock of the Company on a fully diluted basis, excluding the Management Stock Option (see below)). Dividends shall be paid (a) 12% Paid-in-Kind in first two years from Closing Date, and (b) 12% Paid-In-Cash after the first two years from Closing or 15% Paid-In-Kind, at the election of the Company. These dividends shall convert into Common Stock at $.30 per share, unless the Company elects to pay dividends in cash pursuant to (b) above.

At any time prior to the third anniversary of the Closing Date and upon 30 days advance notice, the Company shall have the right to redeem one-half of the Preferred Stock that is issued and outstanding at the Closing by paying the Holder the full par value of the Preferred Stock $1.00 per share plus accrued dividends in cash (the “First Redemption”). The remaining one-half of the Preferred Stock that is issued and outstanding after the First Redemption can either be: (a) redeemed by the Company in cash at par value, plus accrued dividends with the Holder also receiving a 2-year option to acquire 5% of the issued and outstanding Common Stock of the Company at an exercise price of $.30 per share, or, (b) converted into 30% of the issued and outstanding Common Stock of the Company (the “Second Redemption’). The Holder shall have sole authority to elect subsection (a) or (b) above upon receiving a Redemption Notice. Any Common Stock or Common Stock Option issued pursuant to the First Redemption or the Second Redemption shall be on a fully-diluted basis, excluding the Management Stock Option below. The Company intends to sell an additonal $1.3 million of Preferred Stock, under the same terms. As of the date of this filing, the Company is in negotiations with several prospective investors.

The Company has agreed to file a registration statement with respect to the number of shares of its Common Stock necessary to enable all Holders to have resale rights in the Common Stock underlying their Preferred Stock if and when converted, or upon a redemption payable in Common Stock. All costs of the registration shall be borne by the Company.

So long as over $1,500,000 of the Preferred Stock is issued and outstanding the Company shall require the prior written consent of Holders representing 2/3 of the Preferred Stock issued and outstanding to (a) sell, merge with, acquire or consolidate with another business entity, (b) incur additional leverage beyond the leverage contemplated by the Company and Holders as part of the Company’s acquisition of Artisanal Cheese, LLC, or (c) issue any new shares of common stock or securities convertible or exercisable into Common Stock in excess of 2% of the shares of Common Stock issued and outstanding on a fully diluted basis at the Closing, excluding the Management Stock Option.

Preferred Stock Issuances

In August 2007, several private investors made an equity investment of $3,900,000 for which these investors received 3,900,000 shares of the Company’s redeemable convertible preferred stock. The proceeds were used to acquire the membership interests of a specialty food company.

In August 2007, the Company issued 15,000 shares of redeemable convertible preferred stock in exchange for consulting services. The company recorded an expense of $15,000 in connection with these shares.

Common Stock Issuances

In January 2006, the Company and a judgment creditor reached an agreement whereby the creditor agreed to refrain from enforcing its judgment in exchange for a monthly payment of interest on the creditor’s original loan to the Company and the Company’s commitment to pay the judgment upon the earlier of the recapitalization of the Company or September 30, 2006. Through subsequent amendments to the agreement, the date was extended to August 2007. In August 2007, the creditor agreed to convert the outstanding judgment of $400,000 into 450,000 shares of the Company’s common stock of which 400,000 shares would be held in escrow and liquidated for purposes of repaying the $400,000 judgment. The Company recorded additional paid-in capital of $399,600 for the 400,000 shares and an interest expense of $15,000 in connection with the remaining 50,000 shares. The creditor also received $16,666 representing interest.

In August 2007, two secured creditors agreed to convert the outstanding principal and interest of their respective notes totaling approximately $2,000,684 into 1,675,000 shares of the Company’s common stock The Company recorded additional paid-in capital of $1,999,009 with respect to these shares.

In August 2007, several of the Company’s judgment creditors agreed to accept $91,903 in cash and a total of 166,194 shares of common stock in exchange for satisfactions of their respective claims totaling approximately $411,125. As a result of these settlements, the Company reduced its accounts payable by $161,327.85, increased paid-in capital by approximately $130,000 and reduced the gain on sale by approximately $60,000.

In August 2007, the Company issued 25,000 shares of common stock in exchange for consulting services. The company recorded an expense of $7,500 in connection with these shares.

Stock Option

At the closing, Daniel W. Dowe and William Feeney were granted a 5-year Stock Option at an exercise price of $.30 per share that is exercisable into 12% and 8%, respectively, of the Common Stock of the Company on a fully-diluted basis. The Stock Option was fully-vested at the Closing Date, but not exercisable until the Company achieves: (a) $21.6 million in revenue or $2 million in EBITDA in a full calendar year by no later than Calendar Year 2009, and, (b) the First Redemption is concluded by the Company. The failure to meet either of these conditions shall cause the entire Management Stock Option to terminate in its entirety. An expense will be recorded once these shares become exercisable and the contingency has been resolved.

17.	DISPOSITION OF ASSETS INTANGIBLES

Intangibles arose in connection with the acquisitions of Arm Pro in September 1998, and with the acquisition of Allied / Por-Rok lines in August 1999 and Sta-Dri in August 2000. The intangible assets were re-characterized pursuant to SFAS 142 from “Goodwill” to be “Intangibles”, since such intangibles are actually comprised of trademarks, acquired proprietary technology and customer lists. We have attributed the cost of these intangibles to be $606,164 for trademarks, $75,771 for proprietary technology and $75,771 for customer lists. These intangibles were being amortized over a fifteen-year life on a straight-line basis. The Company sold these intangibles on August 15, 2007. On that date, the accumulated amortization was $375,580.

On August 15, 2007, the Company sold all of its intangible property relating to the building material business to GT Holding, LLC (“GTH”). In exchange for these assets, the Company received $850,000 in cash and GTH assumed approximately $73,000 of the Company’s liabilities. The Company had carried these intangibles at a net value of $382,126 and, thus, recorded a gain on sale of $540,874. See Note 16 for other costs against the gain on sale of intangibles.

18.	COMMITMENTS AND CONTINGENCIES

Term	Agreement	Monthly Expense

8/15/07 – 12/15/07	Transitional Services Agreement Comptroller services (a)	$ 3,500.00

8/15/07 – 8/14/08	Transitional Services Agreement Equipment services (a)	$23,700.00

8/15/07 – 7/31/08	Consulting Agreement (b)	$ 4,333.33

8/15/07 – 8/14/12	Preferred Vendor Agreement (c)	n/a

8/15/07 – 8/14/12	Product Development Agreement (d)	n/a

8/15/07 – 8/14/12	Trademark Assignment (e)	n/a

a.

The Company has entered into a Transitional Services Agreement with Artisanal Group, LLC, a company owned by the former member of Artisanal Cheese, LLC, to provide equipment services for equipment leased by Artisanal Group for varying periods of up to three years, non-equipment services for no more than one year and comptroller services for a period of four months from the date of acquisition. The equipment services include telephones, computers, photocopiers, presentation equipment and delivery trucks and the non-equipment services encompass health, liability and auto insurances.

b.

The Company has entered into a one-year Consulting Agreement with executive chef, Terrence Brennan, the founder of Artisanal Cheese LLC and owner of two Manhattan restaurants, Picholine and Artisanal Bistro & Fromagerie, to provide consulting services including advice on product mix, marketing plans in the retail sector and presentation to retail supermarket buyers. Mr. Brennan shall receive $13,000 every quarter for 24 hours worth of consulting services during each three month period. The agreement also provides for a finder’s fee of $10,000 in connection with any supply or sales agreement between the Company and any strategic partner introduced to the Company by Mr. Brennan, with an additional payment of $20,000 if sales to the strategic partner exceed $500,000 in the aggregate. The Consulting Agreement also provides for office space for Mr. Brennan and two of his staff members at the Company’s principal offices located at 500 West 37th Street, New York, New York.

c.

The Company has entered into a five-year Preferred Vendor Agreement with two restaurant establishments owned by the former member of Artisanal Cheese, LLC, pursuant to which the Company will supply the restaurants or their affiliates with any and all premium cheese products at a high volume discount and at prices not to exceed prices offered to other customers, and the restaurants must purchase exclusively from the Company provided the Company can meet terms and conditions (e.g. quantities and time of delivery) acceptable to the restaurants. The Preferred Vendor Agreement also provides for a credit to the restaurant establishments which credit shall be applied to the first $228,000 worth of product, not to exceed $57,000 in any calendar quarter. This credit is the result of the payoff in full at the closing of Artisanal by one of its former members of a certain loan to the Company. (See Note 8 – Notes Payable).

d.

The Company has entered into a five-year Product Development Agreement pursuant to which the Company shall have a “first-look” right and 30-day exclusivity period to evaluate and negotiate in good faith a distribution arrangement (including minimum orders, exclusivity, prices/royalty rates and terms) for all new cheeses, cheese related products and other products developed by the two restaurant establishments owned by the former member of Artisanal Cheese, LLC. After the 30-day exclusivity period, the Company will have an opportunity to match any terms and conditions of a distribution agreement that the restaurants may subsequently reach with a third party. The Agreement provides for a written trademark license from the Company to the restaurants upon terms to be mutually agreed upon with respect to any distribution by the restaurants under the Artisanal brand of such new products other than distribution by the Company.

e.

The Company has entered into a Trademark License Agreement pursuant to which the Company grants a royalty-free license to the two restaurant establishments to use the tradename “Artisanal Fromagerie & Bistro” and the derivative logo (consisting of an oval design with four stylized sheep seated in front of a barn and the words “Artisanal Fromagerie – Bistro – Wine Bar”) in connection with the operation, distribution and sale of cheese, cheese products and other food products from the restaurant establishments or their affiliated restaurants or retail stores.

19.	RELATED PARTY TRANSACTIONS

The wife of Daniel W. Dowe, the Company’s Chief Executive Officer and Chief Financial Officer, periodically provides legal and administrative services to the Company. In the three months ended August 31, 2007 Ms. Dowe received $25,000 for legal work in connection with the Artisanal Acquisition and $10,500 for other legal and administrative work for the Company. In the quarter ended August 31, 2006, Ms. Dowe received $10,500 for legal and administrative work performed for the Company.

David A. Dowe who is the brother of Daniel W. Dowe has made loans to the company and has purchased common stock under the same terms and conditions as other non-affiliated investors that either loaned money to the company or purchased securities.

In the quarter ended August 31, 2007, Daniel Dowe received 175,000 shares of the Company’s common stock for payment of accrued and unpaid wages.

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
Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-QSB. The Financial Statements for the three month period ending August 31, 2007, included in this Form 10-QSB are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Three months ending August 31, 2007 vs. August 31, 2006

On August 15, 2007, the Company completed its acquisition of all the ownership interests in Artisanal Cheese, LLC. With this transaction, the Company sold its building material assets and recapitalized its existing debts primarily through a tax-free exchange of debt for equity and cash payments to satisfy other obligations. Due to its expanded operations into the specialty food industry, the Company realized a significant increase in its revenues and costs versus the prior period even though the Company only owned this unit for two weeks during the fiscal quarter ending August 31, 2007.

In the three month period ended August 31, 2007, the Company had sales and royalty revenue of $219,150 versus $61,792 of royalty revenue in the corresponding three month period in 2006. Cost of goods sold in this period was $112,060 which was 51% of gross revenues, versus 100% for the same period in 2006. Until it sold its building material assets on August 15, 2007, the Company’s gross margin of 100% was attributable to the Company’s conversion in February 2003 of its manufacturing business into a licensing business. From February 2003 to August 15, 2007, the Company maintained an exclusive licensing agreement with CGM, Inc., whereby CGM fulfilled all orders for products sold under the trade names that the Company owned and thereafter paid the Company a cash royalty on sales. All royalty payments were based on actual sales in the previous month and were paid on a monthly basis. The increase in cost of goods sold and general operating expenses was attributable primarily to the acquisition of Artisanal Cheese, LLC and the increase in sales of its new line of specialty foods.

In this three month period, the Company recorded a net loss from operations of $72,833 versus $30,031 for the same period in 2006. The net gain to common shareholders during this period 2007 was $352,358 versus a net loss of $70,584 during the same period in 2006. The net gain was attributable primarily to the sale of the Company’s intangible assets relating to the building material business. The Company incurred $53,852 in interest charges. Of this amount approximately $50,000 was attributable to interest on loans that were converted into equity as part of the Artisanal transaction. The Company also incurred $7,521 of amortization charges relating to the building material assets which were sold on August 15, 2007.

On August 31, 2007, the Company had $1,898,406 in current assets, which consisted primarily of cash of $1,372,748, inventory of $203,475 and accounts receivable of $287,008. The Company’s leasehold and equipment increased to $834,974 and intangibles increased to $3,857,229 net of amortization, which represents the goodwill and other intangibles which will be allocated pending the evaluation of the assets acquired.

Liquidity and Financial Resources at August 31, 2007

On August 15, 2007, the Company sold all of its intangible property relating to the building material business to GT Holding, LLC (“GHT”). In exchange for these assets, the Company received $850,000 in cash and GTH assumed approximately $73,000 of the Company’s liabilities. The Company had carried these intangibles at a net value of $382,126 and, thus, recorded a gain on sale of $540,874. (See Note 17 – Disposition of Intangible Assets).

Also on August 15, 2007, three secured creditors agreed to convert the outstanding principal and interest of their respective notes totaling approximately $2,400,684 into 2,075,000 shares of the Company’s common stock Also, several of the Company’s judgment creditors agreed to accept approximately $91,900 in cash and 166,195 shares of common stock in exchange for satisfactions of their respective judgments totaling approximately $269,168. (See Note 16 – Shareholders’ Equity – Common Stock Issuances)

The Company undertook a $5.2 million private placement of redeemable convertible preferred stock. By mid-August, the company had raised $3,900,000 of equity for which it issued 3,900,000 shares of preferred stock. The Company used most of these funds to acquire the membership interests of Artisanal Cheese, LLC, for a purchase price of $4,400,000. The members agreed to accept cash of $3,200,000 and sellers’ notes totaling $1,200,000.

As of August 31, 2007, the Company had $2,568,566 in current liabilities, which includes a seller’s note for $700,000 relating to the acquisition of Artisanal Cheese, LLC, and a $228,000 note providing for quarterly payments in kind to one of the former shareholders’ restaurants. (See Note 8 – Notes Payable). Also included in current liabilities is a debenture for $125,000 which is in default, although the Company is endeavoring to reach a settlement with the debenture holder. The Company had accounts payable of $479,727, accrued taxes of $652,236 and accrued expenses and interest totaling $244,761. The Company’s current liabilities also include outstanding prepaid gift certificates and other deferred revenue totaling $116,650.

With the acquisition of the specialty food business, the Company believes its cash flow will be sufficient to meet its fixed monthly expenses. In addition, the Company intends to raise an additional $1,300,000 to reduce the sellers’ notes and for additional operating capital.

Inflation and Changing Prices

The Company does not foresee any risks associated with inflation or substantial price increases in the near future. In addition, the foodstuffs that are used by the Company in its affinage process are available through from many sources. As such, while the Company has exposure to inflation, it does not believe that inflation will have any materially significant impact on its operations in the near future.

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

Stock-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model. SFAS 123(R) is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options. The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model and has no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period. The Company has issued options for compensation purposes in the recent quarter, although they do not get valued until a earnings provision contingency is resolved.

Item 3.	Controls and Procedures

Our principal executive officer and principal financial officer, who is the sole officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed in this report under the Securities Exchange Act of 1934 (1) is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and (2) has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

Part II	Other Information

Item 1.	Legal Proceedings

Upon the sale of the Company’s intangibles relating to the building material business, the secured creditor, who otherwise would have been entitled to the proceeds of the sale, agreed to permit a portion of the proceeds to be used to pay judgment creditors a portion of their claims with the balance of their claims being paid in shares of common stock. Collectively, these creditors received approximately $92,000 in cash for approximately one-third of their claims and 166,194 shares of common stock for the balance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2007, several private investors made an equity investment of $3,900,000 for which these investors received 3,900,000 shares of the Company’s redeemable convertible preferred stock. The proceeds were used to acquire the membership interests of a specialty food company.

In August 2007, the Company issued 15,000 shares of redeemable convertible preferred stock in exchange for consulting services. The company recorded an expense of $15,000 in connection with these shares.

In January 2006, the Company and a judgment creditor reached an agreement whereby the creditor agreed to refrain from enforcing its judgment in exchange for a monthly payment of interest on the creditor’s original loan to the Company and the Company’s commitment to pay the judgment upon the earlier of the recapitalization of the Company or September 30, 2006. Through subsequent amendments to the agreement, the date was extended to August 2007. In August 2007, the creditor agreed to convert the outstanding judgment of $400,000 into 450,000 shares of the Company’s common stock of which 400,000 shares would be held in escrow and liquidated for purposes of repaying the $400,000 judgment. The Company recorded additional paid-in capital of $399,600 for the 400,000 shares and an interest expense of $15,000 in connection with the remaining 50,000 shares.

In August 2007, two secured creditors agreed to convert the outstanding principal and interest of their respective notes totaling approximately $2,000,684 into 1,675,000 shares of the Company’s common stock The Company recorded additional paid-in capital of $1,999,009 with respect to these shares.

In August 2007, several of the Company’s judgment creditors agreed to accept $91,903 in cash and a total of 166,194 shares of common stock in exchange for satisfactions of their respective claims totaling approximately $269,168. As a result of these settlements, the Company reduced its accounts payable by $161,327.85, increased paid-in capital by approximately $130,000 and reduced the gain on sale by approximately $60,000.

In August 2007, the Company issued 25,000 shares of common stock in exchange for consulting services. The company recorded an expense of $7,500 in connection with these shares.

Item 3.	Defaults Upon Senior Securities.	None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits and Reports on Form 8-K.

On August 15, 2007, the Company filed with the Securities and Exchange Commission a Form 8-K announcing that it had acquired Artisanal Cheese, LLC and had sold its building material assets.

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

Date: October 19, 2007