Form 10-Q
period 2007-11-30
American Home Food Products, Inc.
filed 2008-01-22
CIK 945634

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________TO____________.

AMERICAN HOME FOOD PRODUCTS INC.

(Formerly Novex Systems International Inc.)
(Exact name of registrant as specified in its charter)

New York	0-26112	41-1759882

State of Jurisdiction)	(Commission File Number)	(IRS Employer Identification No.)

500 West 37th Street	New York, New York	10018

(Address of Principal Executive offices)		(Zip Code)

Registrant’s telephone number, including area code 212-239-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No ☐.

The Company had 6,997,649 shares of its $.001 par value common stock and 5,015,000 shares of its $.001 par value preferred stock issued and outstanding on November 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q	Incorporated Document

None

AMERICAN HOME FOOD PRODUCTS, INC.

ii

PART I

iii

AMERICAN HOME FOOD PRODUCTS, INC.
BALANCE SHEET
November 30, 2007
(unaudited)

ASSETS

CURRENT ASSETS:

Cash	$1,161,771
Accounts receivable	472,325
Inventories	644,148
Prepaid expenses - related party	39,145
Prepaid expenses and other current assets	117,421

Total Current Assets	2,434,810

FIXED ASSETS, NET	846,619
OTHER ASSETS	50,201
INTANGIBLES - at cost, net	3,835,231

$7,166,861

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current portion of long term debt	$125,000
Accounts payable	973,984
Notes payable	228,000
Prepaid Gift Certificates and Other Deferred Revenue	72,399
Accrued expenses and other current liabilities	106,512
Accrued interest	89,583
Accrued payroll taxes	655,061

Total Current Liabilities	2,250,539

COMMITMENTS AND CONTINGENCY	—

LONG TERM DEBT, net of current portion	487,097

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.001 par value, 4,000,000 shares authorized, Series A Preferred Stock, 6,000,000 authorized 5,015,000 shares issued and outstanding (liquidation preference $5,015)	5,015

Common stock - $0.001 par value, 40,000,000 shares authorized 6,997,649 shares issued and outstanding	6,997
Additional paid-in capital	15,874,509
Accumulated deficit	(11,457,296)

Total shareholders’ equity	4,429,225

$7,166,861

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended November 30,		Six Months Ended November 30,

	2007 Unaudited	2006 Unaudited	2007 Unaudited	2006 Unaudited

SALES	$1,243,120	$—	$1,410,231	$—

COST OF GOODS SOLD	941,418	—	1,053,478	—

GROSS PROFIT	301,702	—	356,753	—

SELLING, GENERAL AND ADMINISTRATIVE	502,097	76,659	660,720	152,979
DEPRECIATION AND AMORTIZATION	61,614	—	74,403	—

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST	(262,009)	(76,659)	(378,370)	(152,979)

OTHER INCOME (EXPENSES):
Interest income (expense)	(9,943)	(48,586)	(63,525)	(89,139)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(271,952)	(125,245)	(441,895)	(242,118)

INCOME TAXES	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(271,952)	(125,245)	(441,895)	(242,118)

DISCONTINUED OPERATIONS (Note 20)

INCOME FROM OPERATIONS, net of tax	—	56,669	43,528	102,958

GAIN ON SALE OF OPERATIONS, net of tax	—	—	479,043	—

NET GAIN ON DISCONTINUED OPERATIONS	—	56,669	522,571	102,958

NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$(271,952)	$(68,576)	$80,676	$(139,160)

INCOME (LOSS) PER COMMON SHARE - CONTINUING OPERATIONS:
Basic	$(0.04)	$(0.03)	$(0.09)	$(0.06)

Diluted	$(0.04)	$(0.03)	$(0.09)	$(0.06)

INCOME (LOSS) PER COMMON SHARE - DISCONTINUED OPERATIONS:
Basic	$—	$0.01	$0.10	$0.03

Diluted	$—	$0.01	$0.10	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: basic	6,927,649	3,903,955	5,120,504	3,842,884
diluted	6,927,649	3,903,955	5,120,504	3,842,884

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

	Six Months ended November 30,

	2007	2006

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss applicable to continuing operations	$(441,895)	$(242,118)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and impairment of equipment	36,883	—
Amortization of intangibles	34,943	25,256
Preferred and common stock issued for services	76,100	20,900
Changes in assets and liabilities, net of the effect from acquisition:
Accounts receivable	(169,474)	—
Royalty/Licensee receivable	30,845	(7,738)
Inventory	(440,673)	—
Prepaid expenses - related party	(39,145)	—
Prepaid expenses and other assets	(42,454)	—
Accounts payable	100,111	(6,917)
Accrued expenses and other current liabilities	350,183	65,289
Accrued payroll taxes	109,454	30,370
Cash flow from operations of discontinued operations	43,528	102,958

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(351,595)	(12,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Artisanal, net of expenses	(3,262,013)	—
Increase in other assets	(24,729)	—
Purchase of fixed assets	(43,258)	—
Cash flow from investing activities of discontinued operations	863,747	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,466,253)	—

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Increase in notes payable	(105,697)	1,000
Payment of shareholder note	(219,940)	11,000
Sale of preferred stock	5,000,000	—
Payment of long-term debt	(12,903)	—
Payment of note payable	(700,000)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,961,460	12,000

NET INCREASE IN CASH	1,143,612	—

CASH AT BEGINNING OF YEAR	18,159	—

CASH AT END OF PERIOD	$1,161,771	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,000	$15,000

Income taxes	—	—

Non-cash financing activies:
Preferred and common shares issued for services	76,100	20,900

Seller financing for the purchase of Artisanal	1,200,000	—

Payables paid with issuance of equity	530,000	—

Artisanal liabilites assumed	$745,516	$—

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2007
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of American Home Food Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the six months ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2007. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

2.	ACQUISITIONS

On August 15, 2007, the Company acquired all right, title and interest to 100% of the issued and outstanding membership interests of Artisanal Cheese, LLC (“Artisanal”). The purchase price for this acquisition was approximately $4.4 million plus legal and other professional costs (the “Artisanal Acquisition”). Pursuant to the membership interest purchase agreement, the Company (i) paid $3,200,000 to the members of Artisanal Cheese, LLC, (ii) issued a note payable for $700,000 which bears no interest and is payable on or before November 14, 2007 (See Note 8 - Notes Payable); (iii) issued a note payable for $130,000 which bears interest at 5% per annum and is payable over a three year period (See Note 15 – Long Term Debt); (iv) issued a note payable for $370,000 which bears interest at 5% per annum and is payable over a three year period (See Note 15 – Long Term Debt); and (v) issued a note payable to a former Artisanal shareholder for $228,000 payable in one year with payments due quarterly of $57,000 per quarter without interest, payable either in cash or product to one or more of the former shareholders restaurant establishments (See Note 8 - Notes Payable). As part of this transaction, the Company also entered into (vi) a five-year preferred vendor agreement with two restaurants which are affiliated with the seller; (vii) a five-year product development agreement with the same two restaurants; (viii) a trademark license agreement granting a royalty-free license to a former member of Artisanal Cheese, LLC, to utilize certain trademarks and names in connection with his restaurant establishments; (ix) a one-year consulting agreement with a former member of Artisanal Cheese, LLC; and (x) a transitional services agreement pursuant to which the company shall receive equipment and non-equipment services for one year and comptroller services for four months (See Note 18 - Commitments and Contingencies).

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

Trade Accounts Receivable and Other Receivables, Net

The Company’s accounts receivable consist primarily of amounts due from customers for the sale of its products. The Company records an allowance for doubtful accounts based on management’s estimate of collectibility of such trade and notes receivables outstanding. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any. The recorded allowance at November 30, 2007 and 2006 was $0 and $0 respectively.

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

Goodwill and Intangible Assets

Intangible assets at November 30, 2007 relates to the assets acquired in the Artisanal Acquisition (See Note 2 – Acquisition) and will be allocated to specific items upon an analysis to be performed.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales

Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses charge to operations for the six months ended November 30, 2007 was approximately $7,735.

Interest Income/(Expense)

Interest expense relates to interest owed on the Company’s debt. Interest expense is recognized over the period the debt is outstanding at the stated interest rates (see Note 11).

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

Net Income/(Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. We did not include the common stock equivalents of the conversion of the preferred stockholders, as such shares of preferred stock were issued post the discontinuance of the segment of operations discontinued.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, and accounts payable, approximated fair value as of November 30, 2007, because of the relatively short-term maturity of these instruments and their market interest rates. Since a portion of long-term debt is in default, it is not possible to estimate its value.

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

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Any other new accounting pronouncements have been deemed not to be relevant to the operations of the Registrant, hence the effects of such undisclosed new accounting pronouncements will have no effect on the Company.

4.	ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following at November 30, 2007:

Trade accounts receivable	$470,555
Employees	1,770

$472,325

5.	INVENTORIES

Inventories are valued on a first-in-first-out (FIFO) basis. Inventory at November 30, 2007 consisted of the following::

Cheese Inventory	$508,266

Shipping/Packing Material Inventory	83,784
Accessories & Books Inventory	52,099

$644,149

6.	PREPAID EXPENSES and PREPAID EXPENSES – RELATED PARTY

At November 30, 2007, the Company’s had prepaid expenses of $78,421, which consisted primarily of prepaid catalog costs and $39,000 of an advance to an employee and another $39,145 of an advance to an officer, both for a compensation arrangement to be ratified.

7.	FIXED ASSETS

Fixed assets are valued at net book value at the date of the Artisanal Acquisition which approximates fair market value. Fixed assets are comprised of the following at November 30, 2007:

Furniture and fixtures	$168,649
Kitchen Equipment	253,392
Computer Equipment	97,096
Software & Web Design	5,279
Design Fees	51,539
Leasehold Improvement	1,106,224

1,682,178
Less: Accumulated
Depreciation & Amortization	(835,558)

$846,620

8.	NOTES PAYABLES

Notes payable consist of the following:

Note payable to a former Artisanal shareholder for $228,000 payable in one year with payments due quarterly of $57,000 per quarter without interest, payable in product to one or more of the former shareholders restaurant establishments.

Upon closing the Artisanal acquisition, the Company executed a note payable to a former Artisanal shareholder for $700,000. The note was non-interest bearing and secured by a first priority security interest in all assets of the Company. The principal was paid in full on November 15, 2007.

A $5,000 note to a shareholder was also repaid during the quarter together with interest of $215.09 in interest.

9.	LOANS PAYABLE SHAREHOLDER

Over the last few years, the Company’s current president, Daniel W. Dowe, had loaned money to the Company to assist with its operating cash flow. Mr. Dowe had an agreement with the Company’s board of directors to have the loan repaid without interest and only when the Company has adequate cash on hand. The loan was paid in full during this quarter.

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

Accrued expenses consists primarily of accrued accounting expenses of $25,000 and about $28,000 of accrued other miscellaneous expenses. Approximately $53,000 of accrued expenses is attributable to payable reductions.

12.	ACCRUED INTEREST

Accrued interest of $89,583 represents the interest owing on the Quilcap debenture. (See Note 15 - Long Term Debt).

13.	ACCRUED PAYROLL TAXES

The Company prior to the acquisition of Artisanal remains in arrears with paying payroll taxes of approximately $652,000. The Company is currently negotiating a payment program with the relevant tax authorities.

14.	INCOME TAXES

At November 30, 2007, the Company has available unused net operating loss carryforward (“NOL”) of approximately $8,300,000 that may be applied against future taxable income and expire at various dates through 2025. The Company has a deferred tax assets arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined. Such valuation allowance has decreased approximately $27,000 during 2007.

2007

Deferred tax asset:

Net operating loss carryforward	$2,990,000

Valuation allowance	(2,990,000)

Net deferred tax asset	$—

A reconciliation of the statutory federal income (tax) benefit to actual tax benefit is as follows:

	2007	2006

Statutory federal income (tax) benefit	$(27,000)	$47,000
Income tax benefit utilized (not utilized)	27,000	(47,000)

Actual tax benefit	$—	$—

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

15.	LONG TERM DEBT

Long-term debt consists of the following:

Debenture payable (a)	125,000
Artisanal Sellers’ Notes (b)	487,097

612,097
Less: Current portion	(125,000)

$487,097

a.

The Company is currently in default on a $125,000 debenture due a stockholder of the company, Quilcap, Corp., in the amount of $125,000. This debenture from February 25, 1999, bears interest at 15% per annum and matured on May 31, 1999. The Company is currently negotiating with the debenture holder.

b.

In connection with the acquisition of Artisanal Cheese, LLC, the Company obtained two sellers’ note--one from each of the former members of Artisanal Cheese, LLC. The notes are for $130,000 and $370,000, respectively. The note for $130,000 bears interest at 5% per annum and is payable in consecutive monthly payments of principal and interest in the amount of $3,896.22 commencing November 1, 2007. All principal and accrued interest shall be due and payable in full on October 1, 2010. The note for $370,000 bears interest at 5% per annum and is payable in consecutive monthly payments of principal and interest in the amount of $11,089.23 commencing November 1, 2007. All principal and accrued interest shall be due and payable in full on October 1, 2010. Both notes are secured pursuant to a Security Agreement pursuant to which the note holders have a first priority security interest in all assets of the Company except that the note holders have agreed to subordinate their security interest on those assets so that the Company may obtain asset-based debt financing.

16.	SHAREHOLDERS’ EQUITY

Terms of Series A Preferred Stock (“Preferred Stock”)

The Company has sold 5,000,000 shares of redeemable convertible Preferred Stock at a price of $1.00 per share for a total gross proceeds of $5,000,000. Another 15,000 shares of Preferred Stock was issued in exchange for consulting services. The Preferred Stock is convertible at $.30 per share into $.001 par value Common Stock of Company, (equaling 60% of the issued and outstanding Common Stock of the Company on a fully diluted basis, excluding the Management Stock Option (see below)). Dividends shall be paid (a) 12% Paid-in-Kind in first two years from Closing Date, and (b) 12% Paid-In-Cash after the first two years from Closing or 15% Paid-In-Kind, at the election of the Company. These dividends shall convert into Common Stock at $.30 per share, unless the Company elects to pay dividends in cash pursuant to (b) above.

At any time prior to the third anniversary of the Closing Date and upon 30 days advance notice, the Company shall have the right to redeem one-half of the Preferred Stock that is issued and outstanding at the Closing (2,507,500 shares if all shares are sold) by paying the Holder the full par value of the Preferred Stock ($5,015,000 if all shares are sold), plus accrued dividends in cash (the “First Redemption”). The remaining one-half of the Preferred Stock that is issued and outstanding after the First Redemption can either be: (a) redeemed by the Company in cash at par value (i.e., $2,507,500 if all shares are sold), plus accrued dividends with the Holder also receiving a 2-year option to acquire 5% of the issued and outstanding Common Stock of the Company at an exercise price of $.30 per share, or, (b) converted into 30% of the issued and outstanding Common Stock of the Company (the “Second Redemption’). The Holder shall have sole authority to elect subsection (a) or (b) above upon receiving a Redemption Notice. Any Common Stock or Common Stock Option issued pursuant to the First Redemption or the Second Redemption shall be on a fully-diluted basis, excluding the Management Stock Option below.

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

In the event of a liquidation, the Preferred Stockholders shall receive a cash payment at par value per preferred share plus accrued dividends in calendar 2007, the liquidation preference in calendar 2008 increases to $1.10 per preferred share plus accrued dividends and the liquidation preference in calendar 2009 increases to $1.20 per preferred share plus accrued dividends and remains at this amount for each year thereafter.

Preferred Stock Issuances

In August 2007, several accredited investors made an equity investment of $3,900,000 for which these investors received 3,900,000 shares of the Company’s redeemable convertible preferred stock. The proceeds were used to acquire the membership interests of a specialty food company.

In August 2007, the Company issued 15,000 shares of redeemable convertible preferred stock in exchange for consulting services. The Company recorded a $15,000 expense in connection with the issuance of these shares.

In the three months ended November 30, 2007, several private accredited investors made an equity investment of $1,100,000 for which these investors received 1,100,000 shares of the Company’s redeemable convertible preferred stock. The proceeds were used to pay off a $700,000 seller’s note and working capital.

Accrued and undeclared dividends on the preferred stock as of November 30, 2007 total $136,950.

Preferred Stock –Subsequent Event

Subsequent to the six months ending November 30, 2007, the Company sold an additional 200,000 shares of Preferred Stock for which it received $200,000 thereby completing its $5.2 million equity offering

Common Stock Issuances

In January 2006, the Company and a judgment creditor reached an agreement whereby the creditor agreed to refrain from enforcing its judgment in exchange for a monthly payment of interest on the creditor’s original loan to the Company and the Company’s commitment to pay the judgment upon the earlier of the recapitalization of the Company or September 30, 2006. Through subsequent amendments to the agreement, the date was extended to August 2007. In September 2007, the creditor received 40,000 shares of the Company’s common stock relating to a forbearance agreement in April 2007 but which the Company inadvertently neglected to issue at that time. The Company recorded additional paid-in capital of $13,560 for the 40,000 shares and an interest expense of $13,600 in connection with these shares.

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

In September 2007, the Company issued 40,000 shares for an extension of a pre-existing debt arrangement. An expense of $13,600 was recorded for the then market value of such shares issued.

In October 2007, the Company issued 100,000 shares of common stock to one of its employees. The company recorded deferred compensation of $39,000 in connection with these shares.

Stock Option

At the closing, Daniel W. Dowe and William Feeney were granted a 5-year Stock Option at an exercise price of $.30 per share that is exercisable into 20% of the Common Stock of the Company on a fully-diluted basis. The Stock Option was fully-vested at the Closing Date, but not exercisable until the Company achieves: (a) $21.6 million in revenue or $2 million in EBITDA in a full calendar year by no later than Calendar Year 2009, and, (b) the First Redemption is concluded by the Company. The failure to meet either of these conditions shall cause the entire Management Stock Option to terminate in its entirety. Daniel W. Dowe and Will Feeney shall receive 12% and 8% respectively of the 20% Stock Option. An expense will be recorded once these shares become exercisable and the contingency has been resolved.

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

On August 15, 2007, the Company sold all of its intangible property relating to the building material business to GT Holding, LLC (“GTH”). In exchange for these assets, the Company received $850,000 in cash and GTH assumed approximately $73,000 of the Company’s liabilities. The Company had carried these intangibles at a net value of $382,126 and, thus, recorded a gain on sale of $479,043, including other minimal costs against the gain on sale of intangibles.

18.	COMMITMENTS AND CONTINGENCIES

Term	Agreement	Monthly Expense

8/15/07 – 12/15/07	Transitional Services Agreement Comptroller services (a)	$3,500.00

8/15/07 – 8/14/08	Transitional Services Agreement Equipment services (a)	$23,700.00

8/15/07 – 7/31/08	Consulting Agreement (b)	$4,333.33

8/15/07 – 8/14/12	Preferred Vendor Agreement (c)	n/a

8/15/07 – 8/14/12	Product Development Agreement (d)	n/a

8/15/07 – 8/14/12	Trademark Assignment (e)	n/a

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

c.

The Company has entered into a five-year Preferred Vendor Agreement with two restaurant establishments owned by the former member of Artisanal Cheese, LLC, pursuant to which the Company will supply the restaurants or their affiliates with any and all premium cheese products at a high volume discount and at prices not to exceed prices offered to other customers, and the restaurants which purchase exclusively from the Company provided the Company can meet terms and conditions acceptable to the restaurants. The Preferred Vendor

Agreement also provides for a credit to the restaurant establishments which credit shall be applied to the first $228,000 worth of product, not to exceed $57,000 in any calendar quarter. This credit is the result of the payoff in full at the closing of Artisanal by one of its former members of a certain loan to the Company. (See Note 8 – Notes Payable).

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

The wife of Daniel W. Dowe, the Company’s Chief Executive Officer and Chief Financial Officer, periodically provides legal and administrative services to the Company. In the three months ended November 30, 2007 Ms. Dowe received $25,000 for legal work in connection with finalizing the Artisanal Acquisition. In the quarter ended November 30, 2006, Ms. Dowe received $10,500 for legal and administrative work performed for the Company.

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

20.	GAIN ON DISCONTINUED OPERATIONS

On August 15, 2007, the Company sold all of its intangible property relating to the building material business (“Por Rok intangibles”) to GT Holding, LLC (“GTH”). In exchange for these assets, the Company received $850,000 in cash and GTH assumed approximately $73,000 of the Company’s liabilities. This resulted in a gain from disposition of assets of the discontinued

building material business in the amount of $479,043 for fiscal year 2008.

The balance sheet, results of operations and cash flows for the Por Rok intangibles has been reclassified as discontinued operations.

Summarized results of the discontinued operation is as follows:

	Six months ended November 30,

	2007	2006

Net Sales	$52,039	$133,964

Loss/Gain from operations	43,528	102,958
Loss/Gain on disposal	479,043	—

Total Loss/Gain on discontinued operations	$522,571	$102,958

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-QSB. The Financial Statements for the six month period ending November 30, 2007, included in this Form 10-QSB are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Six months ending November 30, 2007 vs. November 30, 2006

On August 15, 2007, the Company completed its acquisition of all the ownership interests in Artisanal Cheese, LLC. With this transaction, the Company sold its building material assets and recapitalized its existing debts primarily through a tax-free exchange of debt for equity and cash payments to satisfy other obligations. Due to its expanded operations into the specialty food industry, the Company realized a significant increase in its revenues and costs versus the prior period.

In the six month period ended November 30, 2007, the Company had sales of $1,410,231 versus $0 in the corresponding six month period in 2006. Cost of goods sold in this period was $1,053,478 which was 75% of gross revenues, versus 0% for the same period in 2006. Until it sold its building material assets on August 15, 2007, the Company’s gross margin of 100% was attributable to the Company’s conversion in February 2003 of its manufacturing business into a licensing business. From February 2003 to August 15, 2007, the Company maintained an exclusive licensing agreement with CGM, Inc., whereby CGM fulfilled all orders for products sold under the trade names that the Company owned and thereafter paid the Company a cash royalty on sales. All royalty payments were based on actual sales in the previous month and were paid on a monthly basis. The increase in cost of goods sold and general operating expenses was attributable primarily to the acquisition of Artisanal Cheese, LLC and the increase in sales of its new line of specialty foods.

In this six month period, the Company recorded a net loss from operations of $378,370 versus $152,979 for the same period in 2006. The net income to common shareholders during this period 2007 was $80,676 versus a net loss of $139,160 during the same period in 2006. The difference is attributable primarily to the sale of the Company’s intangible assets relating to the building material business and the discontinuation of its royalty-generating business. The Company incurred $63,525 in interest charges. Of this amount approximately $63,000 was attributable to interest on loans that were converted into equity as part of the Artisanal transaction. The Company also incurred $20,538 of amortization charges of which $7,521 related to the building material assets which were sold on August 15, 2007.

On November 30, 2007, the Company had $2,434,810 in current assets, which consisted primarily of cash of $1,161,771, inventory of $644,148 and accounts receivable of $472,325. The Company’s leasehold and equipment was $846,619 and intangibles increased to $3,835,231 net of amortization, which represents the goodwill and other intangibles.

Three months ending November 30, 2007 vs. November 30, 2006

In the three month period ended November 30, 2007, the Company had sales of $1,243,120 versus $0 in sales in the corresponding three month period in 2006. Cost of goods sold in this period was $941,418 which was 76% of gross revenues, versus $0 and 0%, respectively, for the same period in 2006.

In this three month period, the Company recorded a net loss from operations before income taxes and interest of $262,009 versus $76,659 for the same period in 2006. The net loss to common shareholders during this period 2007 was $271,952 versus a net loss of $125,245 during the same period in 2006.

The Company incurred $9,943 for the period 2007 verses $48,586 for the period 2006 in interest charges. The Company also incurred $61,614 of amortization charges for the period 2007.

Liquidity and Financial Resources at November 30, 2007

The Company undertook a $5.2 million private placement of redeemable convertible preferred stock. By mid-August, the company had raised $3,900,000 of equity for which it issued 3,900,000 shares of preferred stock. The Company used most of these funds to acquire the membership interests of Artisanal Cheese, LLC, for a purchase price of $4,400,000. The members agreed to accept cash of $3,200,000 and sellers’ notes totaling $1,200,000. By November 30, 2007, the company had raised an additional $1,100,000 and reduced the seller’s notes by $700,000. The balance was used for additional operating capital.

As of November 30, 2007, the Company had $2,250,239 in current liabilities, which includes a $228,000 note providing for quarterly payments in kind to one of the former shareholders’ restaurants. See Note 8 – Notes Payable). Also included in current liabilities is a debenture for $125,000 which is in default, although the Company is endeavoring to reach a settlement with the debenture holder. The Company had accounts payable of $973,984, accrued taxes of $655,061 and accrued expenses and interest totaling $196,095. The Company’s current liabilities also include outstanding prepaid gift certificates and other deferred revenue totaling $72,399.

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

In the three months ended November 30, 2007, several private investors made equity investments totaling $1,100,000 for which these investors received 1,100,000 shares of the Company’s redeemable convertible preferred stock. The proceeds were used to pay off the seller’s note so as to complete the acquisition of the membership interests of Artisanal Cheese LLC.

In January 2006, the Company and a judgment creditor reached an agreement whereby the creditor agreed to refrain from enforcing its judgment in exchange for a monthly payment of interest on the creditor’s original loan to the Company and the Company’s commitment to pay the judgment upon the earlier of the recapitalization of the Company or September 30, 2006. Through subsequent amendments to the agreement, the date was extended to August 2007. In September 2007, the creditor received 40,000 shares of the Company’s common stock relating to a forbearance agreement in April 2007 but which the Company inadvertently neglected to issue at that time. The Company recorded additional paid-in capital of $13,560 for the 40,000 shares and an interest expense of $13,600 in connection with these shares.

In October 2007, the Company issued 100,000 shares of common stock to one of its employees. The company recorded deferred compensation of $39,000 in connection with these shares.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information.

Item 6.	Exhibits and Reports on Form 8-K.

On October 3, 2007, the Company filed with the Securities and Exchange Commission a Form 8-K announcing that it had entered a promotional agreement with American Express Publishing Corporation to promote the Artisanal brand of cheeses as part of a new American Express Departures Magazine Wine Reserve Club offering. On October 23, 2007, the Company filed a Form 8-K announcing that world-renowned cheese expert, Max McCalman, had joined the Company as its dean of curriculum. On December 21, 2007, the Company filed a Form 8-K/A setting forth the required historical and pro forma financial information relating to its acquisition of Artisanal Cheese LLC in August, 2007.

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

Date: January 22, 2008