Form 10QSB
period 2008-02-29
American Home Food Products, Inc.
filed 2008-04-15
CIK 945634

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

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

The Company had 7,057,649 shares of its $.001 par value common stock and 5,215,000 shares of its $.001 par value preferred stock issued and outstanding on February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q	Incorporated Document

None

AMERICAN HOME FOOD PRODUCTS, INC.

ii

PART I

iii

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
February 29, 2008
(unaudited)

ASSETS

CURRENT ASSETS:

Cash	$963,884
Accounts receivable	504,688
Inventories	394,043
Prepaid expenses - related party	98,658
Prepaid expenses and other current assets	107,270

Total Current Assets	2,068,543

FIXED ASSETS, net	824,142
OTHER ASSETS	50,959
INTANGIBLES - at cost, net	3,893,754

$6,837,398

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current portion of long term debt	$125,000
Accounts payable	476,941
Notes payable	113,000
Prepaid Gift Certificates and Other Deferred Revenue	89,776
Accrued expenses and other current liabilities	144,164
Accrued interest	92,708
Accrued payroll taxes	650,442

Total Current Liabilities	1,692,031

LONG TERM DEBT, net of current portion	448,067
Accrued Dividend Payable	293,400

741,467

COMMITMENTS AND CONTINGENCY	—

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.001 par value, 4,000,000 shares authorized, Series A Preferred Stock, 6,000,000 authorized 5,215,000 shares issued and outstanding (liquidation preference $5,215)	5,215
Common stock - $0.001 par value, 40,000,000 shares authorized 7,057,649 shares issued and outstanding	7,057
Additional paid-in capital	16,105,526
Accumulated deficit	(11,713,898)

Total shareholders’ equity	4,403,900

$6,837,398

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended February 29, 2008 Unaudited	Three Months Ended February 28, 2007 Unaudited	Nine Months Ended February 29, 2008 Unaudited	Nine Months Ended February 28, 2007 Unaudited

SALES	$2,357,225	$—	$3,767,456	$—

COST OF GOODS SOLD	1,597,267	—	2,650,745	—

GROSS PROFIT	759,958	—	1,116,711	—

SELLING, GENERAL AND ADMINISTRATIVE	668,830	125,057	1,329,550	278,036
DEPRECIATION AND AMORTIZATION	62,869	—	137,272	—

GAIN (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST	28,259	(125,057)	(350,111)	(278,036)

OTHER INCOME (EXPENSES):
Interest income (expense)	(10,267)	(52,521)	(73,792)	(141,660)

GAIN (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	17,992	(177,578)	(423,903)	(419,696)

INCOME TAXES	—	—	—	—

GAIN (LOSS) FROM CONTINUING OPERATIONS	17,992	(177,578)	(423,903)	(419,696)

DISCONTINUED OPERATIONS (Note 20)

INCOME FROM OPERATIONS, net of tax	—	30,810	43,528	133,768

GAIN ON SALE OF OPERATIONS, net of tax	—	—	479,043	—

NET GAIN ON DISCONTINUED OPERATIONS	0	30,810	522,571	133,768

NET INCOME (LOSS) -	$17,992	$(146,768)	$98,668	$(285,928)

LESS PREFERRED STOCK DIVIDEND	(156,450)	0	(293,400)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(138,458)	$(146,768)	$(194,732)	$(285,928)

INCOME (LOSS) PER COMMON SHARE - CONTINUING OPERATIONS:
Basic	$0.003	$(0.045)	$(0.083)	$(0.109)

Diluted	$0.003	$(0.045)	$(0.083)	$(0.109)

INCOME (LOSS) PER COMMON SHARE - DISCONTINUED OPERATIONS:
Basic	$—	$0.01	$0.10	$0.03

Diluted	$—	$0.01	$0.10	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: basic	6,927,649	3,903,955	5,120,504	3,842,884
diluted	6,927,649	3,903,955	5,120,504	3,842,884

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended February 29,	Nine Months Ended February 28,

	2008	2007

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss applicable to continuing operations	$(194,731)	$(285,928)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Dividends on preferred stock	68,497	—
Gain on Sale of intangible assets	(479,043)
Amortization of intangibles	64,959	37,884
Increase of other assets	30,909
Preferred and common stock issued for services	293,400	59,150
Changes in assets and liabilities, net of the effect from acquisition:
Accounts receivable	(201,837)	—
Royalty/Licensee receivable	30,845	4,561
Inventory	(190,568)	—
Prepaid expenses and other assets	(206,358)	—
Accounts payable	(396,932)	(14,081)
Accrued expenses and other current liabilities	408,337	93,222
Accrued payroll taxes	104,836	45,834
Cash flow from operations of discontinued operations	0	102,958

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(667,686)	43,600

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Artisanal, net of expenses	(3,235,913)	—
Increase in other assets	—	—
Purchase of fixed assets	(52,393)
Cash flow from investing activities of discontinued operations	863,747	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,424,559)	—

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Increase in notes payable	(163,197)	4,112
Payment of shareholder note	(277,440)	3,746
Sale of preferred stock	5,217,477	51,500
Payment of note payable	(738,869)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,037,971	59,358

NET INCREASE IN CASH	945,726	—

CASH AT BEGINNING OF YEAR	18,159	—

CASH AT END OF PERIOD	$963,885	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,000	$12,500

Income taxes	—	—

Non-cash financing activies:
Preferred and common shares issued for services	76,100	59,150

Seller financing for the purchase of Artisanal	1,200,000	—

Payables paid with issuance of equity	530,000	—

Artisanal liabilites assumed	$745,516	$—

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 29, 2008
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of American Home Food Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the nine months ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2007. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

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

The following table sets forth the determination of the consideration paid for Artisanal at the date of acquisition:

Cash	$3,395,133
Notes	1,200,000

Total purchase price	$4,595,133

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

The following table sets forth the preliminary allocation of the purchase price:

Total purchase price	$4,595,133
Less assets acquired:
Accounts receivable	(287,008)
Inventory	(203,475)
Other current assets	(35,175)
Long - term assets	(861,237)

Total tangible assets acquired	(1,386,895)

Liabilities assumed	745,516

Cost in excess of net tangible assets acquired	$3,953,754

The operating results for Artisanal are included in the accompanying Consolidated Statements of Operations from the date of the acquisition.

The Company has recorded $60,000 of amortization on its intangibles to date

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Trade Accounts Receivable and Other Receivables, Net

The Company’s accounts receivable consist primarily of amounts due from customers for the sale of its products. The Company records an allowance for doubtful accounts based on management’s estimate of collectibility of such trade and notes receivables outstanding. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any. The recorded allowance at February 29, 2008 and February 28, 2007, was $0 and $0, respectively.

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

Goodwill and Intangible Assets

Intangible assets at February 29, 2008 relates to the assets acquired in the Artisanal Acquisition (See Note 2 – Acquisition) and will be allocated to specific items upon an analysis to be performed.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales

Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses charge to operations for the nine months ended February 29, 2008 was approximately $7,735.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, and accounts payable, approximated fair value as of February 29, 2008, because of the relatively short-term maturity of these instruments and their market interest rates. Since a portion of long-term debt is in default, it is not possible to estimate its value.

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

4.	ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following at February 29, 2008:

Trade accounts receivable	$501,942
Employees	2,746

$504,688

5.	INVENTORIES

Inventories are valued on a first-in-first-out (FIFO) basis. Inventory at February 29, 2008 consisted of the following::

Cheese Inventory	$300,501

Shipping/Packing Material Inventory	51,430
Accessories & Books Inventory	39,643
Beverage	2,469

$394,043

6.	PREPAID EXPENSES and PREPAID EXPENSES – RELATED PARTY

At February 29, 2008, the Company’s had prepaid expenses of $205,928, which consisted primarily of prepaid catalog costs of $15,000, prepaid insurance of $12,100, and miscellaneous prepaid expenses of $17,000. Also included are $63,000 of advances to employees, and another $98,658 of an advance to an officer, both for compensation arrangements which have since been ratified.

7.	FIXED ASSETS

Fixed assets are valued at net book value at the date of the Artisanal Acquisition which approximates fair market value. Fixed assets are comprised of the following at February 29, 2008:

Furniture and fixtures	$177,785
Kitchen Equipment	253,392
Computer Equipment	97,096
Software & Web Design	5,279
Design Fees	51,539
Leasehold Improvement	1,106,224

1,691,315
Less: Accumulated
Depreciation & Amortization	(867,173)

$824,142

8.	NOTES PAYABLES

Notes payable consist of the following:

Note payable to a former Artisanal shareholder for $228,000 payable in one year with payments of $57,500 due quarterly without interest, payable in product to one or more of the former shareholders restaurant establishments. As of the date of this filing, two payments have been made leaving a balance of $113,000.

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

Over the last few years, the Company’s current president, Daniel W. Dowe, had loaned money to the Company to assist with its operating cash flow. Mr. Dowe had an agreement with the Company’s board of directors to have the loan repaid without interest and only when the Company has adequate cash on hand. The loan was paid in full during the second quarter.

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

Accrued expenses consists primarily of accrued accounting expenses of $30,000, prepaid cheese clubs expenses of $28,000, sale tax payable of $11,000, and about $22,000 of accrued other miscellaneous expenses. Approximately $53,000 of accrued expenses is attributable to payable reductions.

12.	ACCRUED INTEREST

Accrued interest of $92,708 represents the interest owing on the Quilcap debenture. (See Note 15 - Long Term Debt and Note 21-Subsequent Event).

13.	ACCRUED PAYROLL TAXES

The Company prior to the acquisition of Artisanal remains in arrears with paying payroll taxes of approximately $650,000. The Company is currently negotiating a payment program with the relevant tax authorities.

14.	INCOME TAXES

At February 29, 2008, the Company has available unused net operating loss carryforward (“NOL”) of approximately $8,300,000 that may be applied against future taxable income and expire at various dates through 2025. The Company has a deferred tax assets arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined. Such valuation allowance has decreased approximately $27,000 during 2007.

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

15.	LONG TERM DEBT

Long-term debt consists of the following:

Debenture payable (a)	125,000
Artisanal Sellers’ Notes (b)	448,067
Accrued Dividend on Preferred Stock (c)	293,400

866,467
Less: Current portion	(125,000)

$741,467

a.

The Company is currently in default on a $125,000 debenture due a stockholder of the company, Quilcap, Corp., in the amount of $125,000. This debenture from February 25, 1999, bears interest at 15% per annum and matured on May 31, 1999. Subsequent to the period ended February 29, 2008, the Company entered a settlement agreement regarding the repayment of this loan.

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

c.	The Company’s preferred stock carries a dividend of (a) 12% Paid-in-Kind until August 2009, and (b) 12% Paid-In-Cash after August 2009 or 15% Paid-In-Kind, at the election of the Company.

16.	SHAREHOLDERS’ EQUITY

Terms of Series A Preferred Stock (“Preferred Stock”)

The Company has sold 5,200,000 shares of redeemable convertible Preferred Stock at a price of $1.00 per share for a total gross proceeds of $5,200,000. Another 15,000 shares of Preferred Stock was issued in exchange for consulting services. The Preferred Stock is convertible at $.30 per share into $.001 par value Common Stock of Company, (equaling 60% of the issued and outstanding Common Stock of the Company on a fully diluted basis, excluding the Management Stock Option (see below)). Dividends shall be paid (a) 12% Paid-in-Kind in first two years from Closing Date, and (b) 12% Paid-In-Cash after the first two years from Closing or 15% Paid-In-Kind, at the election of the Company. These dividends shall convert into Common Stock at $.30 per share, unless the Company elects to pay dividends in cash pursuant to (b) above.

At any time prior to the third anniversary of the Closing Date and upon 30 days advance notice, the Company shall have the right to redeem one-half of the Preferred Stock that is issued and outstanding at the Closing (2,507,500 shares) by paying the Holder the full par value of the Preferred Stock ($5,015,000), plus accrued dividends in cash (the “First Redemption”). The remaining one-half of the Preferred Stock that is issued and outstanding after the First Redemption can either be: (a) redeemed by the Company in cash at par value (i.e., $2,507,500 if all shares are sold), plus accrued dividends with the Holder also receiving a 2-year option to acquire 5% of the issued and outstanding Common Stock of the Company at an exercise price of $.30 per share, or, (b) converted into 30% of the issued and outstanding Common Stock of the Company (the “Second Redemption’). The Holder shall have sole authority to elect subsection (a) or (b) above upon receiving a Redemption Notice. Any Common Stock or Common Stock Option issued pursuant to the First Redemption or the Second Redemption shall be on a fully-diluted basis, excluding the Management Stock Option below.

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

In December 2007, one private accredited investor made the last equity investment of $200,000 for which he received 200,000 shares of the Company’s redeemable convertible preferred stock. The proceeds were used for working capital.

Accrued and undeclared dividends on the Preferred Stock as of February 29, 2008, total $293,400.

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

In January 2008, the Company issued 10,000 shares of common stock in exchange for consulting services. The company recorded an expense of $4,800 in connection with these shares.

In January 2008, the Company issued 50,000 shares of common stock to one of its employees. The company recorded deferred compensation of $24,000 in connection with these shares.

Stock Option

At its meeting in January 2008, the board authorized a management stock option plan pursuant to which Daniel W. Dowe and William Feeney were granted five-year Stock Options at an exercise price of $.30 per share that is exercisable respectively into 14.4% and 1.9% shares of Common Stock of the Company on a fully-diluted basis. The Stock Options are immediately fully-vested, but not exercisable until the Company achieves: (a) $21.6 million in revenue or $2 million in EBITDA in a full calendar year by no later than Calendar Year 2009, and, (b) the First Redemption is concluded by the Company. The failure to meet either of these conditions shall cause the Dowe and Feeney Stock Options to terminate in their entirety. The options will expire on August 14, 2012. An expense will be recorded once these shares become exercisable and the contingency has been resolved.

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

18.	COMMITMENTS AND CONTINGENCIES

Term	Agreement	Monthly Expense

8/15/07 – 12/15/07	Transitional Services Agreement Comptroller services (a)	$0.00

8/15/07 – 8/14/08	Transitional Services Agreement Equipment services (a)	$18,200.00

8/15/07 – 7/31/08	Consulting Agreement (b)	$4,333.33

8/15/07 – 8/14/12	Preferred Vendor Agreement (c)	n/a

8/15/07 – 8/14/12	Product Development Agreement (d)	n/a

8/15/07 – 8/14/12	Trademark Assignment (e)	n/a

a.

The Company has entered into a Transitional Services Agreement with Artisanal Group, LLC, a company owned by the former member of Artisanal Cheese, LLC, to provide equipment services for equipment leased by Artisanal Group for varying periods of up to three years, non-equipment services for no more than one year and comptroller services for a period of four months from the date of acquisition. The equipment services include telephones, computers, photocopiers, presentation equipment and delivery trucks and the non-equipment services encompass health, liability and auto insurances. As of February 29, 2008, the monthly expense for Comptroller services (which had been $3,500) has been terminated, and the monthly expense for Equipment services has been reduced from $23,700.00 to $18,200.

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

e.

The Company has entered into a Trademark License Agreement pursuant to which the Company grants a royalty-free license to the two restaurant establishments to use the tradename “Artisanal Fromagerie & Bistro ” and the derivative logo (consisting of an oval design with four stylized sheep seated in front of a barn and the words “Artisanal Fromagerie – Bistro – Wine Bar”) in connection with the operation, distribution and sale of cheese, cheese products and other food products from the restaurant establishments or their affiliated restaurants or retail stores.

19.	RELATED PARTY TRANSACTIONS

The wife of Daniel W. Dowe, the Company’s Chief Executive Officer and Chief Financial Officer, periodically provides legal and administrative services to the Company. In the three months ended February 29, 2008 Ms. Dowe received $25,000 for legal work in connection with preparation of a registration statement. In the quarter ended February 28, 2007, Ms. Dowe received $10,500 for legal and administrative work performed for the Company.

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

The balance sheet, results of operations and cash flows for the Por Rok intangibles has been reclassified as discontinued operations.

Summarized results of the discontinued operation are as follows:

	Nine months ended February 29,

	2008	2007

Net Sales	$52,039	$179,362

Loss/(Gain) from operations	43,528	133,768
Loss/(Gain) on disposal	479,043	—

Total Loss/(Gain) on discontinued operations	$522,571	$133,768

21.	SUBSEQUENT EVENT

At its board meeting on April 9, 2008, the board authorized three-year stock options to each of the seven non-managing board members. The options have an exercise price of $.30 per share that is exercisable into 0.4% of the Company’s Common Stock. These options are immediately fully-vested and exercisable and will expire on January 31, 2011.

In April 2008, the Company entered into a settlement agreement with Quilcap Corp. pursuant to which Quilcap has agreed to terminate all efforts to collect on the $125,000 debenture and related interest in exchange for a cash payment of $85,000 and 150,000 shares of the Company’s common stock. The agreement provides that such stock will be registered by the Company within 90 days.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-QSB. The Financial Statements for the nine month period ending February 29, 2008, included in this Form 10-QSB are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Nine months ending February 29, 2008 vs. February 28, 2007

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

In the nine month period ended February 29, 2008, the Company had sales of $3,767,456 versus $0 in the corresponding nine month period in 2007. Cost of goods sold in this period was $2,650,745 which was 70% of gross revenues, versus 0% for the same period in 2007.

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

In this nine month period, the Company recorded a net loss from operations of $423,903 versus $465,290 for the same period in 2007. The net income to common shareholders during this nine month period ending February 29, 2008 was $98,668 versus a net loss of $285,928 during the same period in 2007. The difference is attributable primarily to the sale of the Company’s intangible assets relating to the building material business and the discontinuation of its royalty-generating business. The Company incurred $73,792 in interest charges. Of this amount, approximately $63,000 was attributable to interest on loans that were converted into equity as part of the Artisanal transaction. The Company also incurred $137,232 of amortization charges of which $7,521 related to the building material assets which were sold on August 15, 2007. For this nine month period, the company generated earnings before interest, taxes, depreciation and amortization of $350,111.

On February 29, 2008, the Company had $2,068,543 in current assets, which consisted primarily of cash of $963,884, inventory of $394,043 and accounts receivable of $504,688. The Company’s leasehold and equipment was $875,101 and intangibles increased to $3,893,754 net of amortization, which represents the goodwill and other intangibles.

Three months ending February 29, 2008 vs. February 28, 2007

In the three month period ended February 29, 2008, the Company had sales of $2,357,225 versus $0 in sales in the corresponding three month period in 2007. Cost of goods sold in this period was $1,597,267 which was 68% of gross revenues, versus $0 and 0%, respectively, for the same period in 2007.

In this three month period, the Company recorded a net gain from operations before income taxes and interest of $28,259 versus a net loss from operations of $125,057 for the same period in 2007. The net gain to common shareholders during this period 2008 was $17,992 versus a net loss of $177,578 during the same period in 2007.

The Company incurred interest charges $10,267 for the period 2008 verses $52,521 for the period 2007 in interest charges. The Company also incurred $62,869 of depreciation and amortization charges for the three month period 2008.

Liquidity and Financial Resources at February 29, 2008

The Company undertook a $5.2 million private placement of redeemable convertible preferred stock. By mid-August, the company had raised $3,900,000 of equity for which it issued 3,900,000 shares of preferred stock. The Company used most of these funds to acquire the membership interests of Artisanal Cheese, LLC, for a purchase price of $4,400,000. The members agreed to accept cash of $3,200,000 and sellers’ notes totaling $1,200,000. By mid-December 2007, the company had raised an additional $1,300,000 and reduced the seller’s notes by $700,000. The balance was used for additional operating capital.

As of February 29, 2008, the Company had $1,692,031 in current liabilities, which includes a balance of $113,000 on a $228,000 note providing for quarterly payments in kind to one of the former shareholders’ restaurants. See Note 8 – Notes Payable). Also included in current liabilities is a debenture for $125,000 which was in default. Subsequent to February 29, 2008, the Company has entered a settlement agreement with respect to this debenture. The Company had accounts payable of $476,941, accrued taxes of $650,442 and accrued expenses and other current liabilities totaling $144,164. The Company’s current liabilities also include outstanding prepaid gift certificates and other deferred revenue totaling $89,776.

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

Long-Lived Assets (including Tangible and Intangible Assets)

We acquired businesses in recent years, which resulted in intangible assets being recorded. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairment to the intangible and tangible assets on a quarterly basis or when evidence that events or changes in circumstances indicate that the carrying amount of an assets may not be recovered. Our judgments regarding the existence of impairment indicators, if any, and future cash flows related to these assets are based on operational performance of our business, market conditions and other factors.

Accounting for Income Taxes

As part of the process of preparing our financial statements we are required to estimate our income taxes. Management judgment is required in determining our provision of our deferred tax asset. We recorded a valuation for the full deferred tax asset from our net operating losses carried forward due to the Company not demonstrating any consistent profitable operations. In the event that the actual results may differ from these estimates or we adjust these estimates in future periods we may need to adjust such valuation recorded.

Stock-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model. SFAS 123(R) is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options. The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model and has no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period. The Company has issued options for compensation purposes in the recent quarter, although they do not get valued until an earnings provision contingency is resolved.

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

Subsequent to February 29, 2008, the Company has entered a settlement agreement with respect to litigation commenced by Quilcap Corp. to collect on a debenture of $125,000 plus accrued interest. Pursuant to the settlement agreement, Quilcap shall receive $85,000 in cash and 150,000 shares of the Company’s common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended February 29, 2008, one private investor made an equity investment totaling $200,000 for which this investor received 200,000 shares of the Company’s redeemable convertible preferred stock. The proceeds were used for working capital.

In January 2008, the Company issued 50,000 shares of common stock to one of its employees. The company recorded deferred compensation of $24,000 in connection with these shares. In January 2008, the Company issued 10,000 shares of common stock in exchange for consulting services. The company recorded an expense of $4,800 in connection with these shares.

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

Date: April 14, 2008