Form 10-K
period 2008-05-31
American Home Food Products, Inc.
filed 2008-08-29
CIK 945634

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2008.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.

AMERICAN HOME FOOD PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

New York	0-26112	41-1759882

(State of Jurisdiction)	(Commission File Number)	(IRS Employer I.D. No.)

500 West 37th Street	New York, New York	10018

(Address of Principal Executive offices)		(Zip Code)

Registrant’s telephone number, including area code 212-871-3150

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock $.001 par value	OTC Electronic Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒    No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐

Non-accelerated filer. ☐ (Do not check if smaller reporting company)	Smaller reporting company. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). . Yes ☐ No ☒

Based on the closing sale price of $.30 on May 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $600,000. The Company had 7,427,649 shares of its $.001 par value common stock and 5,664,850 shares of its $.001 par value preferred stock issued and outstanding on May 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document

None

AMERICAN HOME FOOD PRODUCTS, INC.

PART I

Item 1	DESCRIPTION OF BUSINESS

a.	Prior Business Development

          The Company is a corporation formed under the laws of New York in 1999 and, until August 2007, had its principal place of business and executive offices located at 42 Forest Lane, Bronxville, New York 10708, where it operated as a licensing company. Pursuant to a Licensing Agreement with CGM Inc., a Pennsylvania corporation, the Company collected monthly royalty payments from its Licensee that are derived from sales of building materials that bore the Company’s trade names. The royalty agreement provided for a fixed licensing fee for each account. The royalties were paid monthly by the Licensee based on sales of goods made one month from the payment date.

          At its Annual Meeting of Shareholders on January 28, 2005, the Company announced a new strategy to recapitalize the Company and advance it from a royalty collecting business into one that engages in the manufacturing and marketing of private label and specialty food products. The Company then took proactive steps to acquire a company in the large-scale diversified private label food manufacturing and marketing business. The Company had pursued several operating businesses that could serve as growth platforms in each of the selected product categories. However, for various reasons not attributable to the Company, the transactions could not be brought to a close.

          Toward the end of fiscal 2007, when the Company identified a new opportunity in the specialty cheese business, It was determined that the best course of action would be to sell the existing building material assets at a fair market price, convert a substantial portion of the Company’s debt into equity and raise capital to purchase the new business.

Acquisition of Artisanal Cheese LLC

          In December 2006, the Company filed with the Securities and Exchange Commission a Form 8-K announcing that it had entered into a non-binding Letter of Intent to acquire 100% of the ownership interests in a privately-held specialty food company. On August 14, 2007, all terms of the transaction were agreed upon and the requisite funds were raised for the Company to acquire Artisanal Cheese, LLC. The purchase price was $4.4 million in cash and notes and the assumption of approximately $700,000 in liabilities as part of the purchase consideration. The Company raised approximately $3.9 million dollars through a private placement of redeemable, convertible preferred stock. With this transaction, the Company sold its building material assets for approximately $1 million and recapitalized its existing debts primarily through a tax-free exchange of debt for equity and cash payments to satisfy other obligations (see “Sale of Building Material Business, below). The Company’s then current president, Daniel W. Dowe, agreed to serve as Chairman and Chief Executive Officer for an additional three years. As of August 2007, the Company moved its executive offices to 500 West 37th Street, New York, New York 10018, telephone number 212-871-3150.

          In connection with the acquisition of Artisanal Cheese, LLC, the Company:

•

executed two sellers’ note—one in favor of each of the former members of Artisanal Cheese, LLC. The notes are for $130,000 and $370,000, respectively. The note for $130,000 bears interest at 5% per annum and is payable in consecutive monthly payments of principal and interest in the amount of $3,896.22 commencing November 1, 2007. The note for $370,000 bears interest at 5% per annum and is payable in consecutive monthly payments of principal and interest in the amount of $11,089.23 commencing November 1, 2007. All principal and accrued interest on both notes shall be due and payable in full on October 1, 2010. Both notes are secured pursuant to a Security Agreement pursuant to which the note holders have a first priority security interest in all assets of the Company except that the note holders have agreed to subordinate their security interest on those assets so that the Company may obtain asset-based debt financing.

•

executed a third note payable to one of the former members of Artisanal Cheese for $700,000. The note was non-interest bearing and secured by a first priority security interest in all assets of the Company. The principal was paid in full on November 15, 2007.

•

entered into a Transitional Services Agreement with Artisanal Group, LLC, a company owned by the former member of Artisanal Cheese, LLC, to provide equipment services for equipment leased by Artisanal Group for varying periods of up to three years, non-equipment services for no more than one year and comptroller services through December 2007. The equipment services include telephones, computers, photocopiers, presentation equipment and delivery trucks and the non-equipment services encompass health, liability and auto insurances. As of May 31, 2008, the monthly expense for this agreement had been reduced from the initial monthly payment of $23,700 to $9,654 primarily representing the health insurance premium. As of the date of this filing, the Transitional Services Agreement has been terminated.

•

entered into a one-year Consulting Agreement with executive chef, Terrence Brennan, the founder of Artisanal Cheese LLC and owner of two Manhattan restaurants, Picholine and Artisanal Fromagerie & Bistro, to provide consulting services including advice on product mix, marketing plans in the retail sector and presentation to retail supermarket buyers. Mr. Brennan shall receive $13,000 every quarter for 24 hours worth of consulting services during each three month period. The agreement also provides for a finder’s fee of $10,000 in connection with any supply or sales agreement between the Company and any strategic partner introduced to the Company by Mr. Brennan, with an additional payment of $20,000 if sales to the strategic partner exceed $500,000 in the aggregate. The Consulting Agreement also provides for office space for a period of one year for Mr. Brennan and two of his staff members at the Company’s principal offices located at 500 West 37th Street in New York City.

•

entered into a five-year Preferred Vendor Agreement with two restaurant establishments owned by the former member of Artisanal Cheese, LLC, pursuant to which the Company will supply the restaurants or their affiliates with any and all premium cheese products at a high volume discount and at prices not to exceed prices offered to other customers. The restaurants are to purchase exclusively from the Company provided the Company can meet terms and conditions acceptable to the restaurants. The Preferred Vendor Agreement also provides for a credit to the restaurant establishments which credit shall be applied to the first $228,000 worth of product, not to exceed $57,000 in any calendar quarter. This credit is the result of the payoff in full at the closing of Artisanal by one of its former members of a certain loan to the Company. As of May 31, 2008, three payments have been made leaving a balance of $55,500. (See Notes to Financial Statements, Note 9 – Notes Payable).

•

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

•

entered into a Trademark License Agreement pursuant to which the Company grants a royalty-free license to the two restaurant establishments to use the trade name “Artisanal Fromagerie & Bistro” and the derivative logo (consisting of an oval design with four stylized sheep seated in front of a barn and the words “Artisanal Fromagerie – Bistro – Wine Bar”) in connection with the operation, distribution and sale of cheese, cheese products and other food products from the restaurant establishments or their affiliated restaurants or retail stores.

•	obtained from each of the former members of Artisanal Cheese, LLC, a five-year non-competition agreement.

Sale of Building Material Business

          Simultaneous with the acquisition of the Artisanal Cheese business in August 2007, the Company sold all of its intangible property relating to the building material business to GT Holding, LLC (“GTH”). In exchange for these assets, the Company received $850,000 in cash and GTH assumed approximately $73,000 of the Company’s liabilities. Approximately $100,000 of the proceeds was used to pay off old judgment creditors (discussed below) and the balance was used for working capital.

          As part of the company’s recapitalization in August 2007, the following creditors agreed to convert into equity the debt(s) owed to them by the Company as follows:

•

In January 2006, the Company and Messrs. Alfred Lepore and Joseph Aievoli, judgment creditors, reached an agreement whereby the creditors agreed to refrain from enforcing their judgment in exchange for a monthly payment of interest on the creditors’ original loan to the Company and the Company’s commitment to pay the judgment upon the earlier of the recapitalization of the Company or September 30, 2006. Through subsequent amendments to the agreement, the date was extended to August 2007. In August 2007, the creditors agreed to convert the outstanding judgment of $400,000 into 400,000 shares of the Company’s common stock of which 350,000 shares would be held in escrow and liquidated for purposes of repaying the $400,000 judgment.

•

Periodically, David A. Dowe who is the brother of Daniel W. Dowe, has made loans to the company and has purchased common stock under the same terms and conditions as other non-affiliated investors that either loaned money to the company or purchased securities. In August 2007, David Dowe agreed to convert his non-interest-bearing note of approximately $192,000 into 175,000 shares of the Company’s common stock.

•

From December 2000 through May 2002, the Company borrowed $1,120,958 from an outside investor, Alphonso DeMatteis, who is the father of Keith DeMatteis, a director of the Company. The notes bore interest at 10% per annum and the principal plus accrued interest was due on demand. The notes were secured by a subordinated security interest in the Company’s intellectual property relating to its building material business. In August 2007, the lender agreed to convert all principle and interest owed under the notes (approximately $1,800,000) into 1,500,000 shares of the Company’s common stock.

•	In August 2007, several of the Company’s judgment creditors agreed to accept $91,903 in cash and a total of 166,194 shares of common stock in exchange for satisfactions of their respective claims totaling approximately $411,125. As a result of these settlements, the Company reduced its accounts payable by $161,327.85, increased paid-in capital by approximately $130,000 and reduced the gain on sale by approximately $60,000.

b.	Current Business Operation

          Artisanal Cheese LLC historically sold its products into the local Manhattan restaurant trade, through its website (www.artisanalcheese.com) and its printed catalogue and through fulfillment of catalogue and website orders from other luxury goods retailers that have contracts with the company. The Company has developed an expansion plan around its Artisanal Premium Cheese brand. By adding personnel in its sales division and with limited advertisement, the Company has already expanded the Artisanal brand further into premium foodservice outlets and retail stores with additional sales growth coming from the website, the catalogue and through corporate gift programs.

The Company and Its Industry

          The specialty cheese business has been stated by industry reporting sources to be a $6 billion category measured in retail dollars in the United States.1 The Company believes the category lacks an identifiable cheese brand that stands for luxury, best-in-class status. Our mission is to become the first company to offer a select line of specialty, artisan and farmstead cheese products under one brand — Artisanal Premium Cheese – and from a single source. We intend to make the brand Artisanal Premium Cheese synonymous with outstanding, best-in-class cheese products. Artisanal Premium will be the “name” consumers remember and reference for their cheese needs. We will use our organization’s retail food marketing, cheese culinary expertise and passion to elevate consumer awareness of the superiority of specialty, artisan and farmstead cheese products.

The Market for Specialty, Artisan and Farmstead Cheese

          Americans consume close to 9 billion pounds of cheese annually with a market value of $39.9 billion. Specialty cheese accounts for 815 million pounds of this consumption generating approximately $6 billion in annual retail sales. An important factor in this growth is specialty cheese consumption, which has grown five times faster than total cheese consumption over the past decade.2 Per capita consumption of cheese products has increased from 11.3 pounds in 1970 to 31.2 pounds in 2004 with growth expectations continuing to 37.5 pounds per capital by 2009.3 This trend is the result of growing consumer interest in a more health-conscious lifestyle and diet that includes more natural and high-quality food products with an appreciation for locally-sourced products.4 Specialty and artisan cheese products are also being sought by all types of retailers that want high margin, premium products to project an upscale retail format for competitive differentiation.

          The term “Specialty Cheese” refers to cheese products produced in a specialized manner (i.e. aging or treatment). Even though they are made in larger quantities in commercial operations, like the well-known Italian Parmaggiano or Pecorino-Romano cheeses which are mass-produced, they have specialized production

1 Geisler, Malinda, “Cheese Industry Profile, ” AgMRC, Iowa State University, revised February 2008 by Diane Huntrods, AgMRC, Iowa State University, 21 Aug. 2008 http://www.agmrc/commodity/livestock/dairy/cheeseindustryprofile.htm>

2 “U. S. Cheese Consumption Up Sharply,” Business Journal, Silicon Valley/San Jose, Sept. 22, 2004, 21 Aug. 2008 <http://www.bizjournals.com/sanjose/stories/2004/09/20/daily24.html>

3 “Artisan & Farmstead Cheese,” Innovation and Opportunity Digest, Nova Scotia Agriculture, May 2006, 21 Aug. 2008 <http://www.gov.ns.ca/nsaf/bmed/digest/>

4 “The Specialty Cheese Market,” Food Processing Center, Institute of Agriculture and Natural Resources, University of Nebraska-Lincoln, Oct. 2001, 21 Aug. 2008 <http://www.fpc.unl.edu/Reports/The Specialty Cheese Market.pdf>

requirements that give the finished product a unique taste and texture. The phrase “Artisan Cheese” refers to cheeses produced in smaller quantities and generally by hand or with little reliance on mechanical equipment or other commercial processes. “Farmstead Cheeses” are those produced like Artisanal cheeses but are made only from the milk produced by animals that graze on the same property as the cheese production facility.

          The current supply chain for artisan and specialty cheese products is highly-fragmented with small producers that have excellent proprietary cheese brands (and recipes) but limited resources to expand production, finance inventory and undertake the full sales cycle while overseeing farming operations. The Company will endeavor to utilize the skills and experience of our management team’s marketing and business expertise to partner with local producers in a manner where we undertake all finance and marketing functions with our producer partners fulfilling all production capabilities.

The Artisanal Premium Cheese Brand

          Under its founding management team led by executive chef, Terrance Brennan, the Artisanal Premium Cheese brand was positioned to be distributed into three channels: (i) Print Catalogue and Internet sales from the Company’s website www.artisanalcheese.com, (ii) high-end restaurants and specialty cheese shops and (iii) fulfillment of catalogue and website orders from other luxury goods retailers that have contracts with the company.

          Our product line includes: (a) over 190 artisan cheeses sourced from all over the world, including award winning American cheese producers, (b) gifts baskets and cheese accessories like cutting boards and knives, (c) cheese courses and events conducted in our cheese center in New York City, and (d) books on artisan cheeses and other food products.

Why Our Brand Is Needed

          The Company believes the American palate has become increasingly desirable of sophisticated specialty cheese products. This groundswell of interest is continuing to grow and resulting in huge demand for more variety and availability of artisan and specialty cheeses.5

•	Consumers want more and are willing to pay a premium price[6] but the number of stores that offer such products is limited. There is much more demand than availability in the current mass market.

•

Retailers continue to expand specialty cheese offerings[7] but the supply chain of such products is complex and highly segmented by small cheese makers and distributors. Retailers need help with selection, supply chain dependability and simplification to reach the best decision about cheese choices.

•

Artisan Cheese Makers are often small private companies or dairies that do not necessarily have the ability, knowledge or capital structure to reach the mass market yet they desire to make and sell more. They often only make what they can sell due to the size of their company and capital/structure limitations. This is particularly true in the American market where there are many individual dairy farms that have exquisite cheese recipes but have no structured outlet from which to sell.

•	In many regards American cheese recipes are following the development pattern of California wines some decades ago[8] and are now reaching world-wide acclaim[9].

5 Ibid., p. 10.

6 Ibid., pp. 10, 23.

7 Ibid., p. 42.

8 Rubiner, Matthew, “The Big Cheese”, The American, November/December 2007, 21 Aug. 2008 <http://www.american.com/archive/2007/november-december-magazine-contents/the-big-cheese>

•	The development of artisan breads now available in supermarkets is another example of an emerging consumer demand for more specialty products in traditional supermarkets.

          By building the Artisanal Premium Cheese brand, the Company believes it will meet the needs of retailers by providing a one-stop supply source for a variety of sophisticated artisan handcrafted cheeses possessing “specialty cheese shop” quality. It will also meet the needs of consumers who will come to rely on Artisanal as a trusted brand for high quality and as their preferred selection for a wide range of “specialty cheese shop” quality cheeses in their local supermarket cheese section. Finally, it will provide Artisan cheese makers with a conduit to reach the mass consumer market.

New Growth Opportunities

          To expand the company’s business, the new management team will be focusing on the following growth prospects:

          1.     Increase foodservice distribution geographically through strategic alliances with major specialty food distributors that are interested in extending their product offering into specialty cheese products. We have reached agreements with distributors serving the New York/Boston corridor and the DC/Virginia/Maryland territory;

          2.     Increase foodservice distribution to new customers through direct programs with hotels and casinos. We have hired a new culinary advisor to focus on the hotel industry to help us serve more and larger properties that are interested in high-end cheese programs;

          3.     Increase retail sales through additional third party fulfillment contracts with other premium goods retailers;

          4.     Increase revenues from classroom instruction by opening new classroom venues throughout the country and conducting cheese classes and special events;

          5.     Expand online sales through new streamlined website, co-marketing agreements providing for links from other sites, and extended e-mail coverage;

          6.     Hiring of additional sales personnel to expand corporate sales and gift programs;

          7.     Hiring of additional customer service personnel to ensure high quality, reliable service to our customers and follow-up sales to existing online and catalog customer base.

Grass Roots Marketing Plans

          The Company does not envision funding a complex media campaign or other costly selling techniques. The product itself has excellent word-of-mouth cache and can be grown successfully like other new luxury brands such as Belvedere Vodka, Viking Cooking Ranges, Calloway Golf Clubs and Kendall-Jackson Wines, to name a few. Select editorial coverage and other free media placement ads will be used to expand awareness of the Artisanal Premium Cheese brand with consumers having an immediate distribution outlet and product

9 “The Cheese Stands Alone: Tastes, Tips and Trends for ‘04”, Club Management, Aug. 1, 2004, 21 Aug. 2008 <http://www.goliath.ecnext.com/coms2/gi_0199-64702/the-cheese-stands-alone-tastes.html>

access through the Company’s website. The Company also intends to make in-roads with other web-based merchandisers, such as wine retailers, to cross promote websites through exchanges of advertising allowances. To further increase sales, search engine refinements have been undertaken with respect to the existing website – www.artisanalcheese.com — and the Company has expanded its distribution of the its print catalogue. In August 2008 the Company launched a new website.

Multiple Distribution Channels

          The Artisanal Premium Cheese brand will be sold in multiple complimentary channels of distribution. To more aggressively manage these channels, the Company will divide its sales organization into niche assignments to bring greater focus to its selling efforts. The four market segments are:

          1.     Traditional Retail Outlets

          2.     Foodservice Distributors

          3.     E-Commerce (Website sales)

          4.     Print Catalogue

          Penetration of two major market segments – retail and foodservice – has begun regionally in New York City in the form of sales calls to buying personnel at various retail and foodservice accounts. Training of store and foodservice personnel on cheese sampling and presentation techniques has been undertaken as premium cheese is more easily sold through a tasting experience.

Traditional Retail Outlets

          The largest channel of distribution is the retail sector consisting of major national premium retail supermarkets and mass merchandisers that offer premium cheese products. There are over 50,000 supermarkets and mass merchandise outlets in the United States. The Company estimates that approximately 10-20% of these outlets service demographics and have the proper merchandising mix to be categorized as premium or upscale markets. Over time and pursuant to a long-term strategy, several thousand of these stores will be targeted by the Company for penetration of the Artisanal Premium Cheese brand.

Foodservice Distribution

          This channel of distribution holds considerable promise for the Company as it will provide marketing opportunities for the Artisanal Premium Cheese brand to be sold as a branded product in multiple sub-channel segments — upscale restaurants, caterers, hotels, private clubs, private and commercial aircraft, cruise ships and other venues, but it will also allow for sales of cheese products that are used by executive chefs to cook various meals. The challenge of this segment is that it involves more frequent yet smaller deliveries than the retail channel. To better service this channel, the Company has focused its initial penetration with specialty food distributors that service this customer class.

E-Commerce and Print Catalogue

          The E-Commerce sector is highly competitive as a whole and offers sufficient competition in the specialty cheese category. The Company plans to distinguish our product offerings by the sheer breadth and variety of specialty, artisan and farmstead cheese products available. Offering wide assortments of cheese can have a negative impact as it creates consumer confusion. At our website we will categorize our cheese products to give consumers a narrower range to choose from at one time, for instance, domestic versus international cheeses, or New York State cheese products versus Vermont, or by milk type (sheep, cow, and goat). We also offer brief histories on each cheese offered coupled with wine and food pairing suggestions and presentation techniques to give the website visitor a rich, personal gourmet experience with our products. We will also provide small but elegant cheese signs to properly identify each cheese product with a 4-star restaurant pedigree to enable the even the busiest host or hostess to present cheese for social gatherings in a exceptionally pleasing manner. Much like our overall marketing strategy in other channels, the outstanding selection of cheeses that we offer will be a starting point. We are offering a lifestyle experience, elegance and relaxation with the Artisanal Premium Cheese line whether the purchase is for personal consumption, a gift to a friend, relative or colleague or to celebrate a happy occasion.

          In 2007, the Company mailed over 50,000 catalogues and had 300,000+ unique visitors to its website. We will endeavor to increase sales through larger mailings, search engine marketing improvements and advertisements with other websites and catalog companies. As part of our print catalogue and E-commerce extension, we will mail higher volumes of catalogs to specific customer lists. We will also look to co-advertise our Artisanal Premium Cheese gift selection with other major web-based and print catalogue companies that are either in the premium food or select gift businesses and other high-end fruit and wine purveyors.

Cheese Center

          Located within the Company’s Manhattan property is a revenue-generating classroom facility known internally as the Cheese Center. At this new modern facility of approximately 1,000 square feet is a dedicated working kitchen, classroom and presentation area with two large flat-screen television panels and seating for up to 50 individuals. Historically, the Company has offered wine and cheese education courses to the general public for a per person price of approximately $85.00 which is paid at the time of booking. The Cheese Center is also rented by third parties for a site fee of $3,000-$5,000 per day for organizations wanting a personalized event at the Cheese Center, independent photo shoots, and classroom instruction.

          Our new marketing plan calls for an immediate expansion of the use of the Cheese Center, as each person that attends a class is added to our E-mail list and our printed catalog mailing list. The company issues frequent e-mail messages to promote new products and events and other newsworthy items. The Company employs one person who is dedicated to filling attendance at the Cheese Center. Areas that the Company will explore to generate more business for the Cheese Center are:

•	Major law firms and investment banking firms that book group events for summer associates, employees and client entertainment

•	Matinee and pre-theatre attendees as an entertainment extension

•	Singles events

•	Group and corporate holiday parties

•	NYC Tourism promoters

•	Tie-ins with group caterers

Suppliers

          The Company does not produce the cheeses we market. We work with approximately 100 producers, distributors and importers of hand-crafted cheeses to develop our product line. No single supplier provides a significant portion of our cheese inventory. There are approximately 400 artisan cheese makers in the United States alone10 and hundreds more in the world market at any give time. Therefore, we anticipate having a sufficient supply of quality, hand-crafted cheeses to fulfill our demand for the foreseeable future.

10 Rubiner.

The Location

          The Company is a New York corporation and is located at 500 West 37th Street, New York, New York 10018 (corner of West 37th Street & 10th Avenue). At this location are all executive and sales offices, the cheese-aging caves, a packaging and shipping facility, customer call center and the Cheese Center (see above).

The Company’s Competitors

          From a pure supply perspective, the Company has substantial competition in each of the four market segments inasmuch as the cheese industry is already a $6 billion category. 11 There is no shortage of cheese available worldwide. What the Company believes differentiates itself from other cheese marketers and distributors is its reputation for high quality and its wide range of extraordinary specialty, artisan and farmstead cheese products that consumers will remember and look to for repeat purchases and retailers can rely upon to better manage an otherwise unwieldy and potentially overwhelming product category. The Company also provides cheese culinary expertise to restaurants, and presentation skills to consumers with respect to entertaining with cheese. From this narrower angle, our competition is not as keen.

          The Company is not aware of any other competitor that is creating a national brand consisting of a specialized selection of artisan cheeses. Several Internet sites can be found for gourmet food products and many include cheese offerings. Other importers and cheese and specialty food distributors also compete in some of the same channels of distribution served by the Company. Other competitors include small farms or artisan cheese producers that have launched websites to sell cheese direct to consumers. No one company offers the range of best-in-class cheeses coupled with highly-trained restaurant-skilled sales personnel.

Seasonality

          By nature of it being a farm-bred product that is sold fresh (usually after proper aging) certain cheese making is done on a seasonal basis. The Company intends to use this to its advantage in its marketing plans. Rotation of cheeses, or the offering of certain cheeses seasonally will enhance consumers’ interest in our Artisanal Premium Cheese line as consumers often fatigue with the same foods being consumed and naturally gravitate toward new, interesting items. Whether it is a holiday season offering or a new cheese offering that is lighter or heavier in density that pairs better with summer or winter foods or crisper or heavier wines, the Company will make the Artisanal Premium Brand quality-consistent, but flexible to accommodate seasonal changes and to capture evolving consumer tastes.

Customer Dependence

          The Company does not have any concentration of customer dependence, although it has entered into a preferred vendor agreement with two Manhattan restaurants, Picholine and Artisanal Fromagerie & Bistro, which are owned by the founder of Artisanal Cheese, LLC. Under this agreement the restaurants are obligated to continue to buy cheeses from the Company for resale into the two restaurants up to August 15, 2012. In the fiscal year ending May 31, 2008, sales to the two restaurants accounted for approximately 10% of annual sales. Management envisions this percentage shrinking over time as it seeks to penetrate new large scale foodservice and retail accounts with the Artisanal Premium Cheese line.

11 Geisler, p.

Raw Materials

          The Company does not produce its own cheese products and, therefore, avoids any risk of critical raw material supplies.

Intellectual Property Rights

          The Company owns the following trademark and logo, and all derivations thereof, including one which specifically bears the name “Fromagerie & Bistro” where the words “Premium Cheese” appear below.

This one limited version has been licensed in perpetuity to the Company’s founder for use only in the restaurant that now bears the name “Artisanal Fromagerie & Bistro” and in any restaurant/retail establishment that he may open in the future. The Company’s founder has executed a 5-year preferred vendor agreement whereby as part of his use of this intellectual property right, his retail establishments (existing and new) will be required to buy artisanal cheeses from the Company if such cheese products are marketed in these retail outlets.

No Backlog Orders

          The Company periodically has backlog orders due to transportation delays for foreign-made cheeses. The backorders are generally fulfilled within days of the official back order date.

Government Contracts

          The Company does not have any material contracts with the Government or any government agency and, therefore, does not have any exposure to these types of agreements.

Financial Information About Foreign and Domestic Operations and Export Sales

          The Company does not believe that it is subject to any material risks attendant with foreign operations or export sales due to its immediate dependence on one U.S.A. market. As part of its inventory of foreign-produced cheeses, the Company will be subject to fluctuations in exchange rates. At present, the Company maintains an inventory of approximately $400,000 of which one half represents domestic products so its exposure at any one time to currency risks is not material to its immediate working capital requirements. The Company is evaluating a plan to develop an export program for key premium retailers in select markets, but until such time as it chooses to enter these markets, it will not be exposed any such risks.

Regulation

          We and our distributors are subject to regulation by federal, state and local authorities that affects our business. All of our cheese products and packaging materials are subject to regulations administered by the Food and Drug Administration (FDA) and the U.S. Department of Agriculture (USDA). Under the Federal Food, Drug and Cosmetic Act of 1938, as amended, the FDA prescribes the requirements and establishes the standards for quality, purity and labeling. Among other things, the FDA enforces statutory prohibitions against misbranded and adulterated foods, establishes safety standards for food processing, establishes ingredients and manufacturing procedures for certain foods, establishes standards of identity for certain foods, and establishes labeling standards and nutrition labeling requirements for food products.

          New government laws and regulations may be introduced in the future that could result in additional compliance costs, seizures, confiscations, recalls, or monetary fines, any of which could prevent or inhibit the development, distribution, and sale of our products. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls, or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, results of operations, and financial condition. We have not experienced any material regulatory problems in the past and have not been subject to any fines or penalties.

Research and Development Activities

          The Company will continue its past practices of identifying the best-tasting specialty, artisan and farmstead cheese products available worldwide and bringing them to market through its multi-channel distribution system that will soon include traditional retailers. Supplementing this practice is a plan to develop new proprietary cheese recipes internally. The Company will also work closely with leading cheese makers to develop new types of cheeses that will be proprietary to the Company, if not by ownership of the recipe, then through exclusive distribution and marketing rights for these products. The Company has no budget for research and development as all costs are nominal inasmuch as they require the intellectual work of people employed by the Company or cheese makers that offer samples of new products.

Environmental Compliance

          The Company does not manufacture products or use raw materials in its products that are deemed to be subject to rules or regulations relating to the discharge of certain materials into the environment.

Employees

          As of May 31, 2008, we had 25 employees, all of whom were full-time employees. We believe the relationship we have with our employees is good.

Item 2	DESCRIPTION OF PROPERTY

          In August 2007, the Company’s principal executive offices were moved from 42 Forest Lane, Bronxville, New York 10708 to 500 West 37th Street, 2nd Floor, New York, New York 10018, which is the location of the offices and operation of Artisanal Cheese, LLC, the specialty cheese operation that the Company acquired through its subsidiary AHF Acquisition Corp. in August 2007. Upon closing that transaction, Artisanal Cheese LLC negotiated a new five-year lease for approximately 10,000 square feet commencing September 28, 2007, subject to rent increase of approximately ten percent per annum. The current lease payment is approximately $16,000 per month.

          The leased space consists of all executive and sales offices, five cheese-aging caves, a packaging and shipping facility, a customer call center and a 1,000 square foot cheese center consisting of a fully-equipped kitchen, classroom and presentation area with two large flat-screen television panels used for conducting cheese education courses and third-party special events. From this facility the business distributes its line of Artisanal Premium Cheese products to fine food wholesalers, specialty food outlets, restaurants and to consumers through its catalogue and internet site.

          Management believes that the facilities used by it in the operation of its business are adequately covered by insurance and are suitable and adequate for its current business operations.

Item 3	LEGAL PROCEEDINGS

          None.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The last Annual Meeting of Shareholders was held on January 28, 2005 at which the Company received majority votes in favour of: changing the Company’s name to American Home Food Products, undertaking a 1-for-7 reverse stock split and ratifying the election of its independent outside auditors. Since then, the company had pursued several operating businesses that could serve as growth platforms in various product categories. However, for various reasons not attributable to the Company, the transaction could not be brought to a close until August 2007 when the Company acquired Artisanal Cheese LLC. Management anticipates scheduling the next meeting of shareholders for a date within approximately ninety days of the filing of this Form 10-K.

PART II

Item 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

          The Company’s common stock, $.001 par value, is traded on the Over-the-Counter (“OTC”) Bulletin Board operated by the National Association of Securities Dealers under the ticker symbol “AHFP”. The Company’s common stock became actively traded in July, 1995.

          The following table shows the range of high and low bid information for our common shares for each quarter (except as indicated) within the last two fiscal years:

	Closing Bid

	High	Low
Fiscal Year 2007
Quarter Ended August 31, 2006	$0.11	$0.11
Quarter Ended November 30, 2006	$0.15	$0.10
Quarter Ended February 28, 2007	$0.29	$0.10
Quarter Ended May 31, 2007	$0.51	$0.15
Fiscal Year 2008
Quarter Ended August 31, 2007	$0.40	$0.40
Quarter Ended November 30, 2007	$0.38	$0.38
Quarter Ended February 29, 2008	$0.20	$0.20
Quarter Ended May 31, 2008	$0.30	$0.30

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

          The approximate number of common stockholders of record at May 31, 2008, was 200. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, which is estimated to be 500 shareholders.

          The Company may, but has not, entered into any agreements with market makers to make a market in the Company’s common stock. In addition, any market making activity would be subject to the limits imposed by the Securities Act, and the Securities Exchange Act of 1934, as amended. For example, federal regulations under the Exchange Act regulate the trading of so-called “penny stocks” (the “Penny Stock Rules”), which are generally defined as any security not listed on a national securities exchange or NASDAQ, priced at less than $5.00 per share, and offered by an issuer with limited net tangible assets and revenues. In addition, equity securities listed on NASDAQ that are priced at less than $5.00 per share are deemed penny stocks for the limited purpose of Section 15(b)(6) of the Exchange Act. Therefore, during the time which the common stock is quoted on the NASDAQ OTC Bulletin Board at a price below $5.00 per share, trading of the common stock will be subject to the full range of the Penny Stock Rules. Under these rules, broker dealers must take certain steps before selling a “penny stock,” which steps include: (i) obtain financial and investment information from the investor; (ii) obtain a written suitability questionnaire and purchase agreement signed by the investor; and (iii) provide the investor a written identification of the shares being offered and in what quantity. If the Penny Stock Rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. Given the application of the comprehensive Penny Stock Rules it may be more difficult for broker-dealers to sell the common stock.

          Accordingly, no assurance can be given that an active market will always be available for the common stock, or as to the liquidity of the trading market for the common stock. If a trading market is not maintained, holders of the common stock may experience difficulty in reselling them or may be unable to resell them at all. In addition, there is no assurance that the price of the common stock in the market will be equal to or greater than the offering price when a particular offer of securities is made by or on behalf of a selling security holder, whether or not the Company employs market makers to make a market in the Company’s stock.

Series A Redeemable Convertible Preferred stock

          During the fiscal year ended May 31, 2008, the Company sold 5,200,000 shares of redeemable convertible preferred stock at a price of $1.00 per share for total gross proceeds of $5,200,000. Another 15,000 shares of preferred stock was issued in exchange for consulting services. The preferred stock has a face value of $1.00 per share and is convertible at $.30 per share into $.001 par value common stock of Company. The preferred stock converts into approximately 60% of the issued and outstanding common stock of the Company on a fully diluted basis.12

          Dividends shall be paid (a) at an annual rate of 12% of the face value in each of the first two years ending August 14, 2008 and 2009, and will be paid in preferred shares and (b) after the first two years, at a rate of 12% of the face value if paid in cash or at a rate of 15% of the face value if paid in preferred shares, at the

12 As of 5/31/08, this conversion is calculated as follows:

5,664,850	preferred shares converted at $.30	18,882,833	shares of common
5,100,000	management stock options	5,100,000	shares of common
770,000	stock options issued to directors	770,000	shares of common
7,427,649	shares of common outstanding	7,427,649	shares of common

		32,180,482

	18,882,833/32,180,482=.586 or 59%

election of the Company. The preferred share dividends shall convert into common stock at $.30 per share, unless the Company elects to pay dividends in cash pursuant to (b) above. The monthly accrual for preferred share dividends paid in preferred shares through August 14, 2008 and August 14, 2009 is 52,150 and 58,213 shares, respectively. Thereafter, the monthly accrual for preferred share dividends paid in cash is expected to be approximately $65,199 or 81,498 shares if paid in shares.

          At any time prior to August 14, 2012, and upon 30 days advance notice, the Company shall have the right to redeem one-half of the preferred stock that is issued and outstanding by paying the holder the full face value of the preferred stock plus accrued dividends in cash (the “First Redemption”). The remaining one-half of the preferred stock that is issued and outstanding after the First Redemption can either be: (a) redeemed by the Company in cash at full par/face value plus accrued dividends with the holder also receiving a two-year option to acquire 5% of the issued and outstanding common stock of the Company at an exercise price of $.30 per share, or, (b) converted into 30% of the issued and outstanding common stock of the Company (the “Second Redemption”). The holder shall have sole authority to elect subsection (a) or (b) above upon receiving a redemption notice. Any common stock or common stock option issued pursuant to the First Redemption or the Second Redemption shall be on a fully-diluted basis, excluding the management stock option granted to Messrs. Dowe and Feeney (see below).

          So long as over $1,500,000 of the preferred stock is issued and outstanding the Company shall require the prior written consent of holders representing two-thirds of the preferred stock issued and outstanding to (a) sell, merge with, acquire or consolidate with another business entity, (b) incur additional leverage beyond the leverage contemplated by the Company and holders as part of the Company’s acquisition of Artisanal Cheese, LLC, or (c) issue any new shares of common stock or securities convertible or exercisable into common stock in excess of 2% of the shares of common stock issued and outstanding on a fully diluted basis as of August 14, 2007, excluding the management stock option granted to Messrs. Dowe and Feeney (see below.) At no time shall any securities be sold or granted at a price less than the thirty cents ($.30) per share conversion price.

          In the event of a liquidation, the preferred stockholders shall receive a cash payment of par value plus accrued dividends in calendar year 2007; $1.10 per preferred share plus accrued dividends in calendar year 2008; and $1.20 per preferred share plus accrued dividends in calendar 2009 and thereafter.

Pursuant to a Registration Rights Agreement with each preferred shareholder, the Company agreed to file a registration statement with respect to the preferred shares issued and the number of common shares necessary to enable all holders to have resale rights in the common stock underlying their preferred stock if and when converted, or upon a redemption payable in common stock. As an inducement for the Company to undertake the registration process in a timely manner, the Registration Rights Agreement included a liquidated damage penalty if the Company failed to meet certain target dates or failed to register the shares altogether. The Company filed a registration statement in May 2008.

In the meantime, recent amendments to Rule 144 have effectively shortened the holding periods for both non-affiliates and affiliates. Consequently, substantially all of the shares included in the Company’s registration statement have become unrestricted and freely-tradeable, thereby obviating the need to pursue the Registration Statement any further. The registration statement was subsequently withdrawn. The Company is requesting from each of the preferred shareholders written waivers of his or her rights to registration as contemplated by the Registration Rights Agreement. All costs relating to the registration statement have been borne by the Company.

Management Stock Options

          At the time the Company acquired Artisanal Cheese LLC, the Company offered Mr. Daniel W. Dowe and Mr. William Feeney five-year management stock options so as to encourage them to serve as Chairman/Chief Executive Officer and Chief Operating Officer of the Company, respectively. Specifically, the Company offered them management stock options having an exercise price of $.30 per share that are exercisable into approximately 12% and 8%, respectively, of the Company’s common stock on a fully-diluted basis. The options will not be exercisable unless the Company (a) achieves $21.6 million in revenue or $2 million EBITDA in a full calendar year by no later than 2009 and (b) redeems 2,607,500 shares of the preferred stock. The failure of either of these conditions will cause the management stock option to terminate in its entirety. When Mr. Feeney resigned as Chief Operating Officer in January 2008, and Mr. Dowe assumed Mr. Feeney’s duties, the Company adjusted the aforementioned percentages to 14.4% and 1.9%, respectively, recognizing Mr. Feeney’s contribution toward the acquisition of Artisanal Cheese LLC and his continued contribution as a consultant to the Company. The board adopted a confirming resolution of these stock options, as adjusted, at its meeting on January 31, 2008.

          At its board meeting on April 9, 2008, the board authorized three-year stock options to each of the seven non-managing board members. The options have an exercise price of $.30 per share that is exercisable into 0.4% of the Company’s Common Stock on a fully-diluted basis (including the Dowe and Feeney options). These options are immediately fully-vested and exercisable and will expire on January 31, 2011.

Dilution

          The conversion price of the Series A shares and exercise price of the management stock options and the number of shares issuable upon conversion/exercise of the respective shares and options are subject to adjustments for common stock dividends, stock splits, combinations, reclassification or similar event. Therefore, any Series A preferred shares converted or stock options exercised after such event shall be entitled to receive the aggregate number and kind of common stock and/or capital stock which, if such Series A shares had been converted or stock options exercised immediately prior to such event, Series A or stock options would have owned upon such conversion/exercise (and, in the case of a reclassification, would have retained after giving effect to such reclassification) and been entitled to receive by virtue of such dividend, subdivision, combination or reclassification.

          If all of the preferred shares outstanding as of May 31, 2008 were converted (including preferred stock dividends through that date), i.e. 5,664,850, the number of common shares would increase by 18,882,833 shares, to a total of 26,310,482 shares representing a 72% dilution to existing 7,427,649 common shares. If all of the stock options issued to non-management directors outstanding as of May 31, 2008 were exercised, i.e. 770,000, the number of common shares would increase by 770,000 shares to a total of 8,197,649 shares representing a 9% dilution to the existing 7,427,649 common shares. If the company undertakes the First Redemption and, upon notice of the Second Redemption, the preferred shareholders were to convert the remaining one-half of the preferred stock into common shares (See “Series A Redeemable Convertible Preferred Stock, Subsection (b) of Second Redemption, described above), the number of common shares would increase by 3,513,278 shares to a total of 11,710,927 shares representing a 30% dilution to the existing 7,427,649 common shares and 770,000 stock option holders on a fully-diluted basis.

Item 6	SELECTED FINANCIAL DATA

          As a smaller reporting company, this Item has been omitted pursuant to 17 CFR 229.301(c).

Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

Year ended May 31, 2008 (Fiscal 2008) as compared to May 31, 2007 (Fiscal 2007)

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

          In the year ending May 31, 2008 (Fiscal 2008), the Company had net sales of $4,993,813 that were generated in only a nine and one-half month period from August 15, 2007 to May 31, 2008, as the Company had not owned the business for the full fiscal year period.

                    Until it sold its building material assets on August 15, 2007, the Company’s gross margin of 100% was attributable to the Company’s conversion in February 2003 of its manufacturing business into a licensing business. From February 2003 to August 15, 2007, the Company maintained an exclusive licensing agreement with CGM, Inc., whereby CGM fulfilled all orders for products sold under the trade names that the Company owned and thereafter paid the Company a cash royalty on sales. All royalty payments were based on actual sales in the previous month and were paid on a monthly basis. For instance, the royalty for sales of goods in August was paid on October 1st. The increase in cost of goods sold and general operating expenses was attributable primarily to the acquisition of Artisanal Cheese, LLC and the increase in sales of its new line of specialty foods.

          For the year ending May 31, 2008, the Company recorded a net loss from operations of $600,474 versus $364,433 for the same period in 2007. The net loss to common shareholders during the year ending May 31, 2008 was $1,050,324 versus a net loss of $364,433. Of the net loss $449,850 was attributable to non-cash dividends paid to preferred shareholders during Fiscal 2008 in the form of new shares of preferred stock and $113,000 was attributable to an increase in accrued liabilities relating to a registration rights penalty for which the Company expects to obtain waivers in the next quarter (See Item 5, Redeemable Convertible Preferred Stock). The Company also generated a gain of $522,571 on the sale of its former intangible assets relating to the building material business and the discontinuation of its royalty-generating business. The Company incurred $79,387 in interest charges. Of this amount, approximately $63,000 was attributable to interest on loans that were converted into equity as part of the Artisanal transaction. The Company also incurred $71,459 of amortization charges of which $4,959 related to the building material assets which were sold on August 15, 2007 and depreciation of $100,110.

          On May 31, 2008, the Company had $1,593,334 in current assets, which consisted primarily of cash of $750,133, inventory of $411,771 and accounts receivable of $378,711. The Company’s leasehold and equipment was $847,070 and intangibles increased to $3,830,461 net of amortization, which represents the goodwill and other intangibles. Each of the Company’s asset categories increased substantially when compared to its year ending balance sheet dated May 31, 2007 due to the acquisition of the Artisanal assets in August 2007.

Liquidity and Financial Resources at May 31, 2008

          As of May 31, 2008, the Company had $1,723,538 in current liabilities, which includes a balance of $55,500 on a $228,000 note providing for quarterly payments in kind to one of the former shareholders’ restaurants. The Company had accounts payable of $654,242, accrued taxes of $650,377 and accrued expenses and other current liabilities totaling $295,510. The Company’s current liabilities also include outstanding prepaid gift certificates and other deferred revenue totaling $67,909.

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

          For so long as more than $1,500,000 of the Preferred stock is issued and outstanding, the Company shall require the prior written consent of holders representing two-thirds of the Preferred stock issued and outstanding to (a) sell, merge with, acquire or consolidate with another business entity, (b) incur additional leverage beyond the leverage contemplated by the Company and Holders as part of the Company’s acquisition of Artisanal Cheese, LLC, or (c) issue any new shares of common stock or securities convertible or exercisable into Common Stock in excess of 2% of the shares of Common Stock issued and outstanding on a fully diluted basis as of August 14, 2007, excluding the Management Stock Option granted to Messrs. Dowe and Feeney (see below.) At no time shall such securities be sold or granted at a price less than the thirty cents ($.30) per share Conversion Price. If the Company cannot obtain the requisite two-thirds approval, these restrictions may affect our liquidity and our ability to execute our business plan.

          With the acquisition of the specialty food business, the Company believes its cash flow will be sufficient to meet its fixed monthly expenses. The Company generates cash from the sales of its product. Wholesale customers purchasing on an open account basis have 30-day payment terms. All others sales pertaining to cheese and related items from our print catalog or website or sales relating to classes at the cheese center are paid through credit card which generally settle within three days of purchase.

          Fluctuations in the Company’s working capital accounts are generally attributable to seasonal flows in the company’s ordinary business. For instance, during the holiday seasons of November-through-January, there is a substantial increase in inventory and accounts receivable with a corresponding decrease in cash. As the season progresses, inventory is generally reduced as the company begins to sell its products to its customers. Fluctuations from February to May are somewhat diminished although the Company does experience an increase in inventory and accounts receivable and decrease in cash as the Easter/Passover holidays approach. Thereafter, as orders are fulfilled in and around the holiday season, inventory decreases and cash increases. From May through August, inventory, accounts receivable and cash remains relatively stable except for short-term swings attributable to weekend holidays like Mother’s Day, Memorial Day, Father’s Day, July 4 and Labor Day when the Company experiences a higher than average rate of sales on those holiday weekends.

          In the past fiscal year, the Company’s capital expenditures were nominal. The company incurred approximately $30,000 of expenses relating to office renovations performed shortly after acquiring the cheese company, including the purchase of some production equipment (knives). About $10,000 went toward the purchase of a new computer server and related training of personnel. The Company believes that its forecasted growth in the next year will be readily serviced from its existing facilities without any additional capital expenditures except that the Company may increase its freezer capacity. The Company has received quotes for this work in the range of $15,000. Any capital that might be required for professional services or new product offerings is expected to be immaterial.

          All long-term liabilities are payable to the previous owners of Artisanal Cheese LLC and are being repaid in accordance with the terms of the two governing instruments. The short-term debt of $228,000 payable to the restaurants owned by former owners of Artisanal Cheese LLC was paid quarterly and retired in full in July 2008.

          The cost to carry the preferred stock is a dividend of 12% payable in stock for the first two years. Thereafter the dividend is 12% if payable in cash or 15% if payable in stock, at the Company’s election. Where the Company elects to pay the dividend in shares, this will not present a drain on the company’s capital resources.

          Upon the completion of this Form 10-K and the related audited financial statements, the Company intends to complete its plan to close on a two-part senior debt facility consisting of an asset-based revolving line of credit secured by the accounts receivable of the company and then a term loan in the range of $1 million secured by all of the other assets of the Company. This senior financing was contemplated as part of the acquisition of Artisanal Cheese LLC in August 2007. Prospective lenders have required as a condition to this financing that Company provide audited financial statements for the year ended May 31, 2008. The cost of this facility is expected to be at current prime rates.

Inflation and Changing Prices

          The Company does not foresee any risks associated with inflation or substantial price increases in the near future. In addition, the cheeses that are selected by the Company in its affinage process are often available from various sources. As such, while the Company has exposure to inflation, it does not believe that inflation will have any materially significant impact on its operations in the near future.

          The Company does not foresee any increase in costs that cannot be passed on to its customer in the ordinary course of business. The company adjusts its wholesale and online prices throughout the year to reflect increase costs attributable to increases in energy prices. Under very limited circumstances, the Company has entered into agreements with certain customers for which the Company provides third-party drop-ship fulfillment with contracted pricing for various cheese collections. The Company, in turn, usually has a corresponding agreement with the cheese suppliers whose products are incorporated into these collections for fixed prices to ensure that the company achieves its anticipated gross margin.

Year ended May 31, 2007 (Fiscal 2007) as compared to May 31, 2006 (Fiscal 2006)

          The royalties for the year ending May 31, 2007 were $245,660, while the royalties for the same period ended May 31, 2006, were $223,522. In both years the Company generated a gross margin of 100% which is attributable to the Company’s conversion of its business from a manufacturing company into a licensing company. Since February 2003, the Company has maintained an exclusive licensing agreement with CGM, Inc., whereby CGM fulfills all orders for products sold under the trade names that the Company continues to own and thereafter pays the Company a cash royalty on sales (“Licensing Agreement”). All royalty payments were based on actual sales in the previous month and are paid on a monthly basis.

          For the year ending May 31, 2007, the Company recorded a loss from operations of $178,669 and a net loss of $364,433, which included $185,764 of accrued interest and expenses for depreciation and amortization of $50,512 and stock issued for services of $45,750. On a monthly basis, the Company incurred approximately $30,000 in selling, general and administrative expenses expense. The monthly selling, general and administrative expenses were predominantly comprised of $20,000 in payroll expenses, $3,000 in amortization expense of the intangibles and $4,000 for professional fees.

          As of May 31, 2007, the Company had $49,004 in current assets. The Company had intangibles of $389,647, which represented the book value of its trademarks, trade names and customer list, which collectively are the assets that generated the royalty income that the Company earned.

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

          Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see Note 2 to our financial statements.

Long-Lived Assets (including Tangible and Intangible Assets)

          We acquired businesses in recent years, which resulted in intangible assets being recorded. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairment to the intangible and tangible assets on a quarterly basis or when evidence of events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators, if any, and future cash flows related to these assets are based on operational performance of our business, market conditions and other factors.

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

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN HOME FOOD PRODUCTS, INC.
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors
American Home Food Products, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of American Home Food Products, Inc. as of May 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity (deficiency), cash flows for each of the years then ended May 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Home Food Products, Inc. as of May 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended May 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
August 29, 2008

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

	May 31,

	2008	2007

ASSETS

CURRENT ASSETS:

Cash	$750,133	$18,159
Royalty/Licensee receivable	—	30,845
Accounts receivable	378,711	—
Inventories	411,771	—
Prepaid expenses and other current assets	52,719	—

Total Current Assets	1,593,334	49,004

FIXED ASSETS, net	796,430	—
OTHER ASSETS	50,640	—
INTANGIBLES - at cost, net	3,830,461	389,647

	$6,270,865	$438,651

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

Current portion of long term debt	$—	$1,645,958
Accounts payable	654,242	483,280
Note payable	55,500	5,000
Loans payable - shareholder	—	214,940
Prepaid gift certificates and other deferred revenue	67,909	—
Accrued expenses and other current liabilities	295,510	109,063
Accrued interest	—	734,527
Accrued payroll taxes	650,377	545,607

Total Current Liabilities	1,723,538	3,738,375

LONG TERM DEBT, net of current portion	408,547	—

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock - $0.001 par value, 10,000,000 shares authorized, 0 and 5,664,850 shares issued and outstanding, respectively	5,665	—
Common stock - $0.001 par value, 40,000,000 shares authorized 7,427,649 and 4,541,455 shares issued and outstanding, respectively	7,428	4,541
Additional paid-in capital	16,285,242	8,254,816
Accumulated deficit	(12,159,555)	(11,559,083)

Total shareholders’ equity (deficiency)	4,138,780	(3,299,724)

	$6,270,865	$438,651

See notes to the consolidated financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31,

	2008	2007

SALES	$4,993,813	$—

COST OF GOODS SOLD	3,636,877	—

GROSS PROFIT	1,356,936	—

SELLING, GENERAL AND ADMINISTRATIVE	2,116,025	424,329
DEPRECIATION AND AMORTIZATION	171,569	—

GAIN (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST	(930,658)	(424,329)

OTHER INCOME (EXPENSES):
Interest income (expense)	(79,387)	(185,764)
Liquidating damages on preferred share issuance	(113,000)	—

GAIN (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,123,045)	(610,093)

INCOME TAXES	—	—

GAIN (LOSS) FROM CONTINUING OPERATIONS	(1,123,045)	(610,093)

DISCONTINUED OPERATIONS

INCOME FROM OPERATIONS, net of tax	43,528	245,660

GAIN ON SALE OF OPERATIONS, net of tax	479,043	—

NET GAIN ON DISCONTINUED OPERATIONS	522,571	245,660

NET LOSS	$(600,474)	$(364,433)

LESS PREFERRED STOCK DIVIDEND	(449,850)	—

NET LOSS APPLICABLE TO COMMON SHARES	$(1,050,324)	$(364,433)

INCOME LOSS PER COMMON SHARE - CONTINUING OPERATIONS:
Basic	$(0.18)	$(0.15)

Diluted	$(0.18)	$(0.15)

INCOME (LOSS) PER COMMON SHARE - DISCONTINUED OPERATIONS:
Basic	$0.08	$0.06

Diluted	$0.08	$0.06

INCOME (LOSS) APPICABLE PER COMMON SHARE
Basic	$(0.17)	$(0.09)

Diluted	$(0.17)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
basic	6,178,251	4,082,224
diluted	6,178,251	4,082,224

See notes to the consolidated financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)
YEARS ENDED MAY 31, 2007 and 2008

					Additional Paid-in Capital
	Preferred Stock		Common Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount			Total

BALANCE, May 31, 2006	—	$—	3,761,455	$3,762	$8,107,484	$(11,194,648)	$(3,083,402)

Issuance of common stock with revised settlement agreement			100,000	100	13,300		13,400
Issuance of common stock - cash			350,000	350	51,150		51,500
Issuance of common stock services rendered			255,000	255	45,495		45,750
Issuance of common stock for acquisition			75,000	75	37,387		37,462
Net loss	—	—	—	—	—	(364,433)	(364,433)

BALANCE, May 31, 2007	—	—	4,541,455	4,542	8,254,816	(11,559,081)	(3,299,723)

Issuance of preferred stock to investors	5,200,000	5,200			5,194,800		5,200,000
Issuance of preferred stock for services rendered	15,000	15			14,985		15,000
Issuance of common stock for conversion of debt to equity			1,991,194	1,991	2,270,950		2,272,941
Issuance of common stock with debt settlement agreements			440,000	440	428,510		428,950
Issuance of common stock and options for services rendered			455,000	455	121,631		122,086
Issuance of preferred stock dividend	449,850	450			(450)		(0)
Net loss	—	—	—	—	—	(600,474)	(600,474)

BALANCE, May 31, 2008	5,664,850	$5,665	7,427,649	$7,428	$16,285,242	$(12,159,555)	$4,138,780

See notes to the consolidated financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended May 31,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(600,474)	$(364,433)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	100,110	—
Debt extension	—	13,400
Gain on Sale of intangible assets - discontinued operations	(479,043)	—
Amortization of intangibles	71,459	50,512
Equity issued for services	137,086	45,750
Changes in assets and liabilities, net of the effect from acquisition:
Accounts receivable	(81,861)	—
Royalty/Licensee receivable	30,845	(13,393)
Inventory	(208,296)	—
Prepaid expenses and other assets	(18,689)	—
Accounts payable	(219,631)	17,901
Accrued expenses and other current liabilities	394,580	128,218
Accrued payroll taxes	104,771	61,041

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(769,143)	(61,004)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Artisanal, net of expenses	(3,259,913)	—
Increase in other assets	30,102	—
Purchase of fixed assets	(56,293)	—
Cash flow from investing activities of discontinued operations	863,747	—

	(2,422,357)	—

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Increase in notes payable	(163,197)	5,000
Increase in shareholder note	(334,940)	4,504
Sale of preferred stock	5,200,000	—
Sale of common stock	—	88,962
Payment of long-term debt	—	(19,303)
Payment of note payable	(778,389)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,923,474	79,163

NET INCREASE IN CASH	731,974	18,159

CASH AT BEGINNING OF YEAR	18,159	—

CASH AT END OF PERIOD	$750,133	$18,159

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$46,500

Income taxes	—	—

Non-cash financing activies:
Preferred and common shares issued for services	$137,036	45,495

Preferred shares issued for dividend	449,850	—

Seller financing for the purchase of Artisanal	1,200,000	37,387

Payables paid with issuance of equity	530,000	—

Artisanal liabilities assumed	$688,723	$—

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2008 AND 2007

1.	DESCRIPTION OF BUSINESS

As of August 2007, American Home Food Products, Inc. (the “Company”) began to market and distribute a wide line of specialty, artisanal and farmstead cheese products and other related specialty food products under its own brand “Artisanal Premium Cheese” to food wholesalers and retailers and directly to consumers through its catalog and website www.artisanalcheese. com. Prior to August 2007, the Company was a licensing company that received a monthly royalty from the business of manufacturing and marketing a diversified line of construction products including pre-packaged concrete repair, grouting and patching products and masonry waterproofing products. The principal markets for these products were retailers, construction professionals and distributors located through the United States and in certain areas of Canada.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

a.          Basis of Presentation - The accompanying audited consolidated financial statements of American Home Food Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-K and Regulation SX. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.

b.          Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated on consolidation.

c.          Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value. Cash at times may exceed FDIC insurable limits.

d.          Trade Accounts Receivable and Other Receivables, Net - The Company’s accounts receivable consist primarily of amounts due from customers for the sale of its products. The Company records an allowance for doubtful accounts based on management’s estimate of collectibility of such trade and notes receivables outstanding. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any. The recorded allowance at May 31, 2008 and 2007, was $1,800 and $0, respectively.

e. Property and Equipment - Property and equipment acquired in the Artisanal Acquisition is carried at net book value which approximates fair market value at the date of the acquisition.

Amounts incurred for repairs and maintenance are charged to operations in the period incurred. Depreciation is calculated on a straight-line basis over the following useful lives:

Equipment	3-5 years

Furniture and fixtures	5-7 years

Leasehold improvements	5-10 years

Software	2-5 years

f. Goodwill and Intangible Assets - Intangible assets at May 31, 2008 relates to the assets acquired in the Artisanal Acquisition (See Note 3 – Acquisition).

The Company reviews long-lived assets, certain identifiable assets and any impairment related to those assets at least annually or whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.

g.          Fair Value of Financial Instruments – The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, and accounts payable, approximated fair value as of May 31, 2008 and 2007, because of the relatively short-term maturity of these instruments and their market interest rates. The carrying amounts of long-term debt were also estimated to approximate fair value.

h. Revenue Recognition – The Company recognizes revenues associated with the sale of its products at the time of delivery to customers.

i. Shipping and Handling Costs – Shipping and handling costs are included in cost of sales.

j.          Advertising Costs – All advertising costs are expensed as incurred. Advertising expenses charged to operations for the years ended May 31, 2008 and 2007 amounted to approximately $6,246 and $0, respectively.

k. Interest Income/(Expense) - Interest expense relates to interest owed on the Company’s debt. Interest expense is recognized over the period the debt is outstanding at the stated interest rates.

l.          Income Taxes - Income taxes have been provided using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying estimated tax rates and laws to taxable years in which such differences are expected to reverse. The deferred tax asset attributed to the net operating losses has been fully reserved, since the Company has yet to achieve recurring income from operations.

m. Use of Estimates – The preparation of financials statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

n.       Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with SFAS No. 123-R Share-Based Payment (“SFAS No. 123-R”). The Company records compensation expense using a fair-value-based measurement method for all awards granted. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

o.       Net Income/(Loss) Per Share – In accordance with SFAS No. 128, “Earnings Per Share”, basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. For the years ended May 31, 2008 and 2007, diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive.

p.	Segment Disclosure – Management believes the Company operates as one segment.

q.	Recent Accounting Pronouncements -

FASB 157 - Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157. SFAS No.157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Early adoption is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management does not expect the adoption of this statement will have a material impact on the Company’s financial statements, once adopted.

FASB 159 - Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). Management does not expect the adoption of this statement will have a material impact on the Company’s financial statements, once adopted.

FASB 141 – Business Combinations

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

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

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

Any other new accounting pronouncements issued but not yet effective have been deemed not to be relevant to the operations of the Company, hence the effects of such undisclosed new accounting pronouncements will have no effect on the Company.

3.	ACQUISITION

On August 15, 2007, the Company acquired all right, title and interest to 100% of the issued and outstanding membership interests of Artisanal Cheese, LLC (“Artisanal”). The purchase price for this acquisition was approximately $4.4 million plus legal and other professional costs (the “Artisanal Acquisition”). Pursuant to the membership interest purchase agreement, the Company (i) paid $3,200,000 to the members of Artisanal Cheese, LLC, (ii) issued a note payable for $700,000 which bears no interest and was payable on or before November 14, 2007 (See Note 9 - Notes Payable); (iii) issued a note payable for $130,000 which bears interest at 5% per annum and is payable over a three year period (See Note 17 – Long Term Debt); (iv) issued a note payable for $370,000 which bears interest at 5% per annum and is payable over a three year period (See Note 17 – Long Term Debt); and (v) issued a note payable to a former Artisanal shareholder for $228,000 payable in one year with payments due quarterly of $57,000 per quarter without interest, payable either in cash or product to one or more of the former shareholders restaurant establishments (See Note 10 - Notes Payable). As part of this transaction, the Company also entered into (vi) a five-year preferred vendor agreement with two restaurants which are affiliated with the seller; (vii) a five-year product development agreement with the same two restaurants; (viii) a trademark license agreement granting a royalty-free license to a former member of Artisanal Cheese, LLC, to utilize certain trademarks and names in connection with his restaurant establishments; (ix) a one-year consulting agreement with a former member of Artisanal Cheese, LLC; and (x) a transitional services agreement pursuant to which the company shall receive equipment and non-equipment services for one year and comptroller services for four months (See Note 21 - Commitments and Contingencies).

As part of this transaction, the Company also obtained from each of the former members of Artisanal Cheese, LLC, a five-year non-competition agreement.

The following table sets forth the determination of the consideration paid for Artisanal at the date of acquisition:

Cash	$3,395,133
Notes	1,200,000

Total purchase price	$4,595,133

The transaction was accounted for as a purchase. The Company has conducted a detailed valuation using the guidance as set forth in Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” to determine the fair value of the intangible assets and goodwill acquired in the acquisition. Based on this determination, the following table sets forth the allocation of the purchase price:

Total purchase price	$4,595,133
Less assets acquired:
Accounts receivable	(287,008)
Inventory	(203,475)
Other current assets	(35,175)
Long - term assets	(861,237)

Total tangible assets acquired	(1,386,895)

Liabilities assumed	688,723

Cost in excess of net tangible assets acquired	$3,896,961

Allocation of the Cost in excess of net tangible assets acquired are as follows:

Trade name	$1,720,000
Non-competition agreement	110,000
Non-contractual customer relationships	620,000
Goodwill	1,446,961

Total intangible assets	$3,896,961

The operating results for Artisanal are included in the accompanying Consolidated Statements of Operations from the date of the acquisition.

The Company has recorded $66,500 of amortization on its intangibles to date.

Pro-forma operations as if the Artisanal Cheese LLC acquisition had been acquired for the recent fiscal year and the comparable prior year are as follows:

	Pro-forma Year ended May 31,

	2008	2007

Sales	$5,904,313	$6,324,911
Loss from continuing operations	(1,078,457)	(374,049)
Loss to common shareholders	$(1,528,307)	$(842,049)

4.	ROYALTY/LICENSEE RECEIVABLE

On January 31, 2003, the Company entered into a licensing agreement, until December 2005, with C.G.M., Inc. of Bensalem, Pennsylvania (“Licensee”), to manufacture, market and distribute the Company’s Por-Rok, Dash Patch and Sta-Dri products in exchange for monthly royalty payments ranging from 15% to 25% of the net invoice value to the customer. As of May 31, 2007, the royalty receivable was $30,845. The royalty agreement was terminated with the sale of the intangible property relating to the building material business in August 2007 (See Note 20 – Disposition of Assets Intangibles).

5.	ACCOUNTS RECEIVABLE

As of May 31, accounts receivable consist of the following:

	2008	2007

Trade accounts receivable	$378,639	$—

Employees	1,935	—

	380,574	—

Less allowance for doubtful accounts	(1,863)	—

	$378,711	$—

6.	INVENTORIES

Inventories are valued on a first-in-first-out (FIFO) basis. Inventory at May 31, consisted of the following:

	2008	2007

Cheese Inventory	$327,067	$—

Shipping/Packing Material Inventory	38,592	—
Accessories & Books Inventory	41,352	—
Beverage	4,760	—

	$411,771	$—

7.	PREPAID EXPENSES

At May 31, 2008, the Company’s had prepaid expenses of $52,719, which consisted primarily of prepaid catalog costs of $6,647, prepaid insurance of $25,647. At May 31, 2007, the Company did not have any prepaid expenses.

8.	FIXED ASSETS

Fixed assets are valued at net book value at the date of the Artisanal Acquisition which approximates fair market value. Fixed assets are comprised of the following at May 31, 2008:

Furniture and fixtures	$177,785

Kitchen Equipment	253,392

Computer Equipment	100,995

Software & Web Design	5,279

Design Fees	51,538

Leasehold Improvement	333,892

922,881
Less: Accumulated
Depreciation & Amortization	(126,453)

$796,428

On May 31, 2007, the Company did not have any fixed assets. Depreciation expense recorded for the year ended May 31, 2008 was $100,110.

9.	INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	Amortizable life

Trade name	Indefinite	$1,720,000
Non-competition agreement	5 years	110,000
Non-contractual customer relationships	10 years	620,000
Goodwill	Indefinite	1,446,961

Total intangible assets		3,896,961
Accumulated amortization		(66,500)

		$3,830,461

The Company has recorded $66,500 of amortization on its intangibles to date. Annual amortization for the next four years will be $84,000 and $67,500 in the fifth year on the above amortizable intangibles.

10.	NOTES PAYABLE

On May 31, 2008, notes payable consist of the following:

•

Note payable to a former Artisanal shareholder for $228,000 payable in one year with payments of $57,500 due quarterly without interest, payable in product to one or more of the former shareholders restaurant establishments. As of the date of this filing, three payments have been made leaving a balance of $55,500.

•

Upon closing the Artisanal acquisition, the Company executed a note payable to a former Artisanal shareholder for $700,000. The note was non-interest bearing and secured by a first priority security interest in all assets of the Company. The principal was paid in full on November 15, 2007.

•	A $5,000 note to a shareholder was also repaid during the year together with interest of $215 in interest.

On May 31, 2007, notes payable consisted of a $5,000 note to shareholder.

11.	LOANS PAYABLE SHAREHOLDER

Over the last few years, the Company’s current president, Daniel W. Dowe, had loaned money to the Company to assist with its operating cash flow. Mr. Dowe had an agreement with the Company’s board of directors to have the loan repaid without interest and only when the Company has adequate cash on hand. As of May 31, 2008 and 2007, the loan balance was $0 and $214,940, respectively.

12.	PREPAID GIFT CERTIFICATES AND OTHER DEFERRED REVENUE

The Company records cash received in advance of the delivery of products or services as deferred revenue until the products are delivered to customers or the services are provided. Gift certificates are issued for a one-year period at which time the certificate expires.

13.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of May 31, 2008, the Company had accrued expenses and other liabilities of $295,510 which consisted primarily of $113,000 in accrued liquidating damages, $33,760 for professional fees, $34,792 for accounting fees, $18,008 for commissions, $11,552 for prepaid cheese clubs and another $84,398 for other various items. As of May 31, 2007, the Company had accrued expenses of $109,063, consisting largely of accrued payroll taxes.

14.	ACCRUED INTEREST

As of May 31, 2008 and 2007, accrued interest was $0 and $734,527, respectively. The latter consisted of $651,194 of interest on the secured note payable and $83,333 of interest on the debenture (See Note 17(a) and (b) - Long Term Debt.)

15.	ACCRUED PAYROLL TAXES

The Company prior to the acquisition of Artisanal remains in arrears with paying payroll taxes of approximately $650,000. The Company is currently negotiating a payment program with the relevant tax authorities.

16.	INCOME TAXES

At May 31, 2008, the Company has available unused net operating loss carryforward (“NOL”) of approximately $9,980,000 that may be applied against future taxable income and expire at various dates through 2028. The Company has a deferred tax assets arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined. Such valuation allowance has increased approximately $170,000 during 2008.

	2008	2007

Deferred tax asset:

Net operating loss carryforward	$4,100,000	$3,930,000

Valuation allowance	(4,100,000)	(3,930,000)

Net deferred tax asset	$—	$—

A reconciliation of the statutory federal income (tax) benefit to actual tax benefit is as follows:

	2008	2007

Statutory federal income (tax) benefit	$(165,000)	$(124,000)
State and local tax benefit – net of federal benefit	(45,000)	(20,000)
Permanent differences – equity compensation	40,000	20,000
Income tax benefit utilized (not utilized)	170,000	124,000

Actual tax benefit	$—	$—

If the Company has a greater than 50% change in ownership of certain stock holdings by shareholders of the Company pursuant to Section 382 of the Internal Revenue Code, the net

operating losses may be limited. Currently no such evaluation has been performed. As a result of the Artisanal Acquisition described above (See Note 3 – Acquisition), the Company is reviewing whether its ability to utilize its net operating loss carryovers may be restricted based on Internal Revenue Code Section 382 “changes in ownership.”

17.	LONG TERM DEBT

At May 31, long-term debt consists of:

	2008	2007

Artisanal Sellers’ Notes (a)	$408,547	$—

Notes payable (b)	—	1,120,958

Debenture payable (c)	—	125,000

Notes payable (d)	—	400,000

	408,547	1,645,958

Less: Current portion	—	1,645,958

	$408,547	$—

a.

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

As of May 31, 2007, the company was in default of substantially all of the following debt as such debt had matured or was being litigated. By May 31, 2008, all such debt had been resolved:

b.

From December 2000 through May 2002, the Company raised $1,120,958 from an outside investor. The notes payable bore interest at 10% per annum and the principal plus accrued interest was due on demand. The notes payable were secured by a subordinated security interest in the Company’s property, plant and equipment. The notes payable were due to a party associated with a director of the Company. In August 2007, the secured creditor agreed to convert the outstanding principal and interest into 1,500,000 shares of the Company’s common stock

c.

Included in long-term debt are debentures owing to a stockholder of the Company, Quilcap, Corp., in the amount of $125,000. This debenture from February 25, 1999, bore interest at 15% per annum and matured on May 31, 1999. In April 2008, the Company entered into a settlement agreement with Quilcap Corp. pursuant to which Quilcap agreed to terminate all efforts to collect on the $125,000 debenture and related interest in exchange for a cash payment of $85,000 and 150,000 shares of the Company’s common stock.

d.

In May and June 2002, the Company raised $325,000 from outside investors. The note payable bore interest at 10% per annum and the principal plus accrued interest were due on July 23, 2002, by which time the parties had expected to close a sale-leaseback of the Company’s property. In connection with this loan the Company issued 600,000 stock options as consideration for the financing and recorded as debt discount $16,000, of which $1,600 had been expensed. The investors aborted the sale-leaseback transaction immediately prior to closing. In April 2005, the investors commenced litigation against the Company and its president for repayment of the loans. In January 2006, the parties reached an agreement whereby the creditor agreed to refrain from any further litigation and to limit the judgment to $400,000 in exchange for a monthly payment of interest on the creditor’s original loan to the Company and the Company’s commitment to pay the judgment upon the earlier of the recapitalization of the Company or September 30, 2006. The parties further agreed that the options to purchase 600,000 shares of common stock (pre-split) which the creditor had received as part of the original transaction would be cancelled and that the Company would issue to the creditor 150,000 shares of common stock (post-split). The creditor agreed to extend the agreement several times, ultimately to August 2007. In exchange for each extension, the creditor agreed to receive shares of common stock. (See Note 18 Shareholders’ Equity – Common Stock Issuances). In August 2007, the creditor agreed to convert the outstanding judgment of $400,000 into 400,000 shares of the Company’s common stock of which 350,000 shares would be held in escrow and liquidated for purposes of repaying the $400,000 judgment. The Company recorded additional paid-in capital of $399,650 for the 350,000 shares and an interest expense of $15,000 in connection with the remaining 50,000 shares. The creditor also received $16,666 representing interest.

18.	SHAREHOLDERS’ EQUITY

Terms of Series A Preferred Stock (“Preferred Stock”)

The Company sold 5,200,000 shares of redeemable convertible Preferred Stock at a price of $1.00 per share for total gross proceeds of $5,200,000. Another 15,000 shares of Preferred Stock was issued in exchange for consulting services. The Preferred Stock is convertible at $.30 per share into $.001 par value Common Stock of Company, (equaling 60% of the issued and outstanding Common Stock of the Company on a fully diluted basis, excluding the Management Stock Option (see below)). Dividends shall be paid (a) at an annual rate of 12% in each of the first two years ending August 14, 2008 and 2009, and will be paid in preferred shares and (b) after the first two years, at a rate of 12% if paid in cash or at a rate of 15% if paid in preferred shares, at the election of the Company. The preferred share dividends shall convert into Common Stock at $.30 per share, unless the Company elects to pay dividends in cash pursuant to (b) above.

The redemption provisions of these redeemable preferred shares are at the option of the Company. At any time prior to August 14, 2010, and upon 30 days advance notice, the Company shall have the right to redeem one-half of the Preferred Stock that is issued and outstanding by paying the Holder the full par value of the Preferred Stock plus accrued dividends in cash (the “First Redemption”). The remaining one-half of the Preferred Stock that is issued and outstanding after the First Redemption can either be: (a) redeemed by the Company in cash at par value plus accrued dividends with the Holder also receiving a 2-year option to acquire 5% of the issued and outstanding Common Stock of the Company at an exercise price of $.30 per share, or, (b) converted into 30% of the issued and outstanding Common Stock of the Company (the “Second Redemption”). The Holder shall have sole authority to elect subsection (a) or (b) above upon receiving a Redemption Notice. Any Common Stock or Common Stock Option issued pursuant to the First Redemption or the Second Redemption shall be on a fully-diluted basis, excluding the Management Stock Option below.

So long as over $1,500,000 of the Preferred Stock is issued and outstanding the Company shall require the prior written consent of Holders representing 2/3 of the Preferred Stock issued and outstanding to (a) sell, merge with, acquire or consolidate with another business entity, (b) incur additional leverage beyond the leverage contemplated by the Company and Holders as part of the Company’s acquisition of Artisanal Cheese, LLC, or (c) issue any new shares of common stock or securities convertible or exercisable into Common Stock in excess of 2% of the shares of Common Stock issued and outstanding on a fully diluted basis at the Closing, excluding the Management Stock Option below.

In the event of a liquidation, the Preferred Stockholders shall receive a cash payment of par value plus accrued dividends in calendar year 2007; $1.10 per preferred share plus accrued dividends in calendar year 2008; and $1.20 per preferred share plus accrued dividends in calendar 2009 and thereafter.

Pursuant to a Registration Rights Agreement with each preferred shareholder, the Company agreed to file a registration statement with respect to the preferred shares issued and the number of common shares necessary to enable all holders to have resale rights in the common stock underlying their preferred stock if and when converted, or upon a redemption payable in common stock. As an inducement for the Company to undertake the registration process in a timely manner, the Registration Rights Agreement included a liquidated damage penalty if the Company failed to meet certain target dates or failed to register the shares altogether. The Company filed a registration statement in May 2008. In the meantime, recent amendments to Rule 144 have effectively shortened the holding periods for both non-affiliates and affiliates. Consequently, substantially all of the shares included in the Company’s registration statement have become unrestricted and freely-tradeable, thereby obviating the need to pursue the Registration Statement any further. The registration statement was subsequently withdrawn. All costs relating to the registration statement have been borne by the Company. The Company is requesting from each of the preferred shareholders written waivers of his or her rights to registration as contemplated by the Registration Rights Agreement. Until such waivers are received, the Company has recorded an accrued expense of $113,000 relating to the calculated 377,657 shares of common stock issuable representing the liquidating damages through May 31, 2008.

Preferred Stock Issuances

In August 2007, several accredited investors made an equity investment of $3,900,000 for which these investors received 3,900,000 shares of the Company’s redeemable convertible preferred stock. The proceeds were used to acquire the membership interests of Artisanal Cheese LLC.

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

Preferred stock dividends as of May 31, 2008, totaled $449,850, as a result 449,850 shares of preferred stock were issued as of that date.

Common Stock Issuances

In September 2006, a private investor made an equity investment of $16,500 for which he received 150,000 shares of the Company’s common stock. The proceeds were used for working capital.

In September 2006, the Company and a judgment creditor agreed to extend to December 31, 2006, a previous agreement whereby the creditor agreed to refrain from enforcing its judgment in exchange for a monthly payment of interest on the creditor’s original loan to the Company and the Company’s commitment to pay the judgment upon the earlier of the recapitalization of the Company or December 31, 2006. In exchange for this extension, the Company agreed to issue 40,000 shares of common stock to the creditor. The Company recorded an interest expense of $4,400 in connection with these shares. In December 2006, the Company and the judgment creditor agreed to further extend the agreement to March 31, 2007. In exchange for this extension, the Company agreed to issue 60,000 shares of common stock to the creditor. The Company recorded an interest expense of $9,000 in connection with these shares based on the fair market value of such shares issued. In April 2007 the Company and the judgment creditor agreed to further extend the agreement to August 2007. In exchange for this extension, the Company agreed to issue 40,000 of common stock to the creditor, however they were inadvertently not issued until September 2007. At that time, the Company recorded an interest expense of $13,600. In August 2007, the creditor agreed to convert the outstanding judgment of $400,000 into 400,000 shares of the Company’s common stock of which 350,000 shares would be held in escrow and liquidated for purposes of repaying the $400,000 judgment. The Company recorded additional paid-in capital of $399,650 for the 350,000 shares and an interest expense of $15,000 in connection with the remaining 50,000 shares. The creditor also received $16,666 representing interest.

In January 2007, the Company issued 105,000 shares of common stock in exchange for investor relation services. The company recorded an expense of $15,750 in connection with these shares based on the fair market value of such shares issued. Also, in January 2007, a private investor made an equity investment of $15,000 for which he received 100,000 shares of the Company’s common stock. The proceeds were used for working capital.

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

In August 2007, several of the Company’s different judgment creditors agreed to accept $91,903 in cash and a total of 166,194 shares of common stock in exchange for satisfactions of their respective claims totaling approximately $411,125. As a result of these settlements, the Company reduced its accounts payable by $161,327, increased paid-in capital by $130,159 and reduced the gain on sale by approximately $60,000.

In August 2007, the Company issued 25,000 shares of common stock in exchange for consulting services. The Company recorded an expense of $7,500 in connection with these shares.

In October 2007, the Company issued 100,000 shares of common stock to one of its employees. The Company recorded deferred compensation of $39,000 in connection with these shares, the then fair market value of such shares issued, vesting over two years.

In January 2008, the Company issued 10,000 shares of common stock in exchange for consulting services. The Company recorded an expense of $4,800 in connection with these shares.

In January 2008, the Company issued 50,000 shares of common stock to one of its employees. The Company recorded deferred compensation of $24,000 in connection with these shares, the then fair market value of such shares issued, vesting over two years.

In March 2008, the Company issued 150,000 shares of common stock to two of its employees. The Company recorded deferred compensation of $38,000 in connection with these shares, the then fair market value of such shares issued, vesting over two years.

In April 2008, the Company entered into a settlement agreement with Quilcap Corp. pursuant to which Quilcap agreed to terminate all efforts to collect on the $125,000 debenture and related interest in exchange for a cash payment of $85,000 and 150,000 shares of the Company’s common stock. The Company recorded additional paid-in capital of $133,600 with respect to these shares.

In May 2008, the Company issued 70,000 shares of common stock in exchange for consulting services. The Company valued these shares for $15,400, the then fair market value of such shares issued, an will be expensed over three to four months.

In May 2008, the Company issued 50,000 shares of common stock to one of its employees. The company recorded deferred compensation of $14,500 in connection with these shares, the then fair market value of such shares issued, vesting over two years.

Stock Option

At the time the Company acquired Artisanal Cheese LLC, the Company offered Mr. Daniel W. Dowe and Mr. William Feeney of 5,100,000 of management stock options so as to encourage them to serve a Chairman/CEO and President of the Company, respectively. Specifically, the Company offered them five-year management stock options having an exercise price of $.30 per share that are exercisable into approximately 12% and 8%, respectively, of the Company’s common stock on a fully-diluted basis. The options will not be exercisable unless the Company (a) achieves $21.6 million in revenue or $2 million EBITDA in a full calendar year by no later than 2009 and (b) redeems 2,125,000 shares of the preferred stock. The failure of either of these conditions will cause the management stock option to terminate in its entirety. When Mr. Feeney resigned as President in January 2008, and Mr. Dowe assumed Mr. Feeney’s duties, the Company adjusted the aforementioned percentages to 14.4% and 1.9%, respectively, recognizing Mr. Feeney’s contribution toward the acquisition of Artisanal Cheese LLC and his continued contribution as a consultant to the Company. The board ratified these stock options, as adjusted, at its meeting on January 31, 2008. Although Mr. Feeney has resigned, his stock options remain outstanding and exercisable as a condition of his resignation.

At its board meeting on April 9, 2008, the board authorized three-year stock options to each of the seven non-managing board members totaling 770,000 stock options. The options have an exercise price of $.30 per share that is exercisable into 0.4% of the Company’s Common Stock. These options are immediately fully-vested and exercisable and will expire on January 31, 2011. An expense of $73,797 has been recorded for the issuance of these stock options.

A summary of the activity of stock options for the years ended May 31, 2008 and 2007 is as follows:

	Stock Options		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable

Balance – May 31, 2006	—	—	$—	—
Granted Fiscal Year 2007	—		—	—
Exercised Fiscal Year 2007	—		—	—
Canceled Fiscal Year 2007			—	—

Balance – May 31, 2007	—	—	—	—
Granted Fiscal Year 2008	5,870,000	770,000	.30	.30
Exercised Fiscal Year 2008	—		—	—
Canceled Fiscal Year 2008	—		—	—

Balance – May 31, 2008	5,870,000	770,000	$.30	$.30

Information, at date of issuance, regarding stock option grants for the year ended May 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Year ended May 31, 2008:

Exercise price exceeds market price	5,870,000	$.30	$.10
Exercise price equals market price	—	—	—
Exercise price is less than market price	—	—	—

The following table summarizes information about stock options outstanding and exercisable at May 31, 2008:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable

Range of exercise prices:
$.30	5,870,000	4.32	$.30	770,000

There remains 5,100,000 of stock options unvested due to the terms and conditions of such options yet to vest.

19.	REVENUE

As of August 14, 2007 and the acquisition of Artisanal Cheese LLC (See Note 3 – Acquisition), the Company receives revenues from the sale of its products, including fine quality cheese and related accessories and the presentation of educational classes, lectures and cheese related parties and events. The Company recorded revenue from the following sources for the year ended May 31, 2008.

2008
Wholesale	$2,367,498
Related party	9,104
Events and Classes	406,238
Catalogs and Retail	1,457,441
Club Sales	370,291
Shipping and Handling	354,836
Books and Accessories	28,403

$4,993,813

For the years ended May 31, 2008 and 2007, the Company recorded revenues of $52,039 and $245,660, respectively, representing the royalty it received from its discontinued operations (See Note 4 – Royalty/Licensee Receivable and Note 20 – Disposition of Assets Intangibles).

20.	DISPOSITION OF INTANGIBLE ASSETS

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

21.	COMMITMENTS AND CONTINGENCY

As of May 31, 2008, the company has the following commitments and contingencies:

Term	Agreement	Monthly Expense

8/15/07 – 8/14/08	Transitional Services Agreement Equipment services (a)	$9,654

8/15/07 – 7/31/08	Consulting Agreement (b)	$4,333

8/15/07 – 8/14/12	Preferred Vendor Agreement (c)	n/a

8/15/07 – 8/14/12	Product Development Agreement (d)	n/a

8/15/07 – 8/14/12	Trademark Assignment (e)	n/a

9/28/07 – 9/27/12	Lease Agreement (f)	$16,000

a.

The Company entered into a Transitional Services Agreement with Artisanal Group, LLC, a company owned by the former member of Artisanal Cheese, LLC, to provide equipment services for equipment leased by Artisanal Group for varying periods of up to three years, non-equipment services for no more than one year and comptroller services for a period of four months from the date of acquisition. The equipment services include telephones, computers, photocopiers, presentation equipment and delivery trucks and the non-equipment services encompass health, liability and auto insurances. As of May 31, 2008, the monthly expense for Comptroller services (which had been $3,500) had been terminated, and the monthly expense for this agreement has been reduced from $23,700 to $9,654 representing health insurance premium.

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

c.

The Company has entered into a five-year Preferred Vendor Agreement with two restaurant establishments owned by the former member of Artisanal Cheese, LLC, pursuant to which the Company will supply the restaurants or their affiliates with any and all premium cheese products at a high volume discount and at prices not to exceed prices offered to other customers, and the restaurants are to purchase exclusively from the Company provided the Company can meet terms and conditions acceptable to the restaurants. The Preferred Vendor Agreement also provides for a credit to the restaurant establishments which credit shall be applied to the first $228,000 worth of product, not to exceed $57,000 in any calendar quarter. This credit is the result of the payoff in full at the closing of Artisanal by one of its former members of a certain loan to the Company. (See Note 10 – Notes Payable).

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

f.

Upon closing the acquisition of Artisanal Cheese LLC in August 2007, the Company negotiated a new five-year lease for approximately 10,000 square feet commencing September 28, 2007, subject to rent increase of approximately ten percent per annum. The current lease payment is approximately $16,000 per month. The leased space consists of all executive and sales offices, five cheese aging caves, a packaging and shipping facility, a customer call center and a 1,000 square foot cheese center consisting of a fully-equipped kitchen, classroom and presentation area with two large flat screen television panels used for conducting cheese education courses and third-party special events. From this facility the business distributes its line of Artisanal Premium Cheese products to fine food wholesalers, specialty food outlets, restaurants and through its catalogue and Website.

As of May 31, 2007, the Company had the following commitments and contingencies:

•

The Company had a licensing agreement for certain concrete related products, including an admixture that is capable of enhancing the basic characteristic of cementitious products. The Company was obligated to pay royalties based on a percentage of sales, subject to an annual guaranteed minimum royalty. The Company has not had to pay royalties as the licensed products never evolved beyond the development stage and therefore were never capable of being sold to the end consumer.

•

The Company was involved in several lawsuits arising from the non-payment of recorded payables for which judgments had been rendered against the Company. As part of the acquisition of Artisanal Cheese LLC in August 2007, all such obligations have been satisfied through a tax-free exchange of debt for equity and cash. (See Note 18 – Shareholders Equity).

•	Until August 2007, the Company operated from the residence of its chief executive officer rent free.

22.	RELATED PARTY TRANSACTIONS

The wife of Daniel W. Dowe, the Company’s Chief Executive Officer and Chief Financial Officer, periodically provides legal and administrative services to the Company. For the year ended May 31, 2008, Ms. Dowe received $50,000 for legal work relating to the closing of the Artisanal Cheese LLC transaction; $25,000 for legal work in connection with the preparation of a registration statement; and $29,000 for legal and administrative work performed throughout the year for the Company. For the year ended May 31, 2007, Mrs. Dowe received $42,000 for legal and administrative services performed throughout the year.

David A. Dowe who is the brother of Daniel W. Dowe has made loans to the company and has purchased common stock under the same terms and conditions as other non-affiliated investors that either loaned money to the company or purchased securities.

As part of the acquisition of Artisanal Cheese LLC, Daniel Dowe received 175,000 shares of the Company’s common stock for payment of accrued and unpaid wages. In recognition of the professional services undertaken to develop the business plan for the Company, identify Artisanal Cheese, LLC as an acquisition target, transactional structuring, personally guarantying sellers’ financing and arranging acquisition financing, Mr. Dowe received compensation of $100,000.

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

23.	GAIN ON DISCONTINUED OPERATIONS

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

The prior year balance sheet, results of operations and cash flows for the Por Rok intangibles has been reclassified as discontinued operations.

Summarized results of the discontinued operations are as follows:

	Years ended May 31,

	2008	2007

Net Sales	$52,039	$245,660

Income/(loss) from operations	43,528	(178,669)
Gain on sale of operations	479,043	—

Net gain/(loss) on discontinued operations	$522,571	$(178,669)

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A (T)	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

          The Company’s management, with the participation of our president who is also the chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president/chief financial officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including the president/chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

          The Company’s management, including the president/chief financial officer, does not expect that the Company’s disclosure controls and procedures or its internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within American Home Food Products, Inc. can be prevented.

(b)	Management’s Report on Internal Control over Financial Reporting

          The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(c)	Changes in Internal Control over Financial Reporting

          There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The following table sets forth the names, ages, and principal positions of our executive officers and directors as of the filing date of this annual report:

Name	Age	Position

Daniel W. Dowe	46	Chairman of the Board, President and Chief Executive Officer
Keith DeMatteis	44	Director
William K. Lavin	64	Director
Alfred Lepore	69	Director
John Nesbett	40	Director
Jeffrey Roberts	62	Director
Thomas Thornton	62	Director
Carl Wolf	64	Director

Daniel W. Dowe. For the past five years, Mr. Dowe has served as the Company’s president, chief executive officer and as a director. Mr. Dowe became a director in March, 1997, Acting President on November 17, 1997 and President and Chief Executive Officer on April 1, 1998. Upon the acquisition of Artisanal Cheese LLC in August 2007, he became Chairman, Chief Executive Officer and President of the Company. In May 1993 he founded Dowe & Dowe, a New York City-based law firm, where he practiced primarily corporate and securities law until joining the Company full time in April 1998. Before practicing law, he was employed by Alliance Capital Management Company from 1984 to 1986, Salomon Brothers (now Salomon Smith Barney, a division of Citigroup, Inc.) from 1986 to 1988 and J.P. Morgan Bank from 1988 to 1990.

Keith DeMatteis. For the past five years, Mr. DeMatteis has been a principal of Calakar Construction Services and DeMatteis Development Organization, which is a closely-held developer of large scale real estate projects in the United States and in international markets. Mr. DeMatteis became a director of the Company in January 2001.

William K. Lavin. For the past fourteen years, Mr. Lavin has operated his own business consulting firm that he formed in 1994. From 1993 to 1994, Mr. Lavin was Chief Executive Officer of Woolworth Corporation (renamed “Foot Locker Inc.”) From 1991 to 1993, he served as Woolworth’s Chief Administrative and Financial Officer. Mr. Lavin became a director of the Company in October, 1997, and since 1992 has served on the board of directors of the Allegheny Corporation (NYSE:Y).

Alfred Lepore. From 1964 to 2004, Alfred Lepore, was the owner and president of the Ferrara Foods & Confections, Inc., and several leading brands in the specialty food and bakery industries. From 1990 to 1992 he served as President of the National Association of Specialty Food Producers.

John G. Nesbett. For the past three years, John G. Nesbett has been Founder and President of Institutional Marketing Services, Inc. (IMS), a financial communications firm focused on emerging growth companies. From 2003 to 2005, he was Managing Director and President of The Investor Relations Group. From 1990 to 2002 he held various positions at Lippert/Heilshorn & Associates, ultimately becoming Managing Director. Mr. Nesbett became a director in January 2008.

Jeffrey Roberts. In 2004 Mr. Roberts co-founded the Vermont Institute for Artisan Cheese at the University of Vermont where he continues to serve as a principal consultant. In 2007, he authored the “Atlas of American Cheese” a compendium of farmstead cheese producers throughout the United States. Mr. Roberts became a director of the Company in January 2008. From 2003 to the present Mr. Roberts has been a director, Treasurer and Northeast Regional Governor of Slow Food USA, a non-profit educational organization devoted to preserving traditional food ways and environmental sustainability. Since 2003 he has been a director of the Vermont Arts Council and from 1998 to 2004 served on the Vermont Fresh Network board. From 2003 to 2007 he has provided consulting services to the US National Park Service and in 2007 authored a compendium of national parks and their products. Mr. Roberts is a frequent speaker on artisan cheese, sustainable agriculture, and the working landscape.

Thomas Thornton. Mr. Thornton became a director in January 2008. From 1990 to 1997 Mr. Thornton served as Chief Executive Officer of Dean & Deluca in New York, NY. From 1999 to 2003he served as CEO of Carmine’s (a South Florida Specialty Food and Restaurant Chain), and from 1983 to 1987 he served as CEO at Orchard Supply Hardware in San Jose, CA. Mr. Thornton has consulted for Lindt Chocolates, Godiva Chocolates, Ghirardelli’s, and other entrepreneurial and retail chains.

Carl Wolf. Mr. Wolf became a director of the Company in January 2008. Mr. Wolf was founder, chairman and Chief Executive Officer of Alpine Lace/MCT Dairies from 1983 to 1997. He served as co-chairman of Saratoga Beverage Company in 1998; chairman of the board of Update This (a management software company for newspapers) from 1999 to 2003. From 2002 to 2004 he served as chairman of the board of Mediabay, Inc. and as a director of Momma Says Biscotti. He currently consults for IMDS Trading (a hedge fund), Conduit Internet Technologies (a software company) and is a major investor in Hors D’oeuvres Unlimited, a purveyor of high quality appetizer and gourmet food products to caterers, hotels, national manufacturers and distributors.

          There are no family relationships among the Company’s directors or among its executive officers. To the best of the Company’s knowledge, none of the directors or its executive officers have been involved in any legal proceedings or engaged in any activity over the past five years that are deemed material in evaluating the ability or integrity of its directors or executive officer or for which disclosure must be made in this report.

          There has been no material change to the procedures by which stock holders may recommend nominees to the Company’s board of directors.

Committees

          Our Board of Directors has an Audit and Executive Compensation Committee, a Nominating Committee and a Business Development Committee. Messrs. Lavin, DeMatteis and Wolf currently serve on both the Auditing and Compensation Committees. The Business Development Committee consists of Messrs. Wolf, Thornton, Lepore, Roberts and Dowe. The Nominating Committee consists of Messrs. Lavin, DeMatteis, Nesbett and Dowe. Mr. Lavin serves as the Company’s financial and corporate governance expert on the Audit Committee. He is an independent director as defined under the listing standards of The Nasdaq Stock Market.

          William K. Lavin, Keith DeMatteis, Carl Wolf, Alfred Lepore, John Nesbitt, Jeffrey Roberts and Thomas Thornton are “independent” directors under the listing standards of The Nasdaq Stock Market. Daniel W. Dowe is not “independent” under the listing standards of The Nasdaq Stock Market.

Item 11	EXECUTIVE COMPENSATION

Summary Compensation Table

          The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year; and (ii) each other individual who served as an executive officer at the conclusion of the fiscal year ended May 31, 2008 and who received in excess of $100,000 in the form of total compensation during such fiscal year:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen-sation Earnings ($)	All Other Compensation ($)		Total Compensation ($)

Daniel W. Dowe Chairman, Chief Executive Officer President	Fiscal 2008	200,000	(1)	0	0	0	(2)	0	0	104,500	(3)	304,500

	Fiscal 2007	180,000		0	0	0		0	0	18,000	(4)	198,000

(1) Mr. Dowe’s salary increased from $180,000 to $200,000 upon the Company’s acquisition of Artisanal Cheese LLC in August 2007.

(2) Mr. Dowe received 4,500,000 stock options on August 14, 2007, but these options will have no value until the Company: (a) achieves $21.6 million in revenue or $2 million in EBITDA in a full calendar year by no later than Calendar Year 2009, and (b) redeems 2,607,500 shares of the preferred stock.

(3) In recognition of the professional services undertaken to develop the business plan for the Company, identify Artisanal Cheese, LLC as an acquisition target, transactional structuring, personally guarantying sellers’ financing and arranging acquisition financing, Mr. Dowe received an initial contract compensation of $100,000. During the year, he also received $4,500 in miscellaneous expense reimbursement.

(4) Mr. Dowe received $18,000 in miscellaneous expense reimbursement for the fiscal year ended May 31, 2006.

Option Grants, Exercises, and Values

          There were no outstanding equity awards at the conclusion of the fiscal year ended May 31, 2007. The following table sets forth information with respect to outstanding equity awards held by the Company’s officers as of May 31, 2008.

OUTSTANDING EQUITY AWARDS AT MAY 31, 2008

Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Daniel W. Dowe Chairman, Chief Executive Officer, President	0 (1)	4,500,000	$.30/share	8/14/12

William J. Feeney(2) Chief Operating Officer	0 (1)	600,000	$.30/share	8/14/12

(1) The Stock Option was granted by the Company on August 14, 2007, but will not be exercisable until the Company: (a) achieves $21.6 million in revenue or $2 million in EBITDA in a full calendar year by no later than Calendar Year 2009, and (b) redeems 2,607,500 shares of the preferred stock.

(2) Mr. Feeney served as chief operating officer from August 14, 2007 through January 7, 2008. In recognition of his contribution toward the acquisition of Artisanal Cheese LLC and his continued contribution as a consultant, Mr. Feeney was awarded a stock option for approximately 1.9% of the Company’s common stock on a fully-diluted basis (See Item 5, Management Stock Options.)

Employment Agreements

          In connection with Daniel W. Dowe’s appointment as Chairman and Chief Executive Officer in August 2007, the Company entered into a three-year employment agreement that provides for him to receive:

•	Initial base salary of $200,000;

•

Initial contract compensation of $100,000, in recognition of the professional services undertaken to develop the business plan for the Company, identifying Artisanal Cheese, LLC as an acquisition target, transactional structuring, personally guarantying sellers’ financing and arranging acquisition financing;

•	Annual bonus determined by the Board of Directors in its sole discretion;

•

Participation in employee medical, health, pension, welfare, and insurance benefit plans as maintained by the Company from time to time for the general benefit of its executive employees, as well as all other benefits and perquisites as are made generally available to the Company’s executive employees;

•	At least four weeks annual vacation whereby no more than 10 consecutive days may be taken at a time; and

•

Monthly parking allowance of no greater than five hundred dollars per month ($500.00), reimbursement for corporate use of his personal automobile for business development purposes only (not including daily commutation) at a rate of $.30 per mile, and reimbursement for all reasonable and necessary business expenses incurred by Executive in the ordinary course of business on behalf of the Company.

          Mr. Dowe’s employment agreement shall continue up to five years if more than $1,500,000 of the Redeemable Convertible Preferred stock offering is still issued and outstanding. If, at the conclusion of three years, less than $1,500,000 of the Redeemable Convertible Preferred stock offering is issued and outstanding, Mr. Dowe has the sole right to extend the term of his employment agreement for another three (3) year period.

          Mr. Dowe was also granted a five-year stock option to purchase that number of shares of the Company’s $.001 par value common stock that equals 14.4%13 of the Common Stock issued and outstanding on a fully-diluted basis assuming all shares of the Company’s Redeemable Convertible Preferred stock were converted into Common Stock at the conversion price of thirty cents ($.30) per share.

          The Company may only terminate Mr. Dowe’s employment with cause or if Mr. Dowe terminates his employment because the Company, acting through its board of directors, shall resolve to either: (a) make a material change in his title, his responsibilities or his reporting status at the Company, (b) enter into a corporate transaction with another person or legal entity (affiliated or non-affiliated) that results in a Change of Control (defined in the agreement).

          If Mr. Dowe’s employment is terminated for cause, he will receive payment of his base salary, bonus and benefits for the next succeeding three months of the agreement after which the agreement will be null and void. He may continue to participate in the Company’s employee benefit plans to the extent permitted by and in accordance with the terms thereof or as otherwise required by law.

          If Mr. Dowe terminates his employment because of a material change in his title, responsibilities or his reporting status or upon a Change of Control, he is entitled to receive within 20 days of submitting a written termination notice, full payment of his base salary, bonus and benefits for the duration of his contract. For future calendar periods where his bonus has not been calculated, the bonus will be the greater of $100,000 or 120% of the previous year’s bonus.

          In the event that Mr. Dowe’s employment terminates for reason of his death or permanent irreversible medical disability, Mr. Dowe, or his executive or estate, shall be entitled to receive, within three months of termination, the full compensation that would have been payable to Mr. Dowe for the remaining term of his employment agreement. In this case, any bonus shall be based on the last bonus paid to Mr. Dowe as increased by at least ten percent (10%) each year unless the Company’s board of directors shall approve a greater sum.

          Notwithstanding anything stated to the contrary herein, unless there is a final non-appealable determination by a court of competent jurisdiction that the conditions underlying the Mr. Dowe’s vesting of his Stock Option were not lawfully fulfilled, he shall be entitled to receive the Management Stock Option, including all underlying shares of Common Stock, regardless of the reasons for the termination of the Agreement provided the Stock Option conditions are fully satisfied (See Item 5, Management Stock Options).

13 Mr. Dowe’s employment contract initially provided for an option to purchase 12% of the Company’s common stock. When Mr. Feeney resigned and Mr. Dowe assumed his duties, the Company increased the Mr. Dowe’s option from 12% to 14.4%.

Compensation of Directors

          At a meeting held on April 9, 2008, the board ratified a resolution that each of the Company’s non-management directors were to receive 110,000 stock options for serving as directors.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of May 31, 2008, by (i) each person who we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of the executive officers named in the summary compensation table, and (iv) all directors and executive officers as a group.

          Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws. Except as noted below, the beneficial owners named in the table below have the following address: c/o American Home Food Products, Inc., 500 West 37th Street, 2nd Floor, New York, NY 10018.

          In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to conversion of preferred stock and options held by that person that are currently exercisable or exercisable within 60 days of May 31, 2008. We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Daniel W. Dowe, Chairman and Chief Executive Officer	0	(2)	0.0%
Keith DeMatteis, Director	2,933,718	(3)	10.8%
William K. Lavin, Director	125,049	(4)	0.5%
Alfred Lepore, Director	518,333	(5)	1.9%
John Nesbett, Director	205,000	(6)	0.8%
Jeffrey Roberts, Director	110,000	(7)	0.4%
Thomas Thornton, Director	210,000	(8)	0.8%
Carl Wolf, Director	2,270,000	(9)	8.4%
Current directors and executive officers as a group (8 persons)	6,372,100	(10)	23.6%
Frank Sica, Investor	5,450,000	(11)	20.1%
Alphonso DeMatteis, Investor	2,809,432	(12)	10.4%

(1)

Based on 27,080,482 shares of common stock consisting of: 7,427,649 common shares issued and outstanding as of May 31, 2008; 770,000 common shares underlying stock options held by board members as of May 31, 2008; and 18,882,833 common shares underlying the preferred shares issued and outstanding as of May 31, 2008 (including preferred share dividends through that date).

(2)

Excludes common shares underlying 4,500,000 common stock options to purchase an equivalent number of shares of our common stock which options will not become exerciseable until the Company achieves: (a) $21.6 million in revenue or $2 million in EBITDA in a full calendar year by no later than Calendar Year 2009, and, (b) redeems 2,607,500 shares of the preferred stock.

(3)

Includes 1,719,432 shares held by Alfonso DeMatteis for which Mr. Keith DeMatteis has power of attorney; 14,286 shares held by Calakar Construction Company, a company owned in part by Mr. Keith DeMatteis; and 327,000 shares of preferred stock held by Alphonso L. DeMatteis Family, L.P. and convertible into 1,090,000 shares of our common stock, for which Mr. Keith DeMatteis has power of attorney, and 110,000 shares underlying management stock options held by Mr. Keith DeMatteis personally.

(4)	Includes 15,049 shares of common stock and 110,000 shares underlying management stock options held by Mr. Lavin.

(5)

Includes 45,000 shares held jointly by Mr. Lepore and his wife, Mary Lepore, and 109,000 shares of preferred stock held by Mr. Lepore and convertible into 363,333 shares of our common stock, and 110,000 shares underlying management stock options held by Mr. Lepore.

(6)	Includes 95,000 shares of common stock and 110,000 shares underlying management stock options held by Mr. Nesbett.

(7)	Represents 110,000 shares underlying management stock options held by Mr. Roberts.

(8)	Includes 100,000 shares of common stock and 110,000 shares underlying management stock options held by Mr. Thornton.

(9)	Consists of 648,000 shares of preferred stock convertible into 2,160,000 shares of our common stock and 110,000 shares underlying management stock options held by Mr. Wolf.

(10)	Includes all shares referenced in footnotes 3 through 9 above.

(11)	Consists of 1,635,000 shares of preferred stock convertible into 5,450,000 shares of our common stock.

(12)	Consists of 1,719,432 shares of common stock held and 327,000 shares of preferred stock convertible into 1,090,000 shares of our common stock.

Item 13	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          There are no material relationships between the Company and the current directors and executive officers of the Company, other than as described below.

          Since the beginning of the Company’s last fiscal year, Mr. Dowe’s spouse, Janet L. Dowe, has periodically provided legal and administrative services to the Company. For the year ended May 31, 2008, Ms. Dowe received $50,000 for legal work pertaining to the sale of the Company’s building material assets (including all contract documentation, settlement of outstanding legal claims and liens relating to such assets, and related documentation) and pertaining to the Company’s acquisition of the membership interests of Artisanal Cheese, LLC. Mrs. Dowe has also received a payment of $25,000 with respect to the preparation and filing of a registration statement; and $29,000 for other legal and administrative work performed throughout the year for the Company. During the fiscal year ended May 31, 2007, Mrs. Dowe received a consulting fee of $3,500 per month for various legal and administrative services, including the preparation and filing of all SEC quarterly and annual reports for a total of $42,000. Any payments to Mrs. Dowe for legal services rendered to the Company are approved by the Board of Directors, except for Mr. Dowe who is not entitled to vote on these matters.

          Periodically, David A. Dowe who is the brother of Daniel W. Dowe, has made loans to the company and has purchased common stock under the same terms and conditions as other non-affiliated investors that either loaned money to the company or purchased securities. In August 2007, David Dowe agreed to convert his note of approximately $192,000 into 175,000 shares of the Company’s common stock.

          From December 2000 through May 2002, the Company borrowed $1,120,958 from an outside investor, Alphonso DeMatteis, who is the father of Keith DeMatteis, a director of the Company. The notes bore interest at 10% per annum and the principal plus accrued interest was due on demand. The notes were secured by a subordinated security interest in the Company’s intellectual property relating to its building material business. In August 2007, the lender agreed to convert all principle and interest owed under the notes

(approximately $1,800,000) into 1,500,000 shares of the Company’s common stock. In August 2007, Alphonso DeMatteis also purchased 300,000 shares of the Company’s preferred stock (See Item 5, Redeemable Convertible Preferred stock).

          Since January 2006, the Company has issued 170,000 shares of common stock to a judgment creditor, Mr. Alfred Lepore, and paid monthly interest on his original loan to the Company in exchange for Mr. Lepore’s agreement to limit his judgment to $400,000 and to forebear with respect to any further litigation. In August 2007, Mr. Lepore released the Company from this obligation as a condition to the acquisition of Artisanal Cheese, LLC. The company’s president, Daniel Dowe, assumed full responsibility for the interest and principal payments on the loan in exchange for 350,000 shares of stock that Mr. Lepore declined in exchange for the judgment. In August 2007, Mr. Lepore also purchased 100,000 shares of the Company’s preferred stock. (See Item 5, Redeemable Convertible Preferred Stock). In January 2008, Mr. Lepore was elected to the Company’s board of directors.

          In January 2007, Mr. Nesbett received 95,000 shares of the company’s common stock in exchange for investor relations services rendered. Mr. Nesbitt was elected to the board of directors in January 2008.

          In January 2007, Mr. Thornton made an equity investment of $15,000 in exchange for 100,000 shares of the Company’s common stock. Mr. Thornton was elected to the board of directors in January 2008.

          In February 2007, a private investor, The Barrister Group, made an equity investment of $20,000 for which the investor received 100,000 shares of the Company’s common stock. Mr. Dowe was president of The Barrister Group at the time the investment was made. The proceeds were used for working capital. In April 2007, The Barrister Group loaned $5,000 to the Company pursuant to a six-month promissory note at an interest rate of 10 percent (10%) per annum. In October 2007, all principle and interest due under the note was repaid.

          In August 2008, Carl Wolf purchased 600,000 shares of the Company’s preferred stock. (See Item 5, Redeemable Convertible Preferred stock). He was elected to the Company’s board of directors in January 2008. Mr. Wolf is also a shareholder in Hors D’oeuvres Unlimited which sells one line of par-baked frozen products to the Company. The terms of these transactions are arm’s length as they pre-existed Mr. Wolf’s investment in the Company and his role as a director.

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

          William K. Lavin, Keith DeMatteis, Carl Wolf, Alfred Lepore, John Nesbitt, Jeffrey Roberts and Thomas Thornton are “independent” directors under the listing standards of The Nasdaq Stock Market. Daniel W. Dowe is not “independent” under the listing standards of The Nasdaq Stock Market.

Item 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

          The aggregate fees billed and unbilled for the fiscal years ended May 31, 2008 and 2007 for professional services rendered by our principal accountants for the audits of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-QSB were approximately $39,500 and $11,000, respectively.

AUDIT-RELATED FEES

          The audit-related fees for the fiscal years ended May 31, 2008 and 2007 for assurance and related services rendered by our principal accounts related to the performance of the audit of our new acquisition was $45,000 for the year ended May 31, 2008, and $0 for the year ended May 31, 2007.

TAX AND OTHER FEES

          The aggregate fees billed for the fiscal years ended May 31, 2008 and 2007 for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns was $0 and $0, respectively.

APPROVAL OF NON-AUDIT SERVICES AND FEES

          None.

PART IV

Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.2*	Asset Purchase Agreement by and among Registrants and P. Terreri and J. Giulii dated August 14, 2007

2.3*	Membership Interest Purchase Agreement by and among AHF Acquisition Corp., Artisanal Cheese, LLC, Terrence Brennan and Marvin Numeroff, dated August 14, 2007

2.4*	Form of Promissory Note to T. Brennan in the amount of $570,000

2.5*	Form of Promissory Note to M. Numeroff in the amount of $130,000

2.6*	Form of Bridge Promissory Note to T. Brennan in the amount of $700,000

2.7*	Transitional Services Agreement between Artisanal Group LLC and Artisanal Cheese LLC dated August 14, 2007

2.8*	Consulting Agreement between Artisanal Cheese LLC and Terrence Brennan dated August 14, 2007

2.9*	Preferred Vendor Agreement by and among Artisanal Cheese LLC, Artisanal Fromagerie & Bistro, LLC, and 35 West 64th Restaurant Associates, L.P. dated August 14, 2007

2.10*	Product Development Agreement by and among Artisanal Cheese LLC, Artisanal Fromagerie & Bistro, LLC, and 35 West 64th Restaurant Associates, L.P. dated August 14, 2007

2.11*	Trademark License Agreement by and among Artisanal Cheese LLC, Artisanal Fromagerie & Bistro, LLC, and 35 West 64th Restaurant Associates, L.P. dated August 14, 2007

2.12*	Noncompetition Agreement between Artisanal Cheese LLC and Terrence Brennan dated August 14, 2007

2.13*	Noncompetition Agreement between Artisanal Cheese LLC and Marvin Numeroff dated August 14, 2007

3.1(v)*	Certificate of Incorporation of Registrant as amended and filed with the Secretary of State of the State of New York

3.2	By-Laws (incorporated by reference to Exhibit 3.2 of the Registrant’s Report on Form10-KSB for the period ended May 31, 1999)

Item 15	(Cont’d)

Exhibit Number	Description

4.7*	Certificate of Designation, Preference and Rights of Series A, Redeemable Convertible Preferred Shares

4.8*	Stock Subscription and Investment Representation Agreement

4.9*	Registration Rights Agreement

10.9*	Employment Agreement between Registrant and Daniel W. Dowe

10.10*	Fourth Amendment to Settlement Agreement by and among Registrant, Alfred Lepore, Joseph Aievoli, Daniel W. Dowe and David A. Dowe, dated August 10, 2007

10.11*	Subscription Agreement and Investment Representation of Thomas Thornton, Jr.

10.12*	Promissory Note to The Barrister Group in the amount of $5,000

13.1	Annual Report on Form 10-KSB for the period ended May 31, 2007

13.2	Quarterly Report on Form 10-QSB for the period ended August 31, 2007

13.3	Quarterly Report on Form 10-QSB for the period ended November 30, 2007

13.4	Quarterly Report on Form 10-QSB for the period ended February 29, 2008

21*	Subsidiaries of Registrant

* Filed herewith

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, American Home Food Products, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

AMERICAN HOME FOOD PRODUCTS, INC.

By:	/ss/ Daniel W. Dowe

Daniel W. Dowe, Chief Executive Officer
And Chief Financial Officer

Dated: August 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:

Dated

/ss/ Daniel W. Dowe	Director	August 29, 2008

Daniel W. Dowe

/ss/ William K. Lavin	Director	August 29, 2008

William K. Lavin

/ss/ Kevin DeMatteis	Director	August 29, 2008

Kevin DeMatteis

/ss/ Alfred Lepore	Director	August 29, 2008

Alfred Lepore

/ss/ John Nesbett	Director	August 29, 2008

John Nesbett

/ss/ Jeffrey Roberts	Director	August 29, 2008

Jeffrey Roberts

/ss/ Thomas Thornton	Director	August 29, 2008

Thomas Thornton

/ss/ Carl Wolf	Director	August 29, 2008

Carl Wolf