Form 10-Q
period 2008-08-31
American Home Food Products, Inc.
filed 2008-10-10
CIK 945634

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

AMERICAN HOME FOOD PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

New York	0-26112	41-1759882

(State of Jurisdiction)	(Commission File Number)	(IRS Employer I.D. No.)

500 West 37th Street	New York, New York	10018

(Address of Principal Executive offices)	(Zip Code)

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

Large accelerated filer. ☐	Accelerated filer. ☐

Non-accelerated filer. ☐	Smaller reporting Company.	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The Company had 7,785,316 shares of its $.001 par value common stock and 5,821,300 shares of its $.001 par value preferred stock issued and outstanding on August 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q	Incorporated Document

None

AMERICAN HOME FOOD PRODUCTS, INC.

Index
Page No.

Part I	Financial Information

Item 1.	Financial Statements (Unaudited)

Balance Sheets at August 31, 2008 and May 31, 2008	F-1

Statements of Operations for the three months

Ended August 31, 2008 and August 31, 2007	F-2

Statements of Cash Flows for the three months

Ended August 31, 2008 and August 31, 2007	F-3

Notes to Financial Statements	F-4

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	3

Item 4T.	Controls and Procedures	3

Part II	Other Information

Item 1.	Legal Proceedings	3

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3.	Defaults Upon Senior Securities	4

Item 4.	Submission of Matters to a Vote of Security Holders	4

Item 5.	Other Information	4

Item 6.	Exhibits	4

ii

                                                                                               PART I

Page No.

Item 1.	Financial Information (Unaudited)

Balance Sheets at August 31, 2008 and May 31, 2008	F-1

Statements of Operations for the three months

ended August 31, 2008 and August 31, 2007	F-2

Statements of Cash Flows for the three months

Ended August 31, 2008 and August 31, 2007	F-3

Notes to Financial Statements	F-4

iii

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	August 31, 2008 (unaudited)	May 31, 2008 (audited)

CURRENT ASSETS:

Cash	$168,438	$750,133
Accounts receivable	379,781	378,711
Inventories	432,595	411,771
Prepaid expenses and other current assets	76,996	52,719

Total Current Assets	1,057,810	1,593,334

FIXED ASSETS, net	778,113	796,430
OTHER ASSETS	37,261	50,640
INTANGIBLES - at cost, net	3,817,513	3,830,461

	$5,690,697	$6,270,865

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$621,590	$654,242
Notes payable	17,168	55,500
Prepaid Gift Certificates and Other Deferred Revenue	60,890	67,909
Accrued expenses and other current liabilities	145,311	295,510
Accrued payroll taxes	650,377	650,377
Total Current Liabilities	1,495,336	1,723,538

LONG TERM DEBT, net of current portion	368,408	408,547
	368,408	408,547

COMMITMENTS AND CONTINGENCY	—

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.001 par value, 10,000,000 shares authorized, 5,821,300 shares issued and outstanding	5,821	5,665
Common stock - $0.001 par value, 40,000,000 shares authorized 7,785,316 shares issued and outstanding	7,785	7,428
Additional paid-in capital	16,416,967	16,285,242
Accumulated deficit	(12,603,620)	(12,159,555)

Total shareholders’ equity	3,826,953	4,138,780

	$5,690,697	$6,270,865

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended August 31, 2008 Unaudited	Three Months Ended August 31, 2007 Unaudited

SALES	$1,170,864	$167,111

COST OF GOODS SOLD	870,342	112,061

GROSS PROFIT	300,522	55,050

SELLING, GENERAL AND ADMINISTRATIVE	678,571	158,622
DEPRECIATION AND AMORTIZATION	61,614	12,789

GAIN (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES AND INTEREST	(439,663)	(116,361)

OTHER INCOME( EXPENSES):
Interest income (expense)	(4,405)	(53,852)

GAIN (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(444,068)	(170,213)

INCOME TAXES	—	—

GAIN (LOSS) FROM CONTINUING OPERATIONS	(444,068)	(170,213)

DISCONTINUED OPERATIONS

INCOME FROM OPERATIONS, net of tax	—	43,528

GAIN ON SALE OF OPERATIONS, net of tax	—	479,043
NET GAIN ON DISCONTINUED OPERATIONS	—	522,571

NET INCOME (LOSS) -	$(444,068)	$352,358

LESS PREFERRED STOCK DIVIDEND	(156,450)	(130,375)
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(600,518)	$221,983

INCOME (LOSS) PER COMMON SHARE – CONTINUING OPERATIONS:
Basic	$—	$(0.03)
Diluted	$—	$(0.02)

INCOME (LOSS) PER COMMON SHARE – DISCONTINUED OPERATIONS:
Basic	$—	$0.10
Diluted	$—	$0.06

INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.08)	$0.04
Diluted	$(0.08)	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING: basic	7,784,066	5,120,504
diluted	7,784,066	8,383,004

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended August 31,	Three Months Ended August 31,
	2008 (Unaudited)	2007 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(444,068)	$352,358
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and impairment of equipment	31,613	5,269
Dividends on preferred stock	—	—
Gain on Sale of intangible assets	—	(479,043)
Amortization of intangibles	30,000	4,943
Increase of other assets	(17,500)
Preferred and common stock issued for services	156	—
Changes in assets and liabilities, net of the
effect from acquisition:
Accounts receivable	(1,069)	15,843
Royalty/Licensee receivable	—	30,845
Inventory	(20,824)	—
Prepaid expenses and other assets	(10,450)	—
Accounts payable	(32,652)	(394,146)
Accrued expenses and other current liabilities	(25,132)	429,499
Accrued payroll taxes	—	106,629
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(489,926)	72,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Artisanal, net of expenses	—	(3,192,911)
Purchase of fixed assets	(13,298)	—
Cash flow from investing activities of discontinued operations	0	863,747
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(13,298)	(2,329,164)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Increase in notes payable	—	(105,697)
Payment of shareholder note	(38,312)	(197,747)
Sale of preferred stock	—	3,915,000
Payment of note payable	(40,159)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	(78,471)	3,611,556

NET INCREASE IN CASH	(581,695)	1,354,589

CASH AT BEGINNING OF YEAR	750,133	18,159

CASH AT END OF PERIOD	$168,438	$1,372,748

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$9,000
Income taxes	—	—
Non-cash financing activies:
Common shares issued for services	2,500	—
Preferred shares issued for dividends	156,450	—
Seller financing for the purchase of Artisanal		1,200,000
Payables paid with issuance of equity	—	530,000
Artisanal liabilites assumed	$—	$688,723

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

THREE MONTHS ENDED AUGUST 31, 2008

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of American Home Food Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the three months ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2008. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

2.	ACQUISITIONS

On August 15, 2007, the Company acquired all right, title and interest to 100% of the issued and outstanding membership interests of Artisanal Cheese, LLC (“Artisanal”). The purchase price for this acquisition was approximately $4.4 million plus legal and other professional costs (the “Artisanal Acquisition”). Pursuant to the membership interest purchase agreement, the Company (i) paid $3,200,000 to the members of Artisanal Cheese, LLC, (ii) issued a note payable for $700,000 which bears no interest and was payable on or before November 14, 2007; (iii) issued a note payable for $130,000 which bears interest at 5% per annum and is payable over a three year period; (iv) issued a note payable for $370,000 which bears interest at 5% per annum and is payable over a three year period; and (v) issued a note payable to a former Artisanal shareholder for $228,000 payable in one year with payments due quarterly of $57,000 per quarter without interest, payable either in cash or product to one or more of the former shareholders restaurant establishments. As part of this transaction, the Company also entered into (vi) a five-year preferred vendor agreement with two restaurants which are affiliated with the seller; (vii) a five-year product development agreement with the same two restaurants; (viii) a trademark license agreement granting a royalty-free license to a former member of Artisanal Cheese, LLC, to utilize certain trademarks and names in connection with his restaurant establishments; (ix) a one-year consulting agreement with a former member of Artisanal Cheese, LLC; and (x) a transitional services agreement pursuant to which the company shall receive equipment and non-equipment services for one year and comptroller services for four months .

The operating results for Artisanal are included in the accompanying Consolidated Statements of Operations from the date of the acquisition.

The Company has recorded $96,500 of amortization on its intangibles to date.

Pro-forma operations as if the Artisanal Cheese LLC acquisition had been acquired for the recent fiscal year and the comparable prior year are as follows:

Pro-forma Quarter ended August 31, 2007
Sales	$1,089,940
Loss from continuing operations	$(108,648)
Income to common shareholders	$216,591

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Trade Accounts Receivable and Other Receivables, Net

The Company’s accounts receivable consist primarily of amounts due from customers for the sale of its products. The Company records an allowance for doubtful accounts based on management’s estimate of collectability of such trade and notes receivables outstanding. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any. The recorded allowance at August 31, 2008 and May 31, 2008, was $1,128 and $1,800, respectively.

Revenue Recognition

The Company recognizes revenues associated with the sale of its products at the time of delivery to customers.

Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses charge to operations for the three months ended August 31, 2008 was approximately $7,131.

Reclassifications

Certain reclassifications have been made to the prior quarter amounts presented to conform to the current period presentations.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123-R Share-Based Payment (“SFAS No. 123-R”). The Company records compensation expense using a fair-value-based measurement method for all awards granted. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Equity-based compensation for the three months ended August 31, 2008 and 2007 was $27,938 and $0, respectively.

Net Income/(Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. For the three months ended August 31, 2008, diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive. Options have been excluded in the amount of 770,000 for the three months ended August 31, 2008.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, and accounts payable, approximated fair value as of August 31, 2008, because of the relatively short-term maturity of these instruments and their market interest rates. Since a portion of long-term debt is in default, it is not possible to estimate its value.

Recent Accounting Pronouncements

Any new accounting pronouncements issued but not yet effective have been deemed not to be relevant to the operations of the Company, hence the effects of such undisclosed new accounting pronouncements will have no effect on the Company.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

August 31,	May 31,
2008	2008
Trade accounts receivable	$378,772	$378,639
Employees	2,137	1,935
	380,909	380,574
Less allowance for doubtful accounts	(1,128)	(1,863)
	$379,781	$378,711

5.	INVENTORIES

Inventories are valued on a first-in-first-out (FIFO) basis. Inventories consisted of the following:

August 31,	May 31,
2008	2008
Cheese Inventory	$333,709	$327,067
Shipping/Packing Material Inventory	55,973	38,592
Accessories & Books Inventory	39,710	41,352
Beverage	3,203	4,760
	$432,595	$411,771

6.	PREPAID EXPENSES

At August 31, 2008, the Company’s had prepaid expenses of $76,996, which consisted primarily of prepaid utility contracts of $12,126, marketing materials of $19,890, catalog costs of $13,121, and prepaid insurance of $26,722.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of August 31, 2008, the Company had accrued expenses and other liabilities of $145,311 which consisted primarily of $38,124 for professional fees, $23,260 for accounting fees, $6,807 for commissions, $8,882 for prepaid cheese clubs and $68,238 for other various items. As of May 31, 2008, the Company had accrued expenses and other liabilities of $295,510 which consisted primarily of $113,000 in accrued liquidating damages, $33,760 for professional fees, $34,792 for accounting fees, $18,008 for commissions, $11,552 for prepaid cheese clubs and $84,398 for other various items.

8.	ACCRUED PAYROLL TAXES

The Company prior to the acquisition of Artisanal remains in arrears with paying payroll taxes of approximately $650,000. The Company is currently negotiating a payment program with the relevant tax authorities.

9.	SHAREHOLDERS’ EQUITY

Preferred Stock Issuances

On August 31, 2008, the Company issued to preferred shareholders a total of 156,450 shares of preferred stock representing the preferred stock dividends through August 31, 2008.

Common Stock Issuances

Pursuant to a Registration Rights Agreement with each preferred shareholder, the Company agreed to file a registration statement with respect to the preferred shares issued and the number of common shares necessary to enable all holders to have resale rights in the common stock underlying their preferred stock if and when converted, or upon a redemption payable in common stock. As an inducement for the Company to undertake the registration process in a timely manner, the Registration Rights Agreement included a liquidated damage penalty if the Company failed to meet certain target dates or failed to register the shares altogether. The Company filed a registration statement in May 2008. In the meantime, recent amendments to Rule 144 have effectively shortened the holding periods for both non-affiliates and affiliates. Consequently, substantially all of the shares included in the Company’s registration statement have become unrestricted and freely-tradeable, thereby obviating the need to pursue the Registration Statement any further. The registration statement was subsequently withdrawn. All costs relating to the registration statement have been borne by the Company. The Company has issued 347,668 shares of common stock to the preferred shareholders representing the liquidating damage penalty.

In July 2008, the Company issued 10,000 shares of common stock in exchange for the rights to the website name “Artisanalpremium.com”. The company recorded an expense of $2,500 in connection with these shares.

Stock Option

No common stock options were issued during the three month period ended August 31, 2008.

10.	RELATED PARTY TRANSACTIONS

The wife of Daniel W. Dowe, the Company’s Chief Executive Officer and Chief Financial Officer, periodically provides legal and administrative services to the Company. For the quarter ended August 31, 2008, Ms. Dowe received $15,000 for legal and administrative work performed throughout the year for the Company. For the quarter ended August 31, 2007, Mrs. Dowe received $10,500 for legal and administrative work performed throughout the quarter and $25,000 for legal work relating to the closing of the Artisanal Cheese LLC transaction.

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

11.	GAIN ON DISCONTINUED OPERATIONS

On August 15, 2007, the Company sold all of its intangible property relating to the building material business (“Por Rok intangibles”) to GT Holding, LLC (“GTH”). In exchange for these assets, the Company received $850,000 in cash and GTH assumed approximately $73,000 of the Company’s liabilities. This resulted in a gain from disposition of assets of the discontinued building material business in the amount of $ 479,043 for fiscal year 2008.

The prior year balance sheet, results of operations and cash flows for the Por Rok intangibles has been reclassified as discontinued operations.

Summarized results of the discontinued operations are as follows:
Quarter ended August 31, 2007
Net Sales	$52,039

Income/(loss) from operations	43,528
Gain on sale of operations	479,043
Net gain/(loss) on discontinued operations	$522,571

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-Q. The Financial Statements for the three month period ending August 31, 2008, included in this Form 10-Q are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Three Months ending August 31, 2008 v. August 31, 2007

In the three month period ended August 31, 2008, the Company had sales of $1,170,864 versus $167,111 in the corresponding three month period in 2007. Cost of goods sold in this period was $870,342 which was 74% versus 67% for the same period in 2007.

In this three month period, the Company recorded a net loss from operations of $444,068 versus a net loss of $170,213 for the same period in 2007. The net loss to common shareholders during this period 2008 was $600,518 versus a net income of $221,983 during the same period in 2007. Of the net loss, $156,450 was attributable to non-cash stock dividends paid to preferred shareholders during the first quarter in the form of new shares of preferred. In 2007, the Company generated a gain of $522,571 on the sale of its former intangible assets relating to the building material business and the discontinuation of its royalty-generating business. The net gain was attributable primarily to the sale of the Company’s intangible assets relating to the building material business. In 2008, the Company incurred $4,405 in interest charges, which is attributable primarily to interest on long-term debt owed to the former members of Artisanal Cheese LLC. The Company also incurred $30,000 of amortization charges relating to the intangible assets and $31,614 of depreciation on the fixed assets.

On August 31, 2008, the Company had $1,057,810 in current liquid assets, which consisted primarily of cash of $168,438, inventory of $432,595 and accounts receivable of $379,871. The Company had leasehold improvements and equipment of $778,113 and intangibles of $3,817,513 net of amortization.

Liquidity and Financial Resources at August 31, 2008

As of August 31, 2008, the Company had $1,495,336 in current liabilities, which includes a residual balance of $17,168 on a $228,000 note providing for quarterly payments in kind to one of the former shareholders’ restaurants. The Company had accounts payable of $621,590, accrued taxes of $650,377 and accrued expenses and other current liabilities totaling $145,311. The Company’s current liabilities also include outstanding prepaid gift certificates and other deferred revenue totaling $60,890.

In the last fiscal year, the Company undertook a $5.2 million private placement of redeemable convertible preferred stock. By mid-August 2007, the company had raised $3,900,000 of equity for which it issued 3,900,000 shares of preferred stock. The Company used most of these funds to acquire the membership interests of Artisanal Cheese, LLC, for a purchase price of $4,400,000. The members agreed to accept cash of $3,200,000 and sellers’ notes totaling $1,200,000. By mid-December 2007, the company had raised an additional $1,300,000 and reduced the seller’s notes by $700,000. The balance was used for additional operating capital.

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

The Company intends to complete its plan to close on a two-part senior debt facility consisting of an asset-based revolving line of credit secured by the accounts receivable of the company and then a term loan in the range of $1 million secured by all of the other assets of the Company. This senior financing was contemplated as part of the acquisition of Artisanal Cheese LLC in August 2007. The Company has provided audited financial statements for the year ended May 31, 2008 to prospective lenders and anticipates closing a loan facility by the close of the second quarter. The cost of this facility is expected to be at current prime rates.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see Note 3 to our financial statements.

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

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Omitted.

Item 4T.	Controls and Procedures

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

(b)	Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2008, our internal control over financial reporting is effective based on these criteria. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this quarterly report.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2008, the Company issued 10,000 shares of common stock in exchange for the rights to the website name “www.artisanalpremium.com”. The company recorded an expense of $2,500 in connection with these shares.

Item 3.	Defaults Upon Senior Securities.	None.

Item 4.	Submission of Matters to a Vote of Security Holders.	None.

Item 5.	Other Information.

The last Annual Meeting of Shareholders was held on January 28, 2005 at which the Company received majority votes in favour of: changing the Company’s name to American Home Food Products, undertaking a 1-for-7 reverse stock split and ratifying the election of its independent outside auditors. Since then, the company had pursued several operating businesses that could serve as growth platforms in various product categories. However, for various reasons not attributable to the Company, the transaction could not be brought to a close until August 2007 when the Company acquired Artisanal Cheese LLC. Management anticipates scheduling the next meeting of shareholders for a date within approximately sixty days of the filing of this Form 10-Q.

Item 6.	Exhibits.	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, American Home Food Products, Inc. has duly caused this report to be signed on its behalf by the undersigned person who is duly authorized to sign on behalf of the Company as its principal executive officer and principal financial officer.

AMERICAN HOME FOOD PRODUCTS, INC.

By:/ss/ Daniel W. Dowe
Daniel W. Dowe
Chief Executive Officer and Chief Financial Officer

Date: October 10, 2008