Form 10-Q
period 2008-11-30
American Home Food Products, Inc.
filed 2009-01-14
CIK 945634

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______.

AMERICAN HOME FOOD PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

New York	0-26112	41-1759882
(State of Jurisdiction)	(Commission File Number)	(IRS Employer I.D. No.)

500 West 37th Street	New York, New York	10018
(Address of Principal Executive offices)	(Zip Code)

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

No ☒

The Company had 7,835,316 shares of its $.001 par value common stock and 5,995,939 shares of its $.001 par value preferred stock issued and outstanding on November 30, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q	Incorporated Document

None

AMERICAN HOME FOOD PRODUCTS, INC.

ii

                                                                                               PART I

Page No.
Item 1.	Financial Information (Unaudited)

	Balance Sheets at November 30, 2008 and May 31, 2008	F-1

	Statements of Operations for the three and six months ended November 30, 2008 and November 30, 2007	F-2

	Statements of Cash Flows for the six months Ended November 30, 2008 and November 30, 2007	F-3

	Notes to Financial Statements	F-4

iii

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	November 30, 2008 (unaudited)	May 31, 2008 (audited)

CURRENT ASSETS:

Cash	$13,689	$750,133
Accounts receivable, net	470,254	378,711
Inventories	671,145	411,771
Prepaid expenses and other current assets	151,700	52,719

Total Current Assets	1,306,788	1,593,334

FIXED ASSETS, net	749,309	796,430
OTHER ASSETS	44,940	50,640
INTANGIBLES - at cost, net	3,794,873	3,830,461

	$5,895,910	$6,270,865

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$1,076,729	$654,242
Notes payable	—	55,500
Prepaid Gift Certificates and Other Deferred Revenue	69,222	67,909
Accrued expenses and other current liabilities	301,394	295,510
Accrued payroll taxes	650,377	650,377
Total Current Liabilities	2,097,722	1,723,538

LONG TERM DEBT, net of current portion	327,890	408,547
	327,890	408,547

COMMITMENTS AND CONTINGENCY	—

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.001 par value, 10,000,000 shares authorized, 5,995,939 and 5,664,500 shares issued and outstanding, respectively	5,996	5,665
Common stock - $0.001 par value, 40,000,000 shares authorized 7,835,316 and 7,427,649 shares issued and outstanding, respectively	7,835	7,428
Additional paid-in capital	16,432,179	16,285,242
Accumulated deficit	(12,975,712)	(12,159,555)

Total shareholders’ equity	3,470,298	4,138,780

	$5,895,910	$6,270,865

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended November 30,		Six Months Ended November 30,
	2008 Unaudited	2007 Unaudited	2008 Unaudited	2007 Unaudited

SALES	$1,299,220	$1,243,120	$2,470,084	$1,410,231

COST OF GOODS SOLD	915,306	941,418	1,785,648	1,053,478

GROSS PROFIT	383,914	301,702	684,436	356,753

SELLING, GENERAL AND ADMINISTRATIVE	700,825	502,097	1,379,396	660,720
DEPRECIATION AND AMORTIZATION	46,753	61,614	108,367	74,403

GAIN (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES AND INTEREST	(363,664)	(262,009)	(803,327)	(378,370)

OTHER INCOME( EXPENSES):
Interest income (expense)	(8,428)	(9,943)	(12,833)	(63,525)

GAIN (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(372,092)	(271,952)	(816,160)	(441,895)

INCOME TAXES	—	—	—	—

GAIN (LOSS) FROM CONTINUING OPERATIONS	(372,092)	(271,952)	(816,160)	(441,895)

DISCONTINUED OPERATIONS

INCOME FROM OPERATIONS, net of tax	—	—	—	43,528

GAIN ON SALE OF OPERATIONS, net of tax	—	—	—	479,043
NET GAIN ON DISCONTINUED OPERATIONS	—	—	—	522,571

NET INCOME (LOSS) -	$(372,092)	$(271,952)	$(816,160)	$80,676

LESS PREFERRED STOCK DIVIDEND	(174,639)	(136,950)	(331,089)	(136,950)
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(546,731)	$(408,902)	$(1,147,249)	$(56,274)

INCOME (LOSS) PER COMMON SHARE - CONTINUING OPERATIONS:
Basic	$(0.05)	$(0.04)	$(0.11)	$(0.09)
Diluted	$(0.05)	$(0.04)	$(0.11)	$(0.09)

INCOME (LOSS) PER COMMON SHARE - DISCONTINUED OPERATIONS:
Basic	$—	$—	$—	$0.10
Diluted	$—	$—	$—	$0.10

INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.07)	$(0.06)	$(0.15)	$(0.01)
Diluted	$(0.07)	$(0.06)	$(0.15)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: basic	7,810,316	6,927,649	7,682,760	5,120,504
diluted	7,810,316	6,927,649	7,682,760	5,120,504

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended November 30,
	2008 (Unaudited)	2007 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(816,160)	$(441,895)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and impairment of equipment	63,226	36,883
Amortization of intangibles	45,140	34,943
Increase of other assets	(10,000)	—
Preferred and common stock issued for services	15,543	76,100
Changes in assets and liabilities, net of the effect from acquisition:
Accounts receivable	(91,542)	(169,474)
Royalty/Licensee receivable	—	30,845
Inventory	(259,374)	(440,673)
Prepaid expenses and other assets	(92,833)	(81,600)
Accounts payable	422,487	100,111
Accrued expenses and other current liabilities	(48,018)	350,183
Accrued payroll taxes	—	109,454
Cash flow from operations of discontinued operations	—	43,528
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(771,531)	(351,595)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Artisanal, net of expenses	—	(3,262,013)
Increase in other assets	—	(24,729)
Purchase of fixed assets	(16,107)	(43,258)
Cash flow from investing activities of discontinued operations	—	863,747
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(16,107)	(2,466,253)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Increase in notes payable	—	(105,697)
Payment of shareholder note	(55,480)	(219,940)
Sale of preferred stock	—	5,000,000
Loan proceeds	187,351	—
Payment of long-term debt	—	(12,903)
Payment of note payable	(80,677)	(700,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	51,194	3,961,460

NET INCREASE IN CASH	(736,444)	1,143,612

CASH AT BEGINNING OF YEAR	750,133	18,159

CASH AT END OF PERIOD	$13,689	$1,161,771

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$9,000
Income taxes	—	—
Non-cash financing activies:
Common shares issued for services	50,000	76,100
Preferred shares issued for dividends	331,089	—
Seller financing for the purchase of Artisanal	—	1,200,000
Payables paid with issuance of equity	—	530,000
Artisanal liabilites assumed	$—	$745,516

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

SIX MONTHS ENDED NOVEMBER 30, 2008

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of American Home Food Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the six months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2008. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

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

The Company has recorded $111,640 of amortization on its intangibles to date.

Pro-forma operations as if the Artisanal Cheese LLC acquisition had been acquired for the recent fiscal year and the comparable prior year are as follows:

Pro-forma Six months ended November 30, 2007
Sales	$2,333,060
Loss from continuing operations	$(380,600)
Loss to common shareholders	$(61,936)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Trade Accounts Receivable and Other Receivables, Net

The Company's accounts receivable consist primarily of amounts due from customers for the sale of its products. The Company records an allowance for doubtful accounts based on management's estimate of collectability of such trade and notes receivables outstanding. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any. The recorded allowance at November 30, 2008 and May 31, 2008, was $3,233 and $1,800, respectively.

Revenue Recognition

The Company recognizes revenues associated with the sale of its products at the time of delivery to customers.

Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses charge to operations for the six months ended November 30, 2008 was approximately $7,131.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123-R Share-Based Payment (“SFAS No. 123-R”). The Company records compensation expense using a fair-value-based measurement method for all awards granted. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Equity-based compensation for the six months ended November 30, 2008 and 2007 was $43,376 and $61,500 respectively.

Net Income/(Loss) Per Share

In accordance with SFAS No. 128, "Earnings Per Share", basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. For the six months ended November 30, 2008, diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive. Options have been excluded in the amount of 770,000 for the six months ended November 30, 2008.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, and accounts payable, approximated fair value as of November 30, 2008, because of the relatively short-term maturity of these instruments and their market interest rates. Since a portion of long-term debt is in default, it is not possible to estimate its value.

Recent Accounting Pronouncements

Any new accounting pronouncements issued but not yet effective have been deemed not to be relevant to the operations of the Company, hence the effects of such undisclosed new accounting pronouncements will have no effect on the Company .

4.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	November 30, 2008	May 31, 2008
Trade accounts receivable	$470,492	$378,639
Employees	2,995	1,935
	473,487	380,574
Less allowance for doubtful accounts	(3,233)	(1,863)
	$470,254	$378,711

5.	INVENTORIES

Inventories are valued on a first-in-first-out (FIFO) basis. Inventories consisted of the following:

	November 30, 2008	May 31, 2008
Cheese Inventory	$539,508	$327,067
Shipping/Packing Material Inventory	70,372	38,592
Accessories & Books Inventory	56,640	41,352
Beverage	4,625	4,760
	$671,145	$411,771

6.	PREPAID EXPENSES

At November 30, 2008, the Company’s had prepaid expenses of $151,700, which consisted primarily of prepaid utility contracts of $9,308, product insurance claim of $20,541, shipping service claim of $15,700, marketing materials – artwork of $36,690, catalog development costs of $34,708, and prepaid insurance of $14,472.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of November 30, 2008, the Company had accrued expenses and other liabilities of $301,394 which consisted primarily of $43,050 for professional fees, $2,999 for commissions, $10,004 for prepaid cheese club, $187,351 short-term bridge loan and $57,990 for other various items. As of May 31, 2008, the Company had accrued expenses and other liabilities of $295,510 which consisted primarily of $113,000 in accrued liquidating damages, $33,760 for professional fees, $34,792 for accounting fees, $18,008 for commissions, $11,552 for prepaid cheese clubs and $84,398 for other various items.

8.	ACCRUED PAYROLL TAXES

The Company prior to the acquisition of Artisanal remains in arrears with paying payroll taxes of approximately $650,000. The Company is currently negotiating a payment program with the relevant tax authorities.

9.	SHAREHOLDERS’ EQUITY

Preferred Stock Issuances

During the six months ended November 30, 2008, the Company issued to preferred shareholders a total of 331,089 shares of preferred stock representing the preferred stock dividends through November 30, 2008.

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

In July 2008, the Company issued 50,000 shares of common stock to one of its employees vesting over two years. The company recorded deferred compensation of $8,000 in connection with these shares.

Stock Option

No common stock options were issued during the six month period ended November 30, 2008.

10.	RELATED PARTY TRANSACTIONS

The wife of Daniel W. Dowe, the Company’s Chief Executive Officer and Chief Financial Officer, periodically provides legal and administrative services to the Company. For the quarter ended November 30, 2008, Ms. Dowe received $15,000 for legal and administrative work performed throughout the year for the Company. In the three months ended November 30, 2007 Ms. Dowe received $25,000 for legal work in connection with finalizing the Artisanal Acquisition.

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
Six months ended November 30, 2007
Net Sales	$52,039
Income/(loss) from operations	43,528
Gain on sale of operations	479,043
Net gain/(loss) on discontinued operations	$522,571

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-Q. The Financial Statements for the six month period ending November 30, 2008, included in this Form 10-Q are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Six months ending November 30, 2008 v. November 30, 2007

In the six month period ended November 30, 2008, the Company had sales of $2,470,084 versus $1,410,231 in the corresponding six month period in 2007. Cost of goods sold in this period was $1,785,648 which was 72% versus 75% for the same period in 2007.

In this six month period, the Company recorded a net loss from continuing operations before interest of $803,327 versus a net loss from operations before interest of $378,370 for the same period in 2007. The net loss to common shareholders during this period 2008 was $1,147,249 versus $56,274 during the same period in 2007. Of the net loss to common shareholders, $331,089 was attributable to non-cash stock dividends paid to preferred shareholders during the first two quarters of 2008 in the form of new shares of preferred versus $136,950 in 2007. In 2007, the Company generated a gain of $522,571 on the sale of its former intangible assets relating to the building material business and the discontinuation of its royalty-generating business. The net gain was attributable primarily to the sale of the Company’s intangible assets relating to the building material business. In 2008, the Company incurred $12,833 in interest charges, which is attributable primarily to interest on long-term debt owed to the former members of Artisanal Cheese LLC. The Company also incurred $45,140 of amortization charges relating to the intangible assets and $63,226 of depreciation on the fixed assets.

On November 30, 2008, the Company had $1,306,788 in current liquid assets, which consisted primarily of cash of $13,689, inventory of $671,145 and accounts receivable of $470,254. The Company had leasehold improvements and equipment of $794,249 and intangibles of $3,794,873 net of amortization.

Liquidity and Financial Resources at November 30, 2008

As of November 30, 2008, the Company had $2,097,722 in current liabilities. The Company had accounts payable of $1,076,729, accrued taxes of $650,377 and accrued expenses and other current liabilities totaling $301,394. The Company’s current liabilities also include outstanding prepaid gift certificates and other deferred revenue totaling $69,222.

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

By the end of the third quarter, the Company intends to complete its plan to close on a two-part senior debt facility consisting of an asset-based revolving line of credit secured by the accounts receivable of the company and then a term loan in the range of $1 million secured by all of the other assets of the Company. This senior financing was contemplated as part of the acquisition of Artisanal Cheese LLC in August 2007. The Company has received a term sheet from a third-party asset-based lender for a revolving loan in an amount representing up to 80% of the company’s accounts receivable and 50% of its inventories. The cost of this facility is at current prime rates.

In the interim the Company in October 2008 proposed to the existing preferred shareholders a $500,000 bridge financing. Four of the preferred shareholders participated in the bridge loan in an amount directly proportionate to their interest in the preferred shares for a total bridge loan of $187,000. The bridge loan bears interest at 12% per annum and matures on January 15, 2009. It is secured by the assets of the Company. The bridge loan will be paid with the proceeds of the aforementioned asset-based financing.

For so long as more than $1,500,000 of the Preferred stock is issued and outstanding, the Company shall require the prior written consent of holders representing two-thirds of the Preferred stock issued and outstanding to (a) sell, merge with, acquire or consolidate with another business entity, (b) incur additional leverage beyond the leverage contemplated by the Company and Holders as part of the Company’s acquisition of Artisanal Cheese, LLC, or (c) issue any new shares of common stock or securities convertible or exercisable into Common Stock in excess of 2% of the shares of Common Stock issued and outstanding on a fully diluted basis as of August 14, 2007, excluding the Management Stock Option granted to Messrs. Dowe and Feeney.  At no time shall such securities be sold or granted at a price less than the thirty cents ($.30) per share Conversion Price. If the Company cannot obtain the requisite two-thirds approval, these restrictions may affect our liquidity and our ability to execute our business plan.

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

(b)	Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2008, our internal control over financial reporting is effective based on these criteria. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this quarterly report.

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

In October 2008, the Company issued 50,000 shares of common stock to an employee. The company recorded a deferred expense of $8,000 in connection with these shares.

Item 3.	Defaults Upon Senior Securities.	None.

Item 4.	Submission of Matters to a Vote of Security Holders.	None.

Item 5.	Other Information.	None.

Item 6.	Exhibits.	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, American Home Food Products, Inc. has duly caused this report to be signed on its behalf by the undersigned persons who are duly authorized to sign on behalf of the Company as its principal executive officer and principal financial officer and principal accounting officer.

AMERICAN HOME FOOD PRODUCTS, INC.

By:/ss/ Daniel W. Dowe
Daniel W. Dowe
Chief Executive Officer and Chief Financial Officer

Date: January 14, 2009

By:	/ss/ Patrick C. Brady
Patrick C. Brady
Senior Corporate Controller Principal Accounting Officer

Date: January 14, 2009