Form 10-Q
period 2009-02-28
American Home Food Products, Inc.
filed 2009-04-03
CIK 945634

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO ______.

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

The Company had 7,835,316 shares of its $.001 par value common stock and 6,170,578 shares of its $.001 par value preferred stock issued and outstanding on February 28, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q	Incorporated Document

None

AMERICAN HOME FOOD PRODUCTS, INC.

ii

PART I

Page No.

Item 1.	Financial Information (Unaudited)

	Balance Sheets at February 28, 2009 and May 31, 2008	F-1

	Statements of Operations for the three and nine months ended February 28, 2009 and February 29, 2008	F-2

	Statements of Cash Flows for the nine months Ended February 28, 2009 and February 29, 2008	F-3

	Notes to Financial Statements	F-4

iii

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

	February 28, 2009	May 31, 2008

	(unaudited)	(audited)

ASSETS

CURRENT ASSETS:

Cash	$10,319	$750,133
Accounts receivable, net	490,187	378,711
Inventories	440,381	411,771
Prepaid expenses and other current assets	227,737	52,719

Total Current Assets	1,168,624	1,593,334

FIXED ASSETS, net	733,629	796,430
OTHER ASSETS	44,787	50,640
INTANGIBLES - at cost, net	3,785,747	3,830,461

	$5,732,787	$6,270,865

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$869,869	$654,242
Notes payable	543,745	55,500
Prepaid Gift Certificates and Other Deferred Revenue	73,995	67,909
Accrued expenses and other current liabilities	64,338	295,510
Accrued payroll taxes	480,769	650,377

Total Current Liabilities	2,032,716	1,723,538

LONG TERM DEBT, net of current portion	286,863	408,547

	286,863	408,547

COMMITMENTS AND CONTINGENCY	—

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.001 par value, 10,000,000 shares authorized, 6,170,578 and 5,664,500 shares issued and outstanding, respectively	6,171	5,665
Common stock - $0.001 par value, 40,000,000 shares authorized 7,835,316 and 7,427,649 shares issued and outstanding, respectively	7,835	7,428
Additional paid-in capital	16,449,085	16,285,242
Accumulated deficit	(13,049,885)	(12,159,555)

Total shareholders’ equity	3,413,206	4,138,780

	$5,732,787	$6,270,865

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	February 28, 2009 Unaudited	February 29, 2008 Unaudited	February 28, 2009 Unaudited	February 29, 2008 Unaudited

SALES	$2,169,963	$2,357,225	$4,640,047	$3,767,456

COST OF GOODS SOLD	1,454,448	1,597,267	3,240,096	2,650,745

GROSS PROFIT	715,515	759,958	1,399,951	1,116,711

SELLING, GENERAL AND ADMINISTRATIVE	729,050	668,830	2,108,446	1,329,550
(Includes equity-based compensation of $17,079, $28,740, $58,813, and $90,115, respectively)
DEPRECIATION AND AMORTIZATION	48,239	62,869	156,606	137,272

GAIN (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INTEREST	(61,774)	28,259	(865,101)	(350,111)

OTHER INCOME(EXPENSES):
Interest income (expense)	(10,394)	(10,267)	(23,227)	(73,792)

GAIN (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(72,168)	17,992	(888,328)	(423,903)

INCOME TAXES	—	—	—	—

GAIN (LOSS) FROM CONTINUING OPERATIONS	(72,168)	17,992	(888,328)	(423,903)

DISCONTINUED OPERATIONS

INCOME FROM OPERATIONS, net of tax	—	—	—	43,528

GAIN ON SALE OF OPERATIONS, net of tax	—	—	—	479,043

NET GAIN ON DISCONTINUED OPERATIONS	—	—	—	522,571

NET INCOME (LOSS) -	$(72,168)	$17,992	$(888,328)	$98,668

LESS PREFERRED STOCK DIVIDEND	(174,639)	(156,450)	(505,728)	(293,400)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(246,807)	$(138,458)	$(1,394,056)	$(194,732)

INCOME (LOSS) PER COMMON SHARE - CONTINUING OPERATIONS:
Basic	$(0.01)	$0.00	$(0.12)	$(0.08)

Diluted	$(0.01)	$0.00	$(0.12)	$(0.08)

INCOME (LOSS) PER COMMON SHARE - DISCONTINUED OPERATIONS:
Basic	$—	$—	$—	$0.10

Diluted	$—	$—	$—	$0.10

INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.03)	$(0.02)	$(0.18)	$(0.04)

Diluted	$(0.03)	$(0.02)	$(0.18)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
basic	7,835,316	6,927,649	7,720,899	5,120,504
diluted	7,835,316	6,927,649	7,720,899	5,120,504

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended Feb. 28, 2009	Nine Months Ended Feb. 29, 2008

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(888,327)	$(194,731)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Dividends on preferred stock	—	68,497
Gain on Sale of intangible assets	—	(479,043)
Depreciation and impairment of equipment	94,840	—
Amortization of intangibles	61,766	64,959
Increase of other assets	(17,500)	30,909
Preferred and common stock issued for services	32,624	293,400
Changes in assets and liabilities, net of the effect from acquisition:
Accounts receivable	(111,475)	(201,837)
Royalty/Licensee receivable	—	30,845
Inventory	(28,610)	(190,568)
Prepaid expenses and other assets	(168,717)	(206,358)
Accounts payable	213,627	(396,932)
Accrued expenses and other current liabilities	(92,951)	408,337
Accrued payroll taxes	(169,608)	104,836
Cash flow from operations of discontinued operations	—	—

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,074,331)	(667,686)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Artisanal, net of expenses	—	(3,235,913)
Purchase of fixed assets	(32,040)	(52,393)
Cash flow from investing activities of discontinued operations	—	863,747

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(32,040)	(2,424,559)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Increase in notes payable	—	(163,197)
Payment of shareholder note	488,265	(277,440)
Sale of preferred stock	—	5,217,477
Payment of long-term debt	(121,704)	—
Payment of note payable	—	(738,869)

NET CASH PROVIDED BY FINANCING ACTIVITIES	366,561	4,037,971

NET INCREASE IN CASH	(739,810)	945,726

CASH AT BEGINNING OF YEAR	750,133	18,159

CASH AT END OF PERIOD	$10,323	$963,885

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$9,000

Income taxes	—	—

Non-cash financing activities:
Common shares issued for services	50,000	76,100

Preferred shares issued for dividends	505,728

Seller financing for the purchase of Artisanal	—	1,200,000

Payables paid with issuance of equity	—	530,000

Artisanal liabilities assumed	$—	$745,516

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2009
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of American Home Food Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the nine months ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2008. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

2.	ACQUISITIONS

On August 15, 2007, the Company acquired all right, title and interest to 100% of the issued and outstanding membership interests of Artisanal Cheese, LLC (“Artisanal”). The purchase price for this acquisition was approximately $4.4 million plus legal and other professional costs (the “Artisanal Acquisition”). Pursuant to the membership interest purchase agreement, the Company (i) paid $3,200,000 to the members of Artisanal Cheese, LLC, (ii) issued a note payable for $700,000 which bears no interest and was payable on or before November 14, 2007; (iii) issued a note payable for $130,000 which bears interest at 5% per annum and is payable over a three year period; (iv) issued a note payable for $370,000 which bears interest at 5% per annum and is payable over a three year period; and (v) issued a note payable to a former Artisanal shareholder for $228,000 payable in one year with payments due quarterly of $57,000 per quarter without interest, payable either in cash or product to one or more of the former shareholders restaurant establishments. As part of this transaction, the Company also entered into (vi) a five-year preferred vendor agreement with two restaurants which are affiliated with the seller; (vii) a five-year product development agreement with the same two restaurants; (viii) a trademark license agreement granting a royalty-free license to a former member of Artisanal Cheese, LLC, to utilize certain trademarks and names in connection with his restaurant establishments; (ix) a one-year consulting agreement with a former member of Artisanal Cheese, LLC; and (x) a transitional services agreement pursuant to which the company shall receive equipment and non-equipment services for one year and comptroller services for four months.

The operating results for Artisanal are included in the accompanying Consolidated Statements of Operations from the date of the acquisition.

The Company has recorded $128,266 of amortization on its intangibles to date.

Pro-forma operations as if the Artisanal Cheese LLC acquisition had been acquired for the recent fiscal year and the comparable prior year are as follows:

Pro-forma Nine months ended February 29, 2008

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

Trade Accounts Receivable and Other Receivables, Net

The Company’s accounts receivable consist primarily of amounts due from customers for the sale of its products. The Company records an allowance for doubtful accounts based on management’s estimate of collectability of such trade and notes receivables outstanding. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any. The recorded allowance at February 28, 2009 and May 31, 2008, was $2,233 and $1,800, respectively.

Revenue Recognition

The Company recognizes revenues associated with the sale of its products at the time of delivery to customers.

Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses charge to operations for the nine months ended February 28, 2009 was approximately $7,296.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123-R Share-Based Payment (“SFAS No. 123-R”). The Company records compensation expense using a fair-value-based measurement method for all awards granted. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Equity-based compensation for the nine months ended February 28, 2009 and February 29, 2008 was $58,818 and $90,115 respectively.

Net Income/(Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. For the nine months ended February 28, 2009, diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive. Options have been excluded in the amount of 770,000 for the nine months ended February 28, 2009.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, and accounts payable, approximated fair value as of February 28, 2009, because of the relatively short-term maturity of these instruments and their market interest rates. Since a portion of long-term debt is in default, it is not possible to estimate its value.

Recent Accounting Pronouncements

Any new accounting pronouncements issued but not yet effective have been deemed not to be relevant to the operations of the Company, hence the effects of such undisclosed new accounting pronouncements will have no effect on the Company.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	February 28, 2009	May 31, 2008

Trade accounts receivable	$488,248	$378,639
Employees	4,172	1,935

	492,420	380,574
Less allowance for doubtful accounts	(2,233)	(1,863)

	$490,187	$378,711

5.	INVENTORIES

Inventories are valued on a first-in-first-out (FIFO) basis. Inventories consisted of the following:

	February 28, 2009	May 31, 2008

Cheese Inventory	$261,924	$327,067

Shipping/Packing Material Inventory	103,853	38,592
Accessories & Books Inventory	70,224	41,352
Beverage	4,380	4,760

	$440,381	$411,771

6.	PREPAID EXPENSES

At February 28, 2009, the Company’s had prepaid expenses of $227,737, which consisted primarily of prepaid utility contracts of $14,116; product insurance claim of $23,974; shipping service claim of $9,604; marketing materials including artwork of $36,690, catalog development costs of $74,210, and legal fees of $14,776; a loan commission of $15,000 and prepaid insurance of $25,961.

7.	NOTES PAYABLE

In October 2008 the Company proposed to the existing preferred shareholders a $500,000 bridge financing. Four of the preferred shareholders participated in the bridge loan in an amount directly proportionate to their interest in the preferred shares for a total bridge loan of $187,000. The bridge loan bears interest at 12% per annum and matured on January 15, 2009. It is secured by the assets of the Company. The bridge loan was paid with the proceeds of the asset-based financing secured in February 2009.

In February 2009, the Company closed on a revolving line of credit in an amount representing up to 85% of the company’s accounts receivable and 50% of its inventories with a maximum loan amount of $750,000. The cost of this facility is at Prime Rate plus 2%. The Prime Rate at February 28, 2009, was 3.25%. The line of credit is secured by the assets of the Company and has various covenants for collateral management fees, change of control provisions and a guarantee. During the next quarter, the Company intends to offer an additional $2.2 million of Preferred Stock to complete its original acquisition financing and to provide for the Company’s business development strategy for 2009. The terms of such preferred equity offering are still being determined and there is no guarantee such monies will be raised.

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of February 28, 2009, the Company had accrued expenses and other liabilities of $64,338 which consisted primarily of $4,260 for professional fees, $10,188 for commissions, $10,085 for prepaid cheese club, sales tax payable of $4,554 and $35,249 for other various items. As of May 31, 2008, the Company had accrued expenses and other liabilities of $295,510 which consisted primarily of $113,000 in accrued liquidating damages, $33,760 for professional fees, $34,792 for accounting fees, $18,008 for commissions, $11,552 for prepaid cheese clubs and $84,398 for other various items.

9.	ACCRUED PAYROLL TAXES

The Company prior to the acquisition of Artisanal remains in arrears with paying payroll taxes of approximately $480,000. The Company is currently negotiating a payment program with the relevant tax authorities.

10.	SHAREHOLDERS’ EQUITY

Preferred Stock Issuances

During the nine months ended February 28, 2009, the Company issued to preferred shareholders a total of 505,728 shares of preferred stock representing the preferred stock dividends through February 28, 2009.

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

In October 2008, the Company issued 50,000 shares of common stock to one of its employees vesting over two years. The company recorded deferred compensation of $8,000 in connection with these shares.

Stock Option

No common stock options were issued during the nine month period ended February 28, 2009.

11.	RELATED PARTY TRANSACTIONS

The wife of Daniel W. Dowe, the Company’s Chief Executive Officer and Chief Financial Officer, periodically provides legal and administrative services to the Company. For the quarter ended February 28, 2009, Ms. Dowe received $15,000 for legal and administrative work performed throughout the year for the Company. In the three months ended February 29, 2008, Ms. Dowe received $25,000 for legal work in connection with preparation of a registration statement.

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

12.	GAIN ON DISCONTINUED OPERATIONS

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

Nine months ended February 29, 2008

Net Sales	$52,039

Income/(loss) from operations	43,528
Gain on sale of operations	479,043

Net gain/(loss) on discontinued operations	$522,571

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-Q. The Financial Statements for the nine month period ending February 28, 2009, included in this Form 10-Q are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Nine months ending February 28, 2009 v. February 29, 2008

          In the nine month period ended February 28, 2009, the Company had sales of $4,640,047 versus $3,767,456 in the corresponding nine month period in 2008. Cost of goods sold in this period was $3,240,096 which was 70% -- the same as in 2008 for the same period.

          In this nine month period, the Company recorded a net loss from continuing operations before interest of $888,328 versus a net loss from operations before interest of $423,903 for the same period in 2008. The net loss to common shareholders during this period 2009 was $1,394,056. For the same period in 2008, the net loss to common shareholders was $194,732. Of the net loss to common shareholders, $505,728 is attributable to non-cash stock dividends paid to preferred shareholders during the first three quarters of fiscal 2009 in the form of new shares of preferred versus $293,400 in 2009. In fiscal 2008, the Company generated a gain of $522,571 on the sale of its former intangible assets relating to the building material business and the discontinuation of its royalty-generating business. The net gain was attributable primarily to the sale of the Company’s intangible assets relating to the building material business. In fiscal 2009, the Company incurred $23,227 in interest charges, which is attributable primarily to interest on long-term debt owed to the former members of Artisanal Cheese LLC. The Company also incurred $61,766 of amortization charges relating to the intangible assets and $94,840 of depreciation on the fixed assets.

          On February 28, 2009, the Company had $1,168,624 in current liquid assets, which consisted primarily of cash of $10,319, inventory of $440,381 and accounts receivable of $490,187. The Company had leasehold improvements and equipment of $733,629 and intangibles of $3,785,747 net of amortization.

Three months ending February 28, 2009 vs. February 29, 2008

In the three month period ended February 28, 2009, the Company had sales of $2,169,963 versus $2,357,225 in sales in the corresponding three month period in 2008. Cost of goods sold in this period was $1,454,448 which was 67% of gross revenues, versus $1,597,267 and 68%, respectively, for the same period in 2008.

In this three month period, the Company recorded a net loss from operations before income taxes and interest of $61,774 versus a net gain from operations of $28,259 for the same period in 2008. The net loss to common shareholders during this period in 2009 was $72,168 versus a net gain of $17,992 during the same period in 2008.

The Company incurred interest charges $10,394 for the period 2009 versus $10,267 for the period 2008 in interest charges. The Company also incurred $48,239 of depreciation and amortization charges for the three month period 2009.

Liquidity and Financial Resources at February 28, 2009

          As of February 28, 2009, the Company had $2,032,716 in current liabilities. The Company had accounts payable of $869,869, a revolving line of credit of $543,745, accrued taxes of $480,769 and accrued expenses and other current liabilities totaling $64,338. The Company’s current liabilities also include outstanding prepaid gift certificates and other deferred revenue totaling $73,995.

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

          As part of the acquisition of Artisanal Cheese LLC in August 2007, the Company contemplated the need for approximately $1.5 million of additional senior asset-based financing. While the Company looked for this financing, in October 2008 the Company proposed to the existing preferred shareholders a $500,000 bridge financing. Four of the preferred shareholders participated in the bridge loan in an amount directly proportionate to their interest in the preferred shares for a total bridge loan of $187,000. The bridge loan bears interest at 12% per annum and matured on January 15, 2009. It is secured by the assets of the Company. The bridge loan was paid with the proceeds of the asset-based financing secured in February 2009.

          In February 2009, the Company closed on a revolving line of credit in an amount representing up to 85% of the company’s accounts receivable and 50% of its inventories with a maximum loan amount of $750,000. The cost of this facility is at current prime rates. The line of credit is secured by the assets of the Company. During the next quarter, the Company intends to offer an additional $2.2 million of Preferred Stock to complete its original acquisition financing and to provide for the Company’s business development strategy for 2009.

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

          All long-term liabilities are payable to the previous owners of Artisanal Cheese LLC and are being repaid in accordance with the terms of the two governing instruments. The short-term debt of $228,000 payable to the restaurants owned by former owners of Artisanal Cheese LLC was paid quarterly and retired in full in July 2008. The short-term bridge note of $187,000 entered October 2008 was paid in full in February 2009.

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

(b)	Management’s Report on Internal Control over Financial Reporting

          The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management has assessed the effectiveness of our internal control over financial reporting as of February 28, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of February 28, 2009, our internal control over financial reporting is effective based on these criteria. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this quarterly report.

(c)	Changes in Internal Control over Financial Reporting

          There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings. None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits.	The following exhibits are included with this filing:

	Exhibit 10.16	Financing Agreement between Summit Financial Resources L.P. and Artisanal Cheese LLC dated February 19, 2009.

	Exhibit 10.17	Addendum to Financing Agreement between Summit Financial Resources L.P. and Artisanal Cheese LLC dated February 19, 2009.

	Exhibit 10.18	Guarantee by Daniel W. Dowe in favor of Summit Financial Resources L.P.

	Exhibit 31.1	Certification of Principal Executive and Financial Officer.

	Exhibit 31.2	Certification of Principal Accounting Officer.

	Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, American Home Food Products, Inc. has duly caused this report to be signed on its behalf by the undersigned persons who are duly authorized to sign on behalf of the Company as its principal executive officer and principal financial officer and principal accounting officer.

AMERICAN HOME FOOD PRODUCTS, INC.

By:	/s/ Daniel W. Dowe

Daniel W. Dowe
Chief Executive Officer and Chief Financial Officer

Date: April 3, 2009

By:	/s/ Patrick C. Brady

Patrick C. Brady
Senior Corporate Controller
Principal Accounting Officer

Date: April 3, 2009