Form 10-K
period 2009-05-31
American Home Food Products, Inc.
filed 2009-09-14
CIK 945634

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2009.

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

Based on the closing sale price of $.29 on May 29, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $580,000.  The Company had 7,835,316 shares of its $.001 par value common stock and 6,599,717 shares of its $.001 par value preferred stock issued and outstanding on May 31, 2009.

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

Acquisition of Artisanal Cheese LLC

In December 2006, the Company filed with the Securities and Exchange Commission a Form 8-K announcing that it had entered into a non-binding Letter of Intent to acquire 100% of the ownership interests in a privately-held specialty food company.  On August 14, 2007 (the “Closing Date”) all terms of the transaction were agreed upon and the requisite funds were raised for the Company to acquire Artisanal Cheese, LLC.  The purchase price was $4.4 million in cash and notes and the assumption of approximately $700,000 in liabilities as part of the purchase consideration.  The Company raised approximately $3.9 million dollars through a private placement of Series A redeemable, convertible preferred stock by the Closing Date and then sold another $1.3 million of this series to close the offering of Series A shares. With this transaction, the Company sold its building material assets for approximately $1 million and recapitalized its existing debts primarily through a tax-free exchange of debt for equity and cash payments to satisfy other obligations (see “Sale of Building Material Business, below).   The Company’s then current president, Daniel W. Dowe, agreed to serve as Chairman and Chief Executive Officer for an additional three years.  As of August 2007, the Company moved its executive offices to 500 West 37th Street, New York, New York 10018, telephone number 212-871-3150.

In connection with the acquisition of Artisanal Cheese, LLC, the Company:

•
executed two sellers’ note--one in favor of each of the former members of Artisanal Cheese, LLC. The notes are for $130,000 and $370,000, respectively.  The note for $130,000 bears interest at 5% per annum and is payable in consecutive monthly payments of principal and interest in the amount of $3,896.22 commencing November 1, 2007.  The note for $370,000 bears interest at 5% per annum and is payable in consecutive monthly payments of principal and interest in the amount of $11,089.23 commencing November 1, 2007.  All principal and accrued interest on both notes shall be due and payable in full on October 1, 2010.  Both notes are secured pursuant to a Security Agreement pursuant to which the note holders have a first priority security interest in all assets of the Company except that the note holders have agreed to subordinate their security interest on those assets so that the Company may obtain asset-based debt financing.  As of May 31, 2009, the note balances are approximately $64,000 and $182,000, respectively.

•
executed a third note payable to one of the former members of Artisanal Cheese for $700,000.  The note was non-interest bearing and secured by a first priority security interest in all assets of the Company.  The principal was paid in full on November 15, 2007.

•
entered into a Transitional Services Agreement with Artisanal Group, LLC, a company owned by the former member of Artisanal Cheese, LLC, to provide equipment services for equipment leased by Artisanal Group for varying periods of up to three years, non-equipment services for no more than one year and comptroller services through December 2007.  The equipment services include telephones, computers, photocopiers, presentation equipment and delivery trucks and the non-equipment services encompass health, liability and auto insurances.  The Transitional Services Agreement was terminated in or about August 2008.

•
entered into a one-year Consulting Agreement with executive chef, Terrence Brennan, the founder of Artisanal Cheese LLC and owner of two Manhattan restaurants, Picholine and Artisanal Fromagerie & Bistro, to provide consulting services including advice on product mix, marketing plans in the retail sector and presentation to retail supermarket buyers.  Mr. Brennan received $13,000 every quarter for 24 hours worth of consulting services during each three month period.  The agreement also provides for a finder’s fee of $10,000 in connection with any supply or sales agreement between the Company and any strategic partner introduced to the Company by Mr. Brennan, with an additional payment of $20,000 if sales to the strategic partner exceed $500,000 in the aggregate. The Consulting Agreement also provides for office space for a period of one year for Mr. Brennan and two of his staff members at the Company’s principal offices located at 500 West 37th Street in New York City.   The Consulting Agreement expired in August 2008.

•
entered into a five-year Preferred Vendor Agreement with two restaurant establishments owned by the former member of Artisanal Cheese, LLC, pursuant to which the Company will supply the restaurants or their affiliates with any and all premium cheese products at a high volume discount and at prices not to exceed prices offered to other customers.  The restaurants are to purchase exclusively from the Company provided the Company can meet terms and conditions acceptable to the restaurants.  The Preferred Vendor Agreement also provides for a credit to the restaurant establishments which credit shall be applied to the first $228,000 worth of product, not to exceed $57,000 in any calendar quarter.  This credit is the result of the payoff in full at the closing of Artisanal by one of its former members of a certain loan to the Company.   As of May 31, 2009, the credit has been extinguished in full.  (See Notes to Financial Statements, Note 9 – Notes Payable).

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

As part of the company’s recapitalization in August 2007, certain creditors agreed to convert into equity the debt(s) owed to them by the Company and several other of the Company’s creditors agreed to accept $91,903 in cash and a total of 166,194 shares of common stock in exchange for satisfactions of their respective claims totaling approximately $411,125.  As a result of these settlements, the Company reduced its accounts payable by $161,327.85, increased paid-in capital by approximately $130,000 and reduced the gain on sale by approximately $60,000.

b.	Current Business Operation

Artisanal Cheese, LLC historically sold its products into the local Manhattan restaurant trade, through its website (www.artisanalcheese.com) and its printed catalogue and through fulfillment of catalogue and website orders from other luxury goods retailers that have contracts with the company.   The Company has developed an expansion plan around its Artisanal Premium Cheese brand.   By adding personnel in its sales division and with limited advertisement, the Company has already expanded the Artisanal brand further into premium foodservice outlets and retail stores with additional sales growth coming from its website, the catalogue and through corporate gift programs.

The Company and Its Industry

The specialty cheese business has been stated by recent industry reporting sources to be a $3.4 billion category measured in retail dollars in the United States.1 The Company believes the category lacks an identifiable cheese brand that stands for luxury, best-in-class status. Our mission is to become the first company to offer a select line of specialty, artisan and farmstead cheese products under one brand -- Artisanal Premium Cheese – and from a single source.  We intend to make the brand Artisanal Premium Cheese synonymous with outstanding, best-in-class cheese products.  Artisanal Premium will be the “name” consumers remember and reference for their cheese needs.  We will use our organization’s retail food marketing, cheese culinary expertise and passion to elevate consumer awareness of the superiority of specialty, artisan and farmstead cheese products.

The Market for Specialty, Artisan and Farmstead Cheese

The term “Specialty Cheese” refers to cheese products produced in a specialized manner (i.e. aging or treatment).  Even though they are made in larger quantities in commercial operations, like the well-known Italian Parmaggiano or Pecorino-Romano cheeses which are mass-produced, they have specialized production requirements that give the finished product a unique taste and texture.  The phrase “Artisan Cheese” refers to cheeses produced in smaller quantities and generally by hand or with little reliance on mechanical equipment or other commercial processes.  “Farmstead Cheeses” are those produced like Artisanal cheeses but are made only from the milk produced by animals that graze on the same property as the cheese production facility.

___________________________
1 Source Mintel/SPINS/AC Nielsen

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

Why Our Brand Is Needed

The Company believes the American palate has become increasingly desirable of sophisticated specialty cheese products. This groundswell of interest is continuing to grow and resulting in huge demand for more variety and availability of artisan and specialty cheeses.

•	Consumers want more and are willing to pay a premium pricebut the number of stores that offer such products is limited. There is much more demand than availability in the current mass market.
•
Retailers continue to expand specialty cheese offerings but the supply chain of such products is complex and highly segmented by small cheese makers and distributors.  Retailers need help with selection, supply chain dependability and simplification to reach the best decision about cheese choices.

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

•	In many regards American artisan cheeses are following the development pattern of California wines some decades ago2 and are now reaching world-wide acclaim3.
•	The development of artisan breads now available in supermarkets is another example of an emerging consumer demand for more specialty products in traditional supermarkets.

______________________________
2 Rubiner, Matthew, “The Big Cheese”, The American, November/December 2007, 21 Aug. 2008 <http://www.american.com/archive/2007/november-december-magazine-contents/the-big-cheese>
3 “The Cheese Stands Alone: Tastes, Tips and Trends for ‘04”, Club Management, Aug. 1, 2004, 21 Aug. 2008 <http://www.goliath.ecnext.com/coms2/gi_0199-64702/the-cheese-stands-alone-tastes.html>

By building the Artisanal Premium Cheese brand, the Company believes it will meet the needs of retailers by providing a one-stop supply source for a variety of sophisticated artisan handcrafted cheeses possessing “specialty cheese shop” quality.  It will also meet the needs of consumers who will come to rely on Artisanal as a trusted brand for high quality and as their preferred selection for a wide range of “specialty cheese shop” quality cheeses in their local supermarket cheese section.  Finally, it will provide Artisan cheese makers with a conduit to reach the mass consumer market.

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

3.           Increase retail sales through expansion into additional retail outlets such as specialty food stores ;

4.           Increase retail sales through road shows at mass market retailers;

5.           Increase retail sales in larger retail chains through innovative retail packaging and point-of-purchase aids educating the consumer with respect to flights of cheese, as well as serving and beverage-pairing suggestions;

6.           Increase revenues from classroom instruction by opening new classroom venues throughout the country and conducting cheese classes and special events;

7.           Expand online sales through new streamlined website, co-marketing agreements providing for links from other sites, and extended e-mail coverage;

8.           Hiring of additional sales personnel to expand retail and wholesale territories, corporate sales and gift programs; and

9.           Hiring of additional customer service personnel to ensure high quality, reliable service to our customers and follow-up sales to existing online and catalog customer base.

Grass Roots Marketing Plans

The Company does not envision funding a complex media campaign or other costly selling techniques.  The product itself has excellent word-of-mouth cache and can be grown successfully like other new luxury brands such as Belvedere Vodka, Viking Cooking Ranges, Calloway Golf Clubs and Kendall-Jackson Wines, to name a few.  Select editorial coverage and other free media placement ads will be used to expand awareness of the Artisanal Premium Cheese brand with consumers having an immediate distribution outlet and product access through the Company’s website.  The Company has made in-roads with other web-based merchandisers, such as wine retailers, to cross promote websites through exchanges of advertising allowances.  To further increase sales, search engine refinements have been undertaken with respect to the existing website – www.artisanalcheese.com -- and the Company has expanded its distribution of the its print catalogue.  In August 2008 the Company launched a new website.

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

Penetration of two major market segments – retail and foodservice – has begun regionally in the New York tri-state area in the form of sales calls to buying personnel at various retail and foodservice accounts. Training of store and foodservice personnel on cheese sampling and presentation techniques has been undertaken as premium cheese is more easily sold through a tasting experience.

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

Foodservice Distribution

This channel of distribution holds considerable promise for the Company as it will provide marketing opportunities for the Artisanal Premium Cheese brand to be sold as a branded product in multiple sub-channel segments -- upscale restaurants, caterers, hotels, private clubs, private and commercial aircraft, cruise ships and other venues, but it will also allow for sales of cheese products that are used by executive chefs to cook various meals.   The challenge of this segment is that it involves more frequent yet smaller deliveries than the retail channel.  To better service this channel, the Company has focused its initial penetration with specialty food distributors that service this customer class.

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

In 2008, the Company mailed over 100,000 catalogues and had over 1,000,000 unique visitors to its website. We will endeavor to increase sales through larger mailings, search engine marketing improvements and advertisements with other websites and catalog companies.  As part of our print catalogue and E-commerce extension, we will mail higher volumes of catalogs to specific customer lists.  We will also look to co-advertise our Artisanal Premium Cheese gift selection with other major web-based and print catalogue companies that are either in the premium food or select gift businesses and other high-end fruit and wine purveyors.

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

Our new marketing plan calls for an immediate expansion of the use of the Cheese Center, as each person that attends a class is added to our E-mail list and our printed catalog mailing list.   The company issues frequent e-mail messages to promote new products and events and other newsworthy items. The Company employs two persons who are dedicated to filling attendance at the Cheese Center.  Areas that the Company will explore to generate more business for the Cheese Center are:

•	Themed classes and Celebrity Series (pairing with celebrities who have developed their own line of wines, pates, or complementary food products)
•	Major law firms and investment banking firms that book group events for summer associates, employees and client entertainment
•	Matinee and pre-theatre attendees as an entertainment extension
•	Singles events
•	Group and corporate holiday parties
•	NYC Tourism promoters
•	Tie-ins with group caterers

Suppliers

The Company does not produce the cheeses we market.  We work with approximately 100 producers, distributors and importers of hand-crafted cheeses to develop our product line.  No single supplier provides a significant portion of our cheese inventory.  There are approximately 400 artisan cheese makers in the United States alone4 and hundreds more in the world market at any give time.  Therefore, we anticipate having a sufficient supply of quality, hand-crafted cheeses to fulfill our demand for the foreseeable future.

_________________________
4 Rubiner.

The Location

The Company is a New York corporation and is located at 500 West 37th Street, New York, New York 10018 (corner of West 37th Street & 10th Avenue).  At this location are all executive and sales offices, the cheese-aging caves, a packaging and shipping facility, customer call center and the Cheese Center (see above).

The Company’s Competitors

From a pure supply perspective, the Company has substantial competition in each of the four market segments inasmuch as the cheese industry is already a $6 billion category when considering the specialty retailers, foodservice, online and catalogue offerings of cheese5  There is no shortage of cheese available worldwide. What the Company believes differentiates itself from other cheese marketers  and distributors is its reputation for high quality and its wide range of extraordinary specialty, artisan and farmstead cheese products that consumers will remember and look to for repeat purchases and retailers can rely upon to better manage an otherwise unwieldy and potentially overwhelming product category.   The Company also provides cheese culinary expertise to restaurants, and presentation skills to consumers with respect to entertaining with cheese.  From this narrower angle, our competition is not as keen.

The Company has also registered for a trademark its CheeseClock by Artisanal which is a 4 color-coded system that categories cheeses as mild, medium, bold and strong and offers pairing on wine and beer pairings to enable customers to have confidence to select and enjoy cheeses with professional assistance.   This professional level of knowledge on the two categories of cheeses and beverage (wine and beer) pairings is an important part of the Artisanal brand.

The Company is not aware of any other competitor that is creating a national brand consisting of a highly-specialized and wide selection of domestic and imported artisan cheeses.  Several Internet sites can be found for gourmet food products and many include cheese offerings.  Other importers and cheese and specialty food distributors also compete in some of the same channels of distribution served by the Company.  Other competitors include small farms or artisan cheese producers that have launched websites to sell cheese direct to consumers.  No one company offers the range of affinaged cheeses coupled with highly-trained restaurant-skilled sales personnel.

Seasonality

By nature of it being a farm-made  product that is sold fresh (usually after proper aging) certain cheese making is done on a seasonal basis , but the cheeses are mostly available yearly as Artisanal specializes primarily in aged cheeses.  The Company intends to use this to its advantage in its marketing plans.  Rotation of cheeses, or the offering of certain cheeses seasonally will enhance consumers’ interest in our Artisanal Premium Cheese line as consumers often fatigue with the same foods being consumed and naturally gravitate toward new, interesting items.  Whether it is a holiday season offering or a new cheese offering that is lighter or heavier in density that pairs better with summer or winter foods or crisper or heavier wines, the Company will make the Artisanal Premium Brand quality-consistent, but flexible to accommodate seasonal changes and to capture evolving consumer tastes.

_________________________
5 Geisler, p.

Customer Dependence

The Company does not have any concentration of customer dependence, although it has entered into a preferred vendor agreement with two Manhattan restaurants, Picholine and Artisanal Fromagerie & Bistro, which are owned by the founder of Artisanal Cheese, LLC.  Under this agreement the restaurants are obligated to continue to buy cheeses from the Company for resale into the two restaurants up to August 15, 2012.  In the fiscal year ending May 31, 2009, sales to the two restaurants accounted for approximately 8% of annual sales.  Management envisions this percentage shrinking over time as it seeks to penetrate new large scale foodservice and retail accounts with the Artisanal Premium Cheese line.

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

The Company also registered for a copyright and trademark its CheeseClock by Artisanal:

Because of the proprietary nature of the CheeseClock as an independent mark and its affiliation with the Artisanal Premium Cheese brand the Company believes its request for copyright and trademark protection will ultimately be granted.

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

Financial Information About Foreign and Domestic Operations and Export Sales

The Company does not believe that it is subject to any material risks attendant with foreign operations or export sales due to its immediate dependence on one U.S.A. market.  As part of its inventory of foreign-produced cheeses, the Company will be subject to fluctuations in exchange rates.  At present, the Company maintains an inventory of approximately $350,000 of which one half represents domestic products so its exposure at any one time to currency risks is not material to its immediate working capital requirements.   The Company is evaluating a plan to develop an export program for key premium retailers in select markets, but until such time as it chooses to enter these markets, it will not be exposed any such risks.

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

Research and Development Activities

The Company will continue its past practices of identifying the best-tasting specialty, artisan and farmstead cheese products available worldwide and bringing them to market through its multi-channel distribution system that will soon include traditional retailers.  Supplementing this practice is a plan to develop new proprietary cheese recipes internally.  The Company will also continue to work closely with leading cheese makers to develop new types of cheeses that will be proprietary to the Company, if not by ownership of the recipe, then through exclusive distribution and marketing rights for these products.  As of the date of this filing the Company has developed three such cheeses—Laurier, Grasslands Blue and Rocky Sage.  The Company is also working closely with an industry-renowned chef to develop a line of four refrigerated products all bearing the Artisanal Premium Cheese logo.  The Company has no budget for research and development as all costs are nominal inasmuch as they require the intellectual work of people employed by the Company or cheese makers that offer samples of new products.

Environmental Compliance

The Company does not manufacture products or use raw materials in its products that are deemed to be subject to rules or regulations relating to the discharge of certain materials into the environment.

Employees

As of May 31, 2009, we had 24 full-time employees, and 2 part-time employees. We believe the relationship we have with our employees is good.

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

Common Stock

The Company’s common stock, $.001 par value, is traded on the Over-the-Counter ("OTC") Bulletin Board operated by the National Association of Securities Dealers under the ticker symbol "AHFP".   The Company’s common stock became actively traded in July, 1995.

The following table shows the range of high and low bid information for our common shares for each quarter (except as indicated) within the last two fiscal years:

	Closing Bid

	High	Low
Fiscal Year 2008
Quarter Ended August 31, 2007	$0.40	$0.40
Quarter Ended November 30, 2007	$0.38	$0.38
Quarter Ended February 29, 2008	$0.20	$0.20
Quarter Ended May 31, 2008	$0.30	$0.30
Fiscal Year 2009
Quarter Ended August 31, 2008	$0.20	$0.20
Quarter Ended November 30, 2008	$0.09	$0.09
Quarter Ended February 29, 2009	$0.05	$0.05
Quarter Ended May 31, 2009	$0.29	$0.29

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

Series A Redeemable Convertible Preferred stock

During the fiscal year ended May 31, 2009, the Company sold 250,000 shares of redeemable convertible preferred stock for a total gross proceeds of $250,000.  During the fiscal year ended May 31, 2008, the Company sold 5,200,000 shares of redeemable convertible preferred stock at a price of $1.00 per share for total gross proceeds of $5,200,000.  Another 15,000 shares of preferred stock was issued in exchange for consulting services.  The preferred stock has a face value of $1.00 per share and is convertible at $.30 per share into $.001 par value common stock of Company.  The preferred stock converts into approximately 60% of the issued and outstanding common stock of the Company on a fully diluted basis.6

Dividends shall be paid (a) at an annual rate of 12% of the face value in each of the first two years ending August 14, 2008 and 2009, and will be paid in preferred shares and (b) after the first two years, at a rate of 12% of the face value if paid in cash or at a rate of 15% of the face value if paid in preferred shares, at the election of the Company.  The preferred share dividends shall convert into common stock at $.30 per share, unless the Company elects to pay dividends in cash pursuant to (b) above.  The monthly accrual for preferred share dividends paid in preferred shares through August 14, 2008 and August 14, 2009 is 52,150 and an average of 59,338 shares, respectively.  Thereafter, the monthly accrual for preferred share dividends paid in cash is expected to be approximately $66,497 or 83,121 shares if paid in shares.

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

_________________________
6 As of 5/31/09, this conversion is calculated as follows:
6,559,717	preferred shares converted at $.30	21,999,057	shares of common
5,100,000	management stock options	5,100,000	shares of common
770,000	stock options issued to directors	770,000	shares of common
7,835,316	shares of common outstanding	7,835,316	shares of common
		35,704,373
21,999,057/35,704,373 =.616 or 62%

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

If all of the preferred shares outstanding as of May 31, 2009 were converted (including preferred stock dividends through that date), i.e. 6,599,717the number of common shares would increase by 21,999,057 shares, to a total of 29,834,373 shares representing a 74% dilution to existing  7,835,316 common shares.  If all of the stock options issued to non-management directors outstanding as of May 31, 2009 were exercised, i.e. 770,000, the number of common shares would increase by 770,000 shares to a total of 8,605,316 shares representing a 9% dilution to the existing 7,835,316 common shares.   If the company undertakes the First Redemption and, upon notice of the Second Redemption, the preferred shareholders were to convert the remaining one-half of the preferred stock into common shares (See “Series A Redeemable Convertible Preferred Stock, Subsection (b) of Second Redemption, described above), the number of common shares would increase by 3,687,993 shares to a total of 12,293,309 shares representing a 30% dilution to the existing 7,835,316 common shares and 770,000 stock option holders on a fully-diluted basis.

Item 6	SELECTED FINANCIAL DATA

As a smaller reporting company, this Item has been omitted pursuant to 17 CFR 229.301(c).

Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

Year ended May 31, 2009 (Fiscal 2009) as compared to May 31, 2008 (Fiscal 20078)

In the year ending May 31, 2009 (Fiscal 2009), the Company had net sales of $5,704,247.  The cost of goods sold was $4,168,844 representing a gross margin of approximately 27%.  Selling, general and administrative costs totaled $2,999,360 and are predominantly comprised of employee related expenses.

For the year ending May 31, 2009, the Company recorded a net loss from operations of $1,617,552 versus $600,474 versus for the same period in 2008.  The net loss to common shareholders during the year ending May 31, 2009 was $2,297,798 versus a net loss of $1,050,324.  Of the net loss $680,246 was attributable to non-cash dividends paid to preferred shareholders during Fiscal 2009 in the form of new shares of preferred stock.  The Company incurred $84,000 of amortization charges and depreciation of $106,950.  The Company also had approximately $15,000 of non-recurring expenses related to the closing of a revolving line of credit.

On May 31, 2009, the Company had $886,735 in current assets, which consisted primarily of net accounts receivable of $456,688, inventory of $324,091 and prepaid expenses of $105,956.  The Company’s leasehold and equipment and other assets was $767,383 and intangibles decreased to $3,746,461 net of amortization, which represents the goodwill and other intangibles.

Liquidity and Financial Resources at May 31, 2009

As of May 31, 2009, the Company had $2,374,942 in current liabilities, which includes accounts payable of $822,761, accrued taxes of $480,769, a note payable of $511,646, current portion of long-term debt and accrued expenses and other current liabilities totaling $288,862.  The Company’s current liabilities also include outstanding prepaid gift certificates and other deferred revenue totaling $62,531.

All long-term liabilities are payable to the previous owners of Artisanal Cheese LLC and are being repaid in accordance with the terms of the two governing instruments.  The short-term debt of $228,000 payable to the restaurants owned by former owners of Artisanal Cheese LLC was paid quarterly and the $50,500 balance as of May 31, 2008 was retired in full in July 2008.

At the end of  fiscal 2008, the Company had intended to complete its plan to close on a two-part senior debt facility consisting of an asset-based revolving line of credit secured by the accounts receivable of the company and then a term loan in the range of $1 million secured by all of the other assets of the Company.  This senior financing was contemplated as part of the acquisition of Artisanal Cheese LLC in August 2007.

In February 2009, the Company closed on a revolving line of credit in an amount representing up to 85% of the company’s accounts receivable and 50% of its inventories with a maximum loan amount of $750,000.  The cost of this facility is at Prime Rate plus 2%.  The Prime Rate at closing was 3.25%.  The line of credit is secured by the assets of the Company and has various covenants for collateral management fees, change of control provisions and a guarantee.  As of June 1, 2009, two events of default had occurred under the loan.  Specifically, the advance against acceptable inventory exceeded the bank’s formula by approximately $20,000 and the Company had not yet paid its past due taxes in full or otherwise subordinated the taxes to the bank in a manner acceptable to the bank.  On or about June 1, 2009, the parties executed a Forbearance Agreement pursuant to which the bank agreed to forbear from exercising its rights and remedies under the original loan document in exchange for the Company’s agreement that, until it provides satisfactory evidence that it has paid the past due taxes have been paid or otherwise subordinated to the bank and until it has raised $1.7 million in cash equity, the interest rate shall be increased to Prime Rate plus 8%.  The forbearance agreement expired July 31, 2009. On or about August 13, 2009, the parties executed a second forbearance agreement pursuant to which the bank agreed to forbear until November 9, 2009, in exchange for a $10,000 forbearance fee, a limitation on the loan against inventory to a maximum of $175,000, and interest to continue at the rate of Prime Rate plus 8%.

In June 2009, the board approved the Company’s intentions to obtain an $850,000 term loan and to raise an additional $2 million in equity.  As of the date of this filing, the company has secured $350,000 of the term loan from existing shareholders and has a term sheet for $2.5 million from a reputable financial institution.  The proceeds will be used to finance the Company’s new packaging and retail displays and its expansion into big-box and chain retailers, pay down tax liabilities and to provide a cash reserve.

With the expansion of sales into specialty, big-box and chain retail markets, the Company believes its cash flow will be sufficient to meet its fixed monthly expenses.  The Company generates cash from the sales of its product.  Wholesale and retail customers purchasing on an open account basis have 30-day payment terms.  All others sales pertaining to cheese and related items from our print catalog or website or sales relating to classes at the cheese center are paid through credit card which generally settle within three days of purchase.

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

In the past fiscal year, the Company’s capital expenditures were nominal.  The company incurred approximately $19,000 of expenses relating to the design and installation of an air purifying system.  The Company believes that its forecasted growth in the next year will be readily serviced from its existing facilities without any additional capital expenditures except that the Company may increase its freezer capacity.  The Company has received quotes for this work in the range of $15,000.  Any capital that might be required for professional services or new product offerings is expected to be immaterial.

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

In the year ending May 31, 2008 (Fiscal 2008) , the Company had net sales of $4,993,813 that were generated in only a nine and one-half month period from August 15, 2007 to May 31, 2008, as the Company had not owned the business for the full fiscal year period.

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

On May 31, 2008, the Company had $1,593,334 in current assets, which consisted primarily of cash of $750,133, inventory of $411,771 and accounts receivable of $378,711.  The Company’s leasehold and equipment and other assets was $847,070 and intangibles increased to $3,830,461 net of amortization, which represents the goodwill and other intangibles. Each of the Company's asset categories increased substantially when compared to its year ending balance sheet dated May 31, 2007 due to the acquisition of the Artisanal assets in August 2007.

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

AMERICAN HOME FOOD PRODUCTS, INC.
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
American Home Food Products, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of American Home Food Products, Inc. as of May 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, cash flows for each of the years then ended May 31, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Home Food Products, Inc. as of May 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended May 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co., LLP
Certified Public Accountants
New York, New York
September 10, 2009

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
CURRENT ASSETS:	2009	2008

Cash	$-	$750,133
Accounts receivable, net	456,688	378,711
Inventories	324,091	411,771
Prepaid expenses and other current assets	105,956	52,719

Total Current Assets	886,735	1,593,334

FIXED ASSETS, net	722,118	796,430
OTHER ASSETS	45,265	50,640
INTANGIBLES - at cost, net	3,746,461	3,830,461

Total Assets	$5,400,579	$6,270,865

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Cash Overdraft	$36,927	$-
Accounts payable	822,761	654,242
Note payable and current portion of long term debt	683,092	218,211
Prepaid gift certificates and other deferred revenue	62,531	67,909
Accrued expenses and other current liabilities	288,862	295,510
Accrued payroll taxes	480,769	650,377

Total Current Liabilities	2,374,942	1,886,249

LONG TERM DEBT, net of current portion	74,390	245,836

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS' EQUITY
Preferred stock - $0.001 par value, 10,000,000 shares authorized,6,599,717and 5,664,850 shares issued and outstanding, respectively	6,600	5,665
Common stock - $0.001 par value, 40,000,000 shares authorized 7,835,316 and 7,427,649 shares issued and outstanding, respectively	7,835	7,428
Additional paid-in capital	16,713,919	16,285,242
Accumulated deficit	(13,777,107)	(12,159,555)

Total shareholders' equity	2,951,247	4,138,780

	$5,400,579	$6,270,865

See notes to the consolidated financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31,
	2009	2008

SALES	$5,704,247	$4,993,813

COST OF GOODS SOLD	4,168,844	3,636,877

GROSS PROFIT	1,535,403	1,356,936

SELLING, GENERAL AND ADMINISTRATIVE	2,999,360	2,116,025
DEPRECIATION AND AMORTIZATION	190,950	171,569

GAIN (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES AND INTEREST	(1,654,907)	(930,658)

OTHER INCOME( EXPENSES):
Interest income (expense) and other income	37,355	(79,387)
Liquidating damages on preferred share issuance	-	(113,000)
LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(1,617,552)	(1,123,045)

INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	(1,617,552)	(1,123,045)

DISCONTINUED OPERATIONS

INCOME FROM OPERATIONS, net of tax	-	43,528

GAIN ON SALE OF OPERATIONS, net of tax	-	479,043
NET GAIN ON DISCONTINUED OPERATIONS	-	522,571

NET LOSS	$(1,617,552)	$(600,474)

LESS PREFERRED STOCK DIVIDEND	(680,246)	(449,850)
NET LOSS APPLICABLE TO COMMON SHARES	$(2,297,798)	$(1,050,324)

INCOME LOSS PER COMMON SHARE - CONTINUING OPERATIONS:
Basic	$(0.21)	$(0.18)
Diluted	$(0.21)	$(0.18)

INCOME (LOSS) PER COMMON SHARE - DISCONTINUED OPERATIONS:
Basic	$0.00	$0.08
Diluted	$0.00	$0.08

INCOME (LOSS) APPICABLE PER COMMON SHARE
Basic	$(0.30)	$(0.17)
Diluted	$(0.30)	$(0.17)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
basic	7,686,094	6,178,251
diluted	7,686,094	6,178,251

See notes to the consolidated financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED MAY 31, 2008 and 2009

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, May 31, 2007	-	$-	4,541,455	$4,542	$8,254,816	$(11,559,081)	$(3,299,723)

Issuance of preferred stock to investors	5,200,000	5,200			5,194,800		5,200,000
Issuance of preferred stock for services rendered	15,000	15			14,985		15,000
Issuance of common stock for conversion of debt to equity			1,991,194	1,991	2,270,950		2,272,941
Issuance of common stock with debt settlement agreements			440,000	440	428,510		428,950
Issuance of common stock and options for services rendered			455,000	455	121,631		122,086
Issuance of preferred stock dividend	449,850	450			(450)		(0)
Net loss	-	-	-	-	-	(600,474)	(600,474)
BALANCE, May 31, 2008	5,664,850	$5,665	7,427,649	7,428	$16,285,242	(12,159,555)	4,138,780

Issuance of common stock and options for services rendered			60,000	60	7,440		7,500
Issuance of common stock representing registration penalty			347,667	347	103,953		104,300
Issuance of preferred stock to investors	250,000	250			249,750		250,000
Issuance of preferred stock dividend	684,867	685			(685)		(0)
Equity-based compensation					68,219		68,219
Net loss						(1,617,552)	(1,617,552)
BALANCE, May 31, 2009	6,599,717	$6,600	7,835,316	$7,835	$16,713,919	$(13,777,107)	$2,951,247

See notes to the consolidated financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended May 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,617,552)	$(600,474)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	106,950	100,110
Debt extension	-	-
Gain on Sale of intangible assets - discontinued operations	-	(479,043)
Amortization of intangibles	84,000	71,459
Equity issued for services	75,719	137,086
Changes in assets and liabilities, net of the effect from acquisition:
Accounts receivable	(77,977)	(81,861)
Royalty/Licensee receivable	-	30,845
Inventory	87,680	(208,296)
Prepaid expenses and other assets	(47,862)	(18,689)
Accounts payable	168,520	(219,631)
Accrued expenses and other current liabilities	92,274	394,580
Accrued payroll taxes	(169,608)	104,771
Cash overdraft	36,927
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,260,929)	(769,143)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Artisanal, net of expenses	-	(3,259,913)
Increase in other assets	-	30,102
Purchase of fixed assets	(32,638)	(56,293)
Cash flow from investing activities of discontinued operations	-	863,747
NET CASH (USED IN) INVESTING ACTIVITIES:	(32,638)	(2,422,357)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Increase in notes payable	456,145	(163,197)
Increase in shareholder note	-	(334,940)
Sale of preferred stock	250,000	5,200,000
Payment of long-term debt	(162,711)	-
Payment of note payable	-	(778,389)
NET CASH PROVIDED BY FINANCING ACTIVITIES	543,434	3,923,474

NET INCREASE (DECREASE) IN CASH	(750,133)	731,974

CASH AT BEGINNING OF FISCAL YEAR	750,133	18,159

CASH AT END OF FISCAL YEAR	$-	$750,133

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-
Non-cash financing activies:
Preferred and common shares issued for services	$-	137,036
Common shares issued for registration penalty	104,300
Preferred shares issued for dividend	680,246	449,850
Seller financing for the purchase of Artisanal	-	1,200,000
Payables paid with issuance of equity	-	530,000
Artisanal liabilites assumed	$-	$688,723

See notes to financial statements.

AMERICAN HOME FOOD PRODUCTS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2009 AND 2008

1.	DESCRIPTION OF BUSINESS

As of August 2007, American Home Food Products, Inc. (the “Company”) began to market and distribute a wide line of specialty, artisanal and farmstead cheese products and other related specialty food products under its own brand “Artisanal Premium Cheese” to food wholesalers and retailers and directly to consumers through its catalog and website www.artisanalcheese. com.   Prior to August 2007, the Company was a licensing company that received a monthly royalty from the business of manufacturing and marketing a diversified line of construction products including pre-packaged concrete repair, grouting and patching products and masonry waterproofing products.  The principal markets for these products were retailers, construction professionals and distributors located through the United States and in certain areas of Canada.  This business segment is now classified as discontinued operations.

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

d.             Trade Accounts Receivable and Other Receivables, Net - The Company's accounts receivable consist primarily of amounts due from customers for the sale of its products. The Company records an allowance for doubtful accounts based on management's estimate of collectibility of such trade and notes receivables outstanding. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any. The recorded allowance at May 31, 2009 and 2008 was $38,598 and $1,800, respectively.

e.             Inventories – Inventories are stated at the lower of cost or market.  Cost is determined using first-in, first-out (FIFO) method for cheese, accessories and packing materials, all finished goods.

f.             Property and Equipment - Property and equipment acquired in the Artisanal Acquisition is carried at net book value which approximates fair market value at the date of the acquisition. Amounts incurred for repairs and maintenance are charged to operations in the period incurred. Depreciation is calculated on a straight-line basis over the following useful lives:

Equipment	3-5 years

Furniture and fixtures	5-7 years

Leasehold improvements	5-10 years

Software	2-5 years

g.             Goodwill and Intangible Assets - Intangible assets at May 31, 2009 relates to the assets acquired in the Artisanal Acquisition (See Note 3 – Acquisition).

The Company reviews long-lived assets, certain identifiable assets and any impairment related to those assets at least annually or whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.

h.             Fair Value of Financial Instruments – The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, and accounts payable, approximated fair value as of May 31, 2009 and 2008, because of the relatively short-term maturity of these instruments and their market interest rates. The carrying amounts of long-term debt were also estimated to approximate fair value.

i.               Revenue Recognition – The Company recognizes revenues associated with the sale of its products at the time of delivery to customers.

j.              Shipping and Handling Costs – Shipping and handling costs are included in cost of sales.

k.             Advertising Costs – All advertising costs are expensed as incurred.  Advertising expenses charged to operations for the years ended May 31, 2009 and 2008 amounted to approximately $7,296 and $6,246, respectively.

l.              Interest Income/(Expense) - Interest expense relates to interest owed on the Company's debt. Interest expense is recognized over the period the debt is outstanding at the stated interest rates.

m.            Income Taxes - Income taxes have been provided using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying estimated tax rates and laws to taxable years in which such differences are expected to reverse. The deferred tax asset attributed to the net operating losses has been fully reserved, since the Company has yet to achieve recurring income from operations.

n.             Use of Estimates – The preparation of financials statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

o.             Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with SFAS No. 123-R Share-Based Payment ("SFAS No. 123-R"). The Company records compensation expense using a fair-value-based measurement method for all awards granted. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  Equity-based compensation for the years ended May 31, 2009 and May 31, 2008 was $68,219 and $100,987, respectively.

p.             Net Income/(Loss) Per Share – In accordance with SFAS No. 128, "Earnings Per Share", basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period.  For the years ended May 31, 2009 and 2008, diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive.  Options have been excluded in the amount of 770,000 for the year ended May 31, 2009.

q.             Segment Disclosure – Management believes the Company operates as one segment.

r.              Recent Accounting Pronouncements –

In May 2009, Statement of Financial Accounting Standards No. 165 – Subsequent Events was issued. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management intends to adopt this new standard with the filing of the second quarter interim financial statements. The adoption of this new standard is not expected to have a material impact on the financial statements of the Company

FASB 141 – Business Combinations

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

The Company has recorded $150,500 of amortization on its intangibles to date.

Pro-forma operations as if the Artisanal Cheese LLC acquisition had been acquired for the comparable year are as follows:

Pro-forma Year ended May 31,
2008
Sales	$5,904,313
Loss from continuing operations	(1,078,457)
Loss to common shareholders	$(1,528,307)

4.	ACCOUNTS RECEIVABLE

As of May 31, accounts receivable consist of the following:

	2009	2008
Trade accounts receivable	$491,215	$378,639
Employees	4,071	1,935
	495,286	380,574
Less allowance for doubtful accounts	(38,598)	(1,863)
	$456,688	$378,711

5.	INVENTORIES

Inventories are valued on a first-in-first-out (FIFO) basis.  Inventory at May 31, consisted of the following:

	2009	2008
Cheese Inventory	$180,179	$327,067
Shipping/Packing Material Inventory	68,661	38,592
Accessories & Books Inventory	68,101	41,352
Beverage	7,150	4,760
	$324,091	$411,771

6.	PREPAID EXPENSES

At May 31, 2009, the Company had prepaid expenses of $105,956, which consisted primarily of marketing materials including artwork of $18,575, catalog development costs of $57,013, and legal fees of $7,200, a loan commission of $15,000 and prepaid insurance of $8,168.  At May 31, 2008, the Company’s had prepaid expenses of $52,719, which consisted primarily of prepaid catalog costs of $6,647, prepaid insurance of $25,647.

7.	FIXED ASSETS

Fixed assets are valued at net book value at the date of the Artisanal Acquisition which approximates fair market value.  Fixed assets at May 31 are comprised of the following:

	2009	2008
Furniture and fixtures	$178,665	$177,785
Kitchen Equipment	253,392	253,392
Computer Equipment	113,722	100,995
Software & Web Design	5,279	5,279
Design Fees	51,538	51,538
Leasehold Improvement	352,925	333,894
	955,521	922,883
Less: Accumulated
Depreciation & Amortization	(233,403)	(126,453)
	$722,118	$796,430

Depreciation expense recorded for the years ended May 31, 2009 and 2008 was $106,950 and $100,110, respectively.

8.	INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	Amortizable life
Trade name	Indefinite	$1,720,000
Non-competition agreement	5 years	110,000
Non-contractual customer relationships	10 years	620,000
Goodwill	Indefinite	1,446,961
Total intangible assets		3,896,961
Accumulated amortization		(150,500)
		$3,746,461

The Company has recorded amortization on its intangibles for the years ended May 31, 2009 and 2008 of $84,000 and $71,459, respectively.  Annual amortization for the next three years will be $84,000 and $67,500 in the fourth year on the above amortizable intangibles.

9.	NOTES PAYABLE

On May 31, 2009, notes payable consist of the following:

•
In February 2009, the Company closed on a revolving line of credit in an amount representing up to 85% of the company’s accounts receivable and 50% of its inventories with a maximum loan amount of $750,000.  The cost of this facility is at Prime Rate plus 2%.  The Prime Rate at February 28, 2009, was 3.25%.  The line of credit is secured by the assets of the Company and has various covenants for collateral management fees, change of control provisions and a guarantee.  As of June 1, 2009, two events of default had occurred under the loan.  Specifically, the advance against acceptable inventory exceeded the bank’s formula by approximately $20,000 and the Company had not yet paid its past due taxes in full or otherwise subordinated the taxes to the bank in a manner acceptable to the bank.  On or about June 1, 2009, the parties executed a Forbearance Agreement pursuant to which the bank agreed to forbear from exercising its rights and remedies under the original loan document in exchange for the Company’s agreement that, until it provides satisfactory evidence that it has paid the past due taxes have been paid or otherwise subordinated to the bank and until it has raised $1.7 million in cash equity, the interest rate shall be increased to the Prime Rate plus 8%.  The forbearance agreement expired July 31, 2009.  On or about August 13, 2009, the parties executed a second forbearance agreement pursuant to which the bank agreed to forbear until November 9, 2009, in exchange for a $10,000 forbearance fee, a limitation on the loan against inventory to a maximum of $175,000, and interest to continue at the rate of Prime Rate plus 8%.  The balance due at May 31, 2009 was $511,646.

On May 31, 2008, notes payable consist of the following:

•
Note payable to a former Artisanal shareholder for $228,000 payable in one year with payments of $57,500 due quarterly without interest, payable in product to one or more of the former shareholders restaurant establishments.  As of May 31, 2008, three payments had been made leaving a balance of $55,500.  The final payment was made in or about July 2008.

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

11.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of May 31, 2009, the Company had accrued expenses and other liabilities of $288,862 which consisted primarily of $109,683 for inventory-related items, $27,760 for professional fees, $35,843 for goods sold, $27,786 for payroll and commissions, $16,640 for prepaid cheese clubs and another $5,369 for accrued payroll tax.  As of May 31, 2008, the Company had accrued expenses and other liabilities of $295,510 which consisted primarily of $113,000 in accrued liquidating damages, $33,760 for professional fees, $34,792 for accounting fees, $18,008 for commissions, $11,552 for prepaid cheese clubs and  another $84,398 for other various items.

12.	ACCRUED PAYROLL TAXES

The Company prior to the acquisition of Artisanal remains in arrears with paying payroll taxes of  $480,769. The Company made a payment of approximately $170,000 in February 2009.   The Company is currently negotiating with the relevant tax authorities a payment program for the balance of taxes owed.

13.	INCOME TAXES

At May 31, 2009, the Company has available unused net operating loss carryforward (“NOL”) of approximately $10,991,000 that may be applied against future taxable income and expire at various dates through 2029.  The Company has a deferred tax assets arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined.  Such valuation allowance has increased approximately $600,000 during 2009.

	2009	2008
Deferred tax asset:
Net operating loss carryforward	$4,750,000	$4,100,000
Valuation allowance	(4,750,000)	(4,100,000)
Net deferred tax asset	$-	$-

A reconciliation of the statutory federal income (tax) benefit to actual tax benefit is as follows:

	2009	2008
Statutory federal income (tax) benefit	$(550,000)	$(165,000)
State and local tax benefit – net of federal benefit	(150,000)	(45,000)
Permanent differences – equity compensation and other	50,000	40,000
Income tax benefit utilized (not utilized)	650,000	170,000
Actual tax benefit	$-	$-

If the Company has a greater than 50% change in ownership of certain stock holdings by shareholders of the Company pursuant to Section 382 of the Internal Revenue Code, the net operating losses may be limited.  Currently no such evaluation has been performed.  As a result of the Artisanal Acquisition described above (See Note 3 – Acquisition), the Company is reviewing whether its ability to utilize its net operating loss carryovers may be restricted based on Internal Revenue Code Section 382 "changes in ownership."

14.	LONG TERM DEBT

At May 31, long-term debt consists of:	2009	2008
Artisanal Sellers’ Notes (a)	$245,836	$408,547
Less: Current portion	-	-
	$245,836	$408,547

In connection with the acquisition of Artisanal Cheese, LLC, the Company obtained two sellers’ note--one from each of the former members of Artisanal Cheese, LLC.   The notes are for $130,000 and $370,000, respectively.  The note for $130,000 bears interest at 5% per annum and is payable in consecutive monthly payments of principal and interest in the amount of $3,896.22 commencing November 1, 2007.  All principal and accrued interest shall be due and payable in full on October 1, 2010.  The note for $370,000 bears interest at 5% per annum and is payable in consecutive monthly payments of principal and interest in the amount of $11,089.23 commencing November 1, 2007.  All principal and accrued interest shall be due and payable in full on October 1, 2010.  Both notes are secured pursuant to a Security Agreement pursuant to which the note holders have a first priority security interest in all assets of the Company except that the note holders have agreed to subordinate their security interest on those assets so that the Company may obtain asset-based debt financing.  Approximately $38,000 of the loan principal and interest has been re-classified to current liabilities for the current portion due.
Five-Year Long-Term Debt Schedule

Principal

Fiscal 2010	171,446.66
Fiscal 2011	74,389.69
Fiscal 2012	0.00
Fiscal 2013	0.00
Fiscal 2014	0.00
Total	245,836.35

15.	SHAREHOLDERS’ EQUITY

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

Pursuant to a Registration Rights Agreement with each preferred shareholder, the Company agreed to file a registration statement with respect to the preferred shares issued and the number of common shares necessary to enable all holders to have resale rights in the common stock underlying their preferred stock if and when converted, or upon a redemption payable in common stock.  As an inducement for the Company to undertake the registration process in a timely manner, the Registration Rights Agreement included a liquidated damage penalty if the Company failed to meet certain target dates or failed to register the shares altogether.  The Company filed a registration statement in May 2008.  In the meantime, recent amendments to Rule 144 have effectively shortened the holding periods for both non-affiliates and affiliates.  Consequently, substantially all of the shares included in the Company’s registration statement have become unrestricted and freely-tradeable, thereby obviating the need to pursue the Registration Statement any further. The registration statement was subsequently withdrawn. All costs relating to the registration statement have been borne by the Company.  The Company has issued 347,667 shares of common stock to the preferred shareholders representing the liquidating damage penalty.

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

During the three months ended November 30, 2007, several private accredited investors made an equity investment of $1,100,000 for which these investors received 1,100,000 shares of the Company’s redeemable convertible preferred stock. The proceeds were used to pay off a $700,000 seller’s note and working capital.

In December 2007, one private accredited investor made the last equity investment of $200,000 for which he received 200,000 shares of the Company’s redeemable convertible preferred stock.  The proceeds were used for working capital.

Preferred stock dividends as of May 31, 2008, totaled $449,850 as a result 449,850 shares of preferred stock were issued as of that date.

In April and May 2009, four existing preferred shareholders made additional equity investments totaling $250,000 for which these investors received 250,000 shares of the Company’s redeemable convertible preferred stock.  The proceeds were used for working capital.

Preferred stock dividends for the year ended as of May 31, 2009, totaled $680,246 as a result 684,867 shares of preferred stock were issued as of that date.  As of May 31, 2009, a total of 6,599,717 shares of preferred stock were issued and outstanding.

Common Stock Issuances

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

In October 2008, the Company issued 50,000 shares of common stock to one of its employees vesting over two years.  The Company recorded compensation of $5,000 in connection with these shares.

Stock Option

There were no stock options granted during the fiscal year ended May 31, 2009.

At the time the Company acquired Artisanal Cheese LLC (during fiscal year ended May 31, 2008), the Company offered Mr. Daniel W. Dowe and Mr. William Feeney of 5,100,000 of management stock options so as to encourage them to serve a Chairman/CEO and President of the Company, respectively.  Specifically, the Company offered them five-year management stock options having an exercise price of $.30 per share that are exercisable into approximately 12% and 8%, respectively, of the Company’s common stock on a fully-diluted basis.  The options will not be exercisable unless the Company (a) achieves $21.6 million in revenue or $2 million EBITDA in a full calendar year by no later than 2009 and (b) redeems 2,125,000 shares of the preferred stock.  The failure of either of these conditions will cause the management stock option to terminate in its entirety.  When Mr. Feeney resigned as President in January 2008, and Mr. Dowe assumed Mr. Feeney’s duties, the Company adjusted the aforementioned percentages to 14.4% and 1.9%, respectively, recognizing Mr. Feeney’s contribution toward the acquisition of Artisanal Cheese LLC and his continued contribution as a consultant to the Company.  The board ratified these stock options, as adjusted, at its meeting on January 31, 2008. Although Mr. Feeney has resigned, his stock options remain outstanding and exercisable as a condition of his resignation.

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

A summary of the activity of stock options for the years ended May 31, 2009 and 2008 is as follows:

Weighted Average
	Stock Options		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance – May 31, 2007	-	-	$-	-
Granted Fiscal Year 2008	5,870,000	770,000	.30	.30
Exercised Fiscal Year 2008	-	-	-	-
Canceled Fiscal Year 2008	-	-	-	-
Balance – May 31, 2008	5,870,000	770,000	.30	.30
Granted Fiscal Year 2009	-	-	-	-
Exercised Fiscal Year 2009	-	-	-	-
Canceled Fiscal Year 2009	-	-	-	-
Balance – May 31, 2009	5,870,000	770,000	$.30	$.30

The following table summarizes information about stock options outstanding and exercisable at May 31, 2009:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.30	5,870,000	4.32	$.30	770,000

There remain 5,100,000 of stock options unvested due to the terms and conditions of such options yet to vest.

16.	REVENUE

As of August 14, 2007 and the acquisition of Artisanal Cheese LLC (See Note 3 – Acquisition), the Company receives revenues from the sale of its products, including fine quality cheese and related accessories and the presentation of educational classes, lectures and cheese related parties and events. The Company recorded revenue from the following sources for the years ended May 31, 2009 and 2008, respectively.

	2009	2008
Wholesale	$2,715,612	$2,367,498
Former related party	404,628	9,104
Events and Classes	470,318	406,238
Catalogs and Retail	1,477,707	1,457,441
Club Sales	317,202	370,291
Shipping and Handling	293,811	354,836
Books and Accessories	24,969	28,403
	$5,704,247	$4,993,813

For the years ended May 31, 2009 and 2008, the Company recorded revenues of $0 and $52,039, respectively, representing the royalty it received from its discontinued operations (See Note 4 – Royalty/Licensee Receivable and Note 20 – Disposition of Assets Intangibles).

17.	DISPOSITION OF INTANGIBLE ASSETS

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

18.	COMMITMENTS AND CONTINGENCY

As of May 31, 2009, the company has the following commitments and contingencies:

Term	Agreement	Monthly Expense

8/15/07 – 8/14/12	Preferred Vendor Agreement (a)	n/a

8/15/07 – 8/14/12	Product Development Agreement (b)	n/a

8/15/07 – 8/14/12	Trademark Assignment (c)	n/a

9/28/07 – 9/27/12	Lease Agreement (d)	$16,000

a.
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

b.
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

c.
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

d.
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

As of May 31, 2008, the company had the following commitments and contingencies in addition to those discussed above which continued through May 31, 2009:

Term	Agreement	Monthly Expense

8/15/07 – 8/14/08	Transitional Services Agreement Equipment services (e)	$9,654

8/15/07 – 7/31/08	Consulting Agreement (f)	$4,333

e.
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

f.
The Company has entered into a one-year Consulting Agreement with executive chef, Terrence Brennan, the founder of Artisanal Cheese LLC and owner of two Manhattan restaurants, Picholine and Artisanal Bistro & Fromagerie, to provide consulting services including advice on product mix, marketing plans in the retail sector and presentation to retail supermarket buyers.  Mr. Brennan received $13,000 every quarter for 24 hours worth of consulting services during each three month period.  The agreement also provided for a finder’s fee of $10,000 in connection with any supply or sales agreement between the Company and any strategic partner introduced to the Company by Mr. Brennan, with an additional payment of $20,000 if sales to the strategic partner exceed $500,000 in the aggregate.  The Consulting Agreement also provided for office space for Mr. Brennan and two of his staff members at the Company’s principal offices located at 500 West 37th Street, New York, New York.

19.	RELATED PARTY TRANSACTIONS

The wife of Daniel W. Dowe, the Company’s Chief Executive Officer and Chief Financial Officer, periodically provides legal and administrative services to the Company. For the year ended May 31, 2009, Mrs. Dowe received $60,000 for legal and administrative services performed throughout the year.   For the year ended May 31, 2008, Ms. Dowe received $50,000 for legal work relating to the closing of the Artisanal Cheese LLC transaction; $25,000 for legal work in connection with the preparation of a registration statement; and $29,000 for legal and administrative work performed throughout the year for the Company.

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

In October 2007, Carl Wolf purchased 600,000 shares of the Company’s preferred stock.  (See Item 5, Redeemable Convertible Preferred stock).  He was elected to the Company’s board of directors in January 2008 and has resigned in July 2009.  Mr. Wolf is also a shareholder in Hors D’oeuvres Unlimited which sells one line of par-baked frozen products to the Company.  For the year ended May 31, 2009, Hors D’oeuvres Unlimited was paid approximately $66,000 for its frozen products.

Beginning in July 2008, one of the Company’s directors, Jeffrey Roberts, began providing consulting services to the Company.  Effective January 2009, Mr. Roberts received a monthly fee of $2400 plus expenses. Mr. Roberts meets with various cheese producers throughout the United States to find new products and, in particular, products to be sold exclusively under the Company’s brand.  For the year ended May 31, 2009, Mr. Roberts received approximately $12,000 for his services and out-of-pocket expenses.

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

The prior year balance sheet, results of operations and cash flows for the Por Rok intangibles has been reclassified as discontinued operations.

Summarized results of the discontinued operations are as follows:

Year ended May 31, 2008
Net Sales	$52,039
Income/(loss) from operations	43,528
Gain on sale of operations	479,043
Net gain/(loss) on discontinued operations	$522,571

21.	SUBSEQUENT EVENTS

In June 2009, the board approved the Company’s intentions to obtain an $850,000 term loan and to raise an additional $2 million in equity.  As of the date of this filing, the company has secured $800,000 of the term loan from existing shareholders.

On July 17, 2009, Mr. Carl Wolf resigned as a director of the Company.  Mr. Wolf served on the Company’s Audit, Compensation and Business Development Committees.  The Company filed with the Commission a Form 8-K on July 23, 2009 in connection with his resignation.

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

(b)	Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of July 31, 2009, our internal control over financial reporting is effective based on these criteria.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

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

The following table sets forth the names, ages, and principal positions of our executive officers and directors as of the filing date of this annual report:

Name	Age	Position

Daniel W. Dowe	47	Chairman of the Board, President and Chief Executive Officer
Keith DeMatteis	45	Director
William K. Lavin	65	Director
Alfred Lepore	70	Director
John Nesbett	41	Director
Jeffrey Roberts	63	Director
Thomas Thornton	63	Director
Carl Wolf	65	Director (resigned July 17, 2009)

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

William K. Lavin.  For the past fifteen years, Mr. Lavin has operated his own business consulting firm that he formed in 1994.  From 1993 to 1994, Mr. Lavin was Chief Executive Officer of Woolworth Corporation (renamed “Foot Locker Inc.”) From 1991 to 1993, he served as Woolworth’s Chief Administrative and Financial Officer. Mr. Lavin became a director of the Company in October, 1997, and since 1992 has served on the board of directors of the Allegheny Corporation (NYSE:Y).

Alfred Lepore.  From 1964 to 2004, Alfred Lepore, was the owner and president of the Ferrara Foods & Confections, Inc., and several leading brands in the specialty food and bakery industries.  From 1990 to 1992 he served as President of the National Association of Specialty Food Producers.

John G. Nesbett.  For the past four years, John G. Nesbett has been Founder and President of Institutional Marketing Services, Inc. (IMS), a financial communications firm focused on emerging growth companies.  From 2003 to 2005, he was Managing Director and President of The Investor Relations Group.  From 1990 to 2002 he held various positions at Lippert/Heilshorn & Associates, ultimately becoming Managing Director.  Mr. Nesbett became a director in January 2008.

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

Carl Wolf.  Until his resignation on July 17, 2009, Mr. Wolf had been a director of the Company since January 2008. Mr. Wolf was founder, chairman and Chief Executive Officer of Alpine Lace/MCT Dairies from 1983 to 1997. He served as co-chairman of Saratoga Beverage Company in 1998; chairman of the board of Update This (a management software company for newspapers) from 1999 to 2003.  From 2002 to 2004 he served as chairman of the board of Mediabay, Inc. and as a director of Momma Says Biscotti.  He currently consults for IMDS Trading (a hedge fund), Conduit Internet Technologies (a software company) and is a major investor in Hors D’oeuvres Unlimited, a purveyor of high quality appetizer and gourmet food products to caterers, hotels, national manufacturers and distributors.  Mr. Wolf served on the Company’s Audit, Compensation and Business Development Committees.  The Company filed with the Commission a Form 8-K on July 23, 2009 in connection with his resignation.

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

Committees

Our Board of Directors has an Audit and Executive Compensation Committee, a Nominating Committee and a Business Development Committee.  Messrs. Lavin, DeMatteis and, until his resignation, Mr. Wolf serve on both the Auditing and Compensation Committees.  The Business Development Committee consists of Messrs. Thornton, Lepore, Roberts, Dowe and, until his resignation, Mr. Wolf.  The Nominating Committee consists of Messrs. Lavin, DeMatteis, Nesbett and Dowe.  Mr. Lavin serves as the Company’s financial and corporate governance expert on the Audit Committee.  He is an independent director as defined under the listing standards of The Nasdaq Stock Market.

William K. Lavin, Keith DeMatteis, Carl Wolf (resigned), Alfred Lepore, John Nesbitt, Jeffrey Roberts and Thomas Thornton are “independent” directors under the listing standards of The Nasdaq Stock Market. Daniel W. Dowe is not “independent” under the listing standards of The Nasdaq Stock Market.

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

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen-sation Earnings ($)	All Other Compensation ($)		Total Compensation ($)
Daniel W. Dowe Chairman, Chief	Fiscal 2009	200,000		0	0	0		0	0	0		200,000
Executive Officer President	Fiscal 2008	200,000	(1)	0	0	0	(2)	0	0	104,500	(3)	304,500

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

Option Grants, Exercises, and Values

The following table sets forth information with respect to outstanding equity awards held by the Company’s officers as of May 31, 2009 and 2008:

OUTSTANDING EQUITY AWARDS AT MAY 31, 2009 and 2008
Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Daniel W. Dowe Chairman,Chief Executive Officer, President	0	(1)	4,500,000	$.30/share	8/14/12
William J. Feeney(2) Chief Operating Officer	0	(1)	600,000	$.30/share	8/14/12

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

Mr. Dowe was also granted a five-year stock option to purchase that number of shares of the Company’s $.001 par value common stock that equals 14.4%7 of the Common Stock issued and outstanding on a fully-diluted basis assuming all shares of the Company’s Redeemable Convertible Preferred stock were converted into Common Stock at the conversion price of thirty cents ($.30) per share.

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

Compensation of Directors

At a meeting held on April 9, 2008, the board ratified a resolution that each of the Company’s non-management directors were to receive 110,000 stock options for serving as directors. The directors received no additional compensation in fiscal 2009.

_________________________
7 Mr. Dowe’s employment contract initially provided for an option to purchase 12% of the Company’s common stock.  When Mr. Feeney resigned and Mr. Dowe assumed his duties, the Company increased the Mr. Dowe’s option from 12% to 14.4%.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of May 31, 2009, by (i) each person who we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of the executive officers named in the summary compensation table, and (iv) all directors and executive officers as a group.

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

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to conversion of preferred stock and options held by that person that are currently exercisable or exercisable within 60 days of May 31, 2009. We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Daniel W. Dowe, Chairman and Chief Executive Officer	0	(2)	0.0%
Keith DeMatteis, Director	3,064,518	(3)	10.0%
William K. Lavin, Director	125,049	(4)	0.4%
Alfred Lepore, Director	561,933	(5)	1.8%
John Nesbett, Director	205,000	(6)	0.7%
Jeffrey Roberts, Director	110,000	(7)	0.4%
Thomas Thornton, Director	210,000	(8)	0.7%
Carl Wolf, Director (resigned July 17, 2009)	2,529,800	(9)	8.3%
Current directors and executive officers as a group (8 persons)	6,806,300	(10)	22.2%
Frank Sica, Investor	6,444,000	(11)	21.1%
Alphonso DeMatteis, Investor	2,940,232	(12)	9.6%

(1)
Based on 30,604,373 shares of common stock consisting of: 7,835,316 common shares issued and outstanding as of May 31, 2009; 770,000 common shares underlying stock options held by board members as of May 31, 2009; and 21,999,057 common shares underlying the preferred shares issued and outstanding as of May 31, 2009 (including preferred share dividends through that date).

(2)
Includes common shares underlying 4,500,000 common stock options to purchase an equivalent number of shares of our common stock which options will not become exerciseable until the  Company achieves: (a) $21.6 million in revenue or $2 million in EBITDA in a full calendar year by no later than Calendar Year 2009, and, (b) redeems 2,607,500 shares of the preferred stock.

(3)
Includes 1,719,432 shares held by Alfonso DeMatteis for which Mr. Keith DeMatteis has power of attorney; 14,286 shares held by Calakar Construction Company, a company owned in part by Mr. Keith DeMatteis; and 327,000 shares of preferred stock held by Alphonso L. DeMatteis Family, L.P. and convertible into 1,220,800 shares of our common stock, for which Mr. Keith DeMatteis has power of attorney, and 110,000 shares underlying management stock options held by Mr. Keith DeMatteis personally.

(4)	Includes 15,049 shares of common stock and 110,000 shares underlying management stock options held by Mr. Lavin.

(5)
Includes 45,000 shares held jointly by Mr. Lepore and his wife, Mary Lepore, and 122,080 shares of preferred stock held by Mr. Lepore and convertible into 406,933 shares of our common stock, and 110,000 shares underlying management stock options held by Mr. Lepore.

(6)	Includes 95,000 shares of common stock and 110,000 shares underlying management stock options held by Mr. Nesbett.
(7)	Represents 110,000 shares underlying management stock options held by Mr. Roberts.
(8)	Includes 100,000 shares of common stock and 110,000 shares underlying management stock options held by Mr. Thornton.
(9)	Consists of 725,940 shares of preferred stock convertible into 2,419,800 shares of our common stock and 110,000 shares underlying management stock options held by Mr. Wolf.
(10)	Includes all shares referenced in footnotes 3 through 9 above.
(11)	Consists of 1,933,200 shares of preferred stock convertible into 6,444,000 shares of our common stock.
(12)	Consists of 1,719,432 shares of common stock held and 327,000 shares of preferred stock convertible into 1,220,800 shares of our common stock.

Item 13	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no material relationships between the Company and the current directors and executive officers of the Company, other than as described below.

Since the beginning of the Company’s last fiscal year, Mr. Dowe’s spouse, Janet L. Dowe, has periodically provided legal and administrative services to the Company.  For the year ended May 31, 2009, Mrs. Dowe received a consulting fee of $5,000 per month for various legal and administrative services, including the preparation and filing of all SEC quarterly and annual reports, closing and daily reconciliation of asset-based line of credit, and contract reviews for a total of $60,000.    For the year ended May 31, 2008, Ms. Dowe received $50,000 for legal work pertaining to the sale of the Company’s building material assets (including all contract documentation, settlement of outstanding legal claims and liens relating to such assets, and related documentation) and pertaining to the Company’s acquisition of the membership interests of Artisanal Cheese, LLC.  Mrs. Dowe has also received a payment of $25,000 with respect to the preparation and filing of a registration statement; and $29,000 for other legal and administrative work performed throughout the year for the Company.  Any payments to Mrs. Dowe for legal services rendered to the Company are approved by the Board of Directors, except for Mr. Dowe who is not entitled to vote on these matters.

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

In October 2007, Carl Wolf purchased 600,000 shares of the Company’s preferred stock.  (See Item 5, Redeemable Convertible Preferred stock).  He was elected to the Company’s board of directors in January 2008.  Mr. Wolf is also a shareholder in Hors D’oeuvres Unlimited which sells one line of par-baked frozen products to the Company.  For the year ended May 31, 2009, Hors D’oeuvres Unlimited was paid approximately $66,000 for its frozen products.  The terms of these transactions are arm’s length as they pre-existed Mr. Wolf’s investment in the Company and his role as a director.  Mr. Wolf resigned as a director on July 17, 2009.

Beginning in February2008, one of the Company’s directors, Jeffrey Roberts, began providing consulting services to the Company on a temporary basis.  Effective January 2009, Mr. Roberts received a monthly fee of $2,400 plus expenses. Mr. Roberts meets with various cheese producers throughout the United States to find new products and, in particular, products to be sold exclusively under the Company’s brand.  For the year ended May 31, 2009, Mr. Roberts received approximately $12,000 for his services and out-of-pocket expenses.

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

William K. Lavin, Keith DeMatteis, Carl Wolf (resigned), Alfred Lepore, John Nesbitt, Jeffrey Roberts and Thomas Thornton are “independent” directors under the listing standards of The Nasdaq Stock Market. Daniel W. Dowe is not “independent” under the listing standards of The Nasdaq Stock Market.

Item 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and unbilled for the fiscal years ended May 31, 2009 and 2008 for professional services rendered by our principal accountants for the audits of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q were approximately $45,000 and $39,500, respectively.

AUDIT-RELATED FEES

The audit-related fees for the fiscal years ended May 31, 2009 and 2008 for assurance and related services rendered by our principal accounts related to the performance of the audit of our new acquisition was $0 for the year ended May 31, 2009, and $45,000 for the year ended May 31, 2008.

TAX AND OTHER FEES

The aggregate fees billed for the fiscal years ended May 31, 2009 and 2008 for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns was $0 and $0, respectively.

APPROVAL OF NON-AUDIT SERVICES AND FEES

None.

PART IV

Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description

2.2	Asset Purchase Agreement by and among Registrants and P. Terreri and J. Giulii dated August 14, 2007

2.3	Membership Interest Purchase Agreement by and among AHF Acquisition Corp., Artisanal Cheese, LLC, Terrence Brennan and Marvin Numeroff, dated August 14, 2007

2.4	Form of Promissory Note to T. Brennan in the amount of $570,000

2.5	Form of Promissory Note to M. Numeroff in the amount of $130,000

2.6	Form of Bridge Promissory Note to T. Brennan in the amount of $700,000

2.7	Transitional Services Agreement between Artisanal Group LLC and Artisanal Cheese LLC dated August 14, 2007

2.8	Consulting Agreement between Artisanal Cheese LLC and Terrence Brennan dated August 14, 2007

2.9	Preferred Vendor Agreement by and among Artisanal Cheese LLC, Artisanal Fromagerie & Bistro, LLC, and 35 West 64th Restaurant Associates, L.P. dated August 14, 2007

2.10	Product Development Agreement by and among Artisanal Cheese LLC, Artisanal Fromagerie & Bistro, LLC, and 35 West 64th Restaurant Associates, L.P. dated August 14, 2007

2.11	Trademark License Agreement by and among Artisanal Cheese LLC, Artisanal Fromagerie & Bistro, LLC, and 35 West 64th Restaurant Associates, L.P. dated August 14, 2007

2.12	Noncompetition Agreement between Artisanal Cheese LLC and Terrence Brennan dated August 14, 2007

2.13	Noncompetition Agreement between Artisanal Cheese LLC and Marvin Numeroff dated August 14, 2007

3.1(v)	Certificate of Incorporation of Registrant as amended and filed with the Secretary of State of the State of New York

3.2	By-Laws (incorporated by reference to Exhibit 3.2 of the Registrant’s Report on Form 10-KSB for the period ended May 31, 1999)

Item 15	(Cont’d)

Exhibit Number	Description

4.7	Certificate of Designation, Preference and Rights of Series A, Redeemable Convertible Preferred Shares

4.8	Stock Subscription and Investment Representation Agreement

4.9	Registration Rights Agreement

10.9	Employment Agreement between Registrant and Daniel W. Dowe

10.10	Fourth Amendment to Settlement Agreement by and among Registrant, Alfred Lepore, Joseph Aievoli, Daniel W. Dowe and David A. Dowe, dated August 10, 2007

10.11	Subscription Agreement and Investment Representation of Thomas Thornton, Jr.

10.12	Promissory Note to The Barrister Group in the amount of $5,000

10.16	Financing Agreement between Summit Financial Resources L.P. and Artisanal Cheese LLC dated February 19, 2009.

10.17	Addendum to Financing Agreement between Summit Financial Resources L.P. and Artisanal Cheese LLC dated February 19, 2009.

10.18	Guarantee by Daniel W. Dowe in favor of Summit Financial Resources L.P.

13.5	Annual Report on Form 10-K for the period ended May 31, 2008

13.6	Quarterly Report on Form 10-Q for the period ended August 31, 2008

13.7	Quarterly Report on Form 10-Q for the period ended November 30, 2008

13.8	Quarterly Report on Form 10-Q for the period ended February 29, 2009

13.9	Form 8-K filed July 22, 2009 re director resignation

21	Subsidiaries of Registrant

31.1*	Certification of Principal Executive and Financial Officer

31.2*	Certification of Principal Accounting Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350

32.2*	Certification Pursuant to 18 U.S.C. Section 1350

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, American Home Food Products, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

AMERICAN HOME FOOD PRODUCTS, INC.

By:	/ss/ Daniel W. Dowe
Daniel W. Dowe, Chief Executive Officer
And Chief Financial Officer

Dated:  September 14, 2009

By:	/ss/ Irene Posio
Irene Posio
Senior Corporate Controller
Principal Accounting Officer

Dated:  September 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:

Dated

/ss/ Daniel W. Dowe	Director	September 14, 2009
Daniel W. Dowe

/ss/ William K. Lavin	Director	September 14, 2009
William K. Lavin

/ss/ Keith DeMatteis	Director	September 14, 2009
Keith DeMatteis

/ss/Alfred Lepore	Director	September 14, 2009
Alfred Lepore

/ss/ John Nesbett	Director	September 14, 2009
John Nesbett

/ss/ Jeffrey Roberts	Director	September 14, 2009
Jeffrey Roberts

/ss/ Thomas Thornton	Director	September 14, 2009
Thomas Thornton