Form 10-Q
period 2009-08-31
American Home Food Products, Inc.
filed 2009-10-15
CIK 945634

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
          TO          .

AMERICAN HOME FOOD PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

New York	0-26112	41-1759882
(State of Jurisdiction)	(Commission File Number)	(IRS Employer I.D. No.)

500 West 37th Street	New York, New York	10018
(Address of Principal Executive offices)		(Zip Code)

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

The Company had 7,960,316 shares of its $.001 par value common stock and 6,592,100 shares of its $.001 par value preferred stock issued and outstanding on August 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q	Incorporated Document

Item 5 – Other Information	Form 8-K filed July 22, 2009
Item 5 – Other Information	Form 8-K filed September 15, 2009

AMERICAN HOME FOOD PRODUCTS, INC.

ii

Index

PART I

Page No.

Item 1.	Financial Information (Unaudited)

	Balance Sheets at August 31, 2009 and May 31, 2009	F-1

	Statements of Operations for the three months ended August 31, 2009 and August 31, 2008	F-2

	Statements of Cash Flows for the three months ended August 31, 2009 and August 31, 2008	F-3

	Notes to Financial Statements	F-4

iii

Index

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	August 31, 2009	May 31, 2009
	(unaudited)	(audited)
CURRENT ASSETS:

Cash	$-	$-
Accounts receivable	415,776	456,688
Inventories	281,369	324,091
Prepaid expenses and other current assets	145,224	105,956

Total Current Assets	842,369	886,735

FIXED ASSETS, net	683,716	722,118
OTHER ASSETS	48,493	45,265
INTANGIBLES - at cost, net	3,725,461	3,746,461

	$5,300,039	$5,400,579

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Cash Overdraft	$7,283	$36,927
Accounts payable	1,218,817	822,761
Notes payable	589,778	683,092
Bridge Loan payable	151,923
Prepaid Gift Certificates and Other Deferred Revenue	55,477	62,531
Accrued expenses and other current liabilities	151,455	288,862
Accrued payroll taxes	480,769	480,769
Total Current Liabilities	2,655,502	2,374,942

LONG TERM DEBT, net of current portion	583,133	74,390
	583,133	74,390

COMMITMENTS AND CONTINGENCY	-

SHAREHOLDERS' EQUITY:
Preferred stock - $0.001 par value, 10,000,000 shares authorized,6,592,100 and 6,599,717 shares issued and outstanding, respectively	6,592	6,600
Common stock - $0.001 par value, 40,000,000 shares authorized 7,960,316 and 7,835,316shares issued and outstanding, respectively	7,960	7,835
Additional paid-in capital	16,623,396	16,713,919
Accumulated deficit	(14,576,544)	(13,777,107)

Total shareholders' equity	2,061,404	2,951,247

	$5,300,039	$5,400,579

See notes to unaudited financial statements.

Index

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended August 31, 2009 Unaudited	Three Months Ended August 31, 2008 Unaudited

SALES	$908,514	$1,170,864

COST OF GOODS SOLD	857,019	870,342

GROSS PROFIT	51,495	300,522

SELLING, GENERAL AND ADMINISTRATIVE	656,576	678,571
DEPRECIATION AND AMORTIZATION	60,045	61,614

GAIN (LOSS) FROM OPERATIONS
BEFORE INCOME TAXES AND INTEREST	(665,126)	(439,663)

OTHER INCOME( EXPENSES):
Interest income (expense)	(135,874)	(4,405)

GAIN (LOSS) FROM OPERATIONS
BEFORE INCOME TAXES	(801,000)	(444,068)

INCOME TAXES	-	-

NET INCOME (LOSS) -	$(801,000)	$(444,068)

LESS PREFERRED STOCK DIVIDEND	(107,276)	(156,450)
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(908,276)	$(600,518)

INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.12)	$(0.08)
Diluted	$(0.12)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
basic	7,784,066	7,784,066
diluted	7,784,066	7,784,066

See notes to unaudited financial statements.

Index

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended August 31, 2009	Three Months Ended August 31, 2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(801,000)	$(444,068)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and impairment of equipment	39,045	31,613
Interest on loans as preferred stock	85,000	-
Amortization of intangibles	21,000	30,000
Increase of other assets	-	(17,500)
Preferred and common stock issued for services	-	156
Changes in assets and liabilities, net of the effect from acquisition:
Accounts receivable	40,912	(1,069)
Inventory	42,722	(20,824)
Prepaid expenses and other assets	(41,080)	(10,450)
Accounts payable	394,385	(32,652)
Accrued expenses and other current liabilities	(184,875)	(25,132)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(403,891)	(489,926)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(642)	(13,298)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(642)	(13,298)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Increase in notes payable	500,000	-
Payment of shareholder note	-	(38,312)
Sale of preferred stock	-	-
Payment of note payable	(95,467)	(40,159)
NET CASH PROVIDED BY FINANCING ACTIVITIES	404,533	(78,471)

NET INCREASE IN CASH	-	(581,695)

CASH AT BEGINNING OF YEAR	-	750,133

CASH AT END OF PERIOD	$-	$168,438

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	-	-
Non-cash financing activies:
Common shares issued for services	125,000	2,500
Preferred shares issued for dividends	107,383	156,450

See notes to unaudited financial statements.

Index

AMERICAN HOME FOOD PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2009
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of American Home Food Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Operating results expected for the three months ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2009.  Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

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

Trade Accounts Receivable and Other Receivables, Net

The Company's accounts receivable consist primarily of amounts due from customers for the sale of its products. The Company records an allowance for doubtful accounts based on management's estimate of collectability of such trade and notes receivables outstanding. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any. The recorded allowance at August 31, 2009 and May 31, 2009, was $20,279 and $38,598, respectively.

Index

Revenue Recognition

The Company recognizes revenues associated with the sale of its products at the time of delivery to customers.

Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses charged to operations for the three months ended August 31, 2009 were approximately $500.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123-R Share-Based Payment ("SFAS No. 123-R"). The Company records compensation expense using a fair-value-based measurement method for all awards granted. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  Equity-based compensation for the three months ended August 31, 2009 and August 31, 2008 was $24,469 and $27,938, respectively.

Index

Net Income/(Loss) Per Share

In accordance with SFAS No. 128, "Earnings Per Share", basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. For the three months ended August 31, 2009, diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive.  Options have been excluded in the amount of 770,000 for the three months ended August 31, 2009.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, and accounts payable, approximated fair value as of August 31, 2009, because of the relatively short-term maturity of these instruments and their market interest rates. Since a portion of long-term debt is in default, it is not possible to estimate its value.

Recent Accounting Pronouncements

Any new accounting pronouncements issued but not yet effective have been deemed not to be relevant to the operations of the Company, hence the effects of such undisclosed new accounting pronouncements will have no effect on the Company.

3.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	August 31, 2009	May 31, 2009
Trade accounts receivable	$431,855	$491,215
Employees	4,200	4,071
	436,055	495,286
Less allowance for doubtful accounts	(20,278)	(38,598)
	$415,777	$456,688

4.	INVENTORIES

Inventories are valued on a first-in-first-out (FIFO) basis.  Inventories consisted of the following:

	August 31, 2009	May 31, 2009
Cheese Inventory	$183,792	$180,179
Shipping/Packing Material Inventory	60,482	68,661
Accessories & Books Inventory	34,723	68,101
Beverage	2,372	7,150
	$281,369	$324,091

Index

5.	PREPAID EXPENSES

At August 31, 2009, the Company had prepaid expenses of $145,225, which consisted primarily of; marketing materials including artwork of $34,661, catalog  development costs of $43,800; a loan commission of $15,000; prepaid real estate taxes $9,331; other operating expense $16,370 and prepaid insurance of $26,063. At May 31, 2009, the Company had prepaid expenses of $105,956, which consisted primarily of marketing materials including artwork of $18,575, catalog development costs of $57,013, and legal fees of $7,200, a loan commission of $15,000 and prepaid insurance of $8,168.

6.	NOTES PAYABLE

In February 2009, the Company closed on a revolving line of credit in an amount representing up to 85% of the company’s accounts receivable and 50% of its inventories with a maximum loan amount of $750,000.  The cost of this facility is at Prime Rate plus 2%.  The Prime Rate at February 28, 2009, was 3.25%.  The line of credit is secured by the assets of the Company and has various covenants for collateral management fees, change of control provisions and a guarantee.  As of June 1, 2009, two events of default had occurred under the loan.  Specifically, the advance against acceptable inventory exceeded the bank’s formula by approximately $20,000 and the Company had not yet paid its past due taxes in full or otherwise subordinated the taxes to the bank in a manner acceptable to the bank.  On or about June 1, 2009, the parties executed a Forbearance Agreement pursuant to which the bank agreed to forbear from exercising its rights and remedies under the original loan document in exchange for the Company’s agreement that, until it provides satisfactory evidence that it has paid the past due taxes have been paid or otherwise subordinated to the bank and until it has raised $1.7 million in cash equity, the interest rate shall be increased to the Prime Rate plus 8%.  The forbearance agreement expired July 31, 2009.  On or about August 13, 2009, the parties executed a second forbearance agreement pursuant to which the bank agreed to forbear until November 9, 2009, in exchange for a $10,000 forbearance fee, a limitation on the loan against inventory to a maximum of $175,000, and interest to continue at the rate of Prime Rate plus 8%.  The balance due at August 31, 2009 was $416,179.

In June 2009, the board approved the Company’s intentions to obtain an $850,000 term loan and to raise an additional $2 million in equity.  As of the date of this filing, the company has secured from existing shareholders a $150,000 bridge loan at an annual interest rate of nine percent (9%) to mature on September 8, 2009 and $700,000 of the term loan at an annual interest rate of nine percent (9%) to mature on or about September 10, 2010.  The Company has defaulted on repayment of the bridge note by the maturity date, however, the lender has agreed to forbear collection until such time as the Company completes the equity raise.  The Company is also negotiating with several potential  investors with respect to the equity investment.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of August 31, 2009, the Company had accrued expenses and other liabilities of $151,455 which consisted primarily of $35,060 for professional fees, $11,075 for commissions, $29,839 for prepaid cheese club, sales tax payable of $5,773, inventory related items $44,985 and $24,723 for other various items.  As of May 31, 2009, the Company had accrued expenses and other liabilities of $288,862 which consisted primarily of $109,683 for inventory-related items, $27,760 for professional fees, $35,843 for goods sold, $27,786 for payroll and commissions, $16,640 for prepaid cheese clubs and another $5,369 for accrued payroll tax.

Index

8.	ACCRUED PAYROLL TAXES

The Company prior to the acquisition of Artisanal remains in arrears with paying payroll taxes of approximately $480,000.  The Company is currently negotiating a payment program with the relevant tax authorities.

9.	SHAREHOLDERS’ EQUITY

Preferred Stock Issuances

During the three months ended August 31, 2009, the Company issued to preferred shareholders a total of 107,383 shares of preferred stock representing the adjusted preferred stock dividends through August 31, 2009.  The dividends for the quarter were adjusted to take into consideration the inadvertent compounding of the dividend for the three quarters ended November 30, 2008, February 28, 2009, and May 31, 2009, respectively.

The Company issued to lenders a total of 85,000 shares of preferred stock in consideration of the $150,000 bridge loan and the $550,000 term loan which they collectively made to the Company during the quarter ended August 31, 2009.   As part of the term loan transaction, 200,000 shares of preferred stock were returned to the Company by three preferred shareholders who rescinded subscription agreements made in the previous quarter, electing instead to participate in the term loan agreement also being offered by the Company.

Common Stock Issuances

In June 2009, the Company issued 125,000 shares of common stock to one of its employees vesting over two years.  The company recorded deferred compensation of $36,250 in connection with these shares.

Stock Option

No common stock options were issued during the three month period ended August 31, 2009.

10.	RELATED PARTY TRANSACTIONS

The wife of Daniel W. Dowe, the Company’s Chief Executive Officer and Chief Financial Officer, periodically provides legal and administrative services to the Company. For the quarter ended August 31, 2009, Ms. Dowe received $15,000 for legal and administrative work performed throughout the year for the Company.  In the three months ended August 31, 2008, Ms. Dowe received $15,000 for legal and administrative work performed throughout the year.

Index

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

11.	RESIGNATION OF DIRECTOR

On July 17, 2009, Mr. Carl Wolf resigned as a director of the Company.  Mr. Wolf served on the Company’s Audit, Compensation and Business Development Committees.  The Company filed with the Commission a Form 8-K on July 23, 2009 in connection with his resignation.

12.	SUBSEQUENT EVENTS

At a board of directors meeting held on September 14, 2009, Mr. Alfred Lepore resigned after a two-year term as a director of the Registrant.  Mr. Lepore served on Registrant’s Business Development Committee.  The Company filed with the Commission a Form 8-K on September 15, 2009 in connection with his resignation.

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-Q. The Financial Statements for the three month period ending August 31, 2009, included in this Form 10-Q are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Three Months ending August 31, 2009 v. August 31, 2008

In the three month period ended August 31, 2009, the Company had sales of $908,514 versus $1,170,864 in the corresponding three month period in 2008.  Cost of goods sold in this period was $857,019 which was 94% versus 74% for the same period in 2008.

In this three month period, the Company recorded a net loss from operations of $801,000 versus a net loss of $444,068 for the same period in 2008.  The net loss to common shareholders during this period 2009 was $908,276 versus a net loss of $600,518 during the same period in 2008.  Of the net loss, $107,383 was attributable to non-cash stock dividends paid to preferred shareholders during the first quarter in the form of new shares of preferred.  In 2009, the Company incurred $135,874 in interest charges, which is attributable primarily to interest on the term loan and bridge loan in the form of preferred shares, interest on its revolving line of credit, and long-term debt owed to the former members of Artisanal Cheese LLC. The Company also incurred $21,000 of amortization charges relating to the intangible assets and $39,045 of depreciation on the fixed assets.

On August 31, 2009, the Company had $842,370 in current liquid assets, which consisted primarily of inventory of $281,369, prepaid expenses of $145,225 and accounts receivable of $415,776. The Company had leasehold improvements and equipment of $683,716 and intangibles of $3,725,461 net of amortization.

Liquidity and Financial Resources at August 31, 2009

As of August 31, 2009, the Company had $2,655,502 in current liabilities, which includes $173,599 in  notes to the former shareholders of the Company, as well as a $151,923 bridge note (including interest)  The Company had accounts payable of $1,218,817, a revolving line of credit of $ 416,179, accrued taxes of $480,769, cash overdraft of 7,283 and accrued expenses and other current liabilities totaling $151,455.  The Company’s current liabilities also include outstanding prepaid gift certificates and other deferred revenue totaling $55,477.

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

Index

In June 2009, the board approved the Company’s intentions to obtain an $850,000 term loan and to raise an additional $2 million in equity.  As of the date of this filing, the company has secured a $150,000 bridge loan and $700,000 of the term loan from existing shareholders and is negotiating with several potential equity investors.  The proceeds will be used to finance the Company’s new packaging and retail displays and its expansion into big-box and chain retailers, pay down tax liabilities and to provide a cash reserve.

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

All long-term liabilities are payable to the previous owners of Artisanal Cheese LLC and are being repaid in accordance with the terms of the governing instruments.

The cost to carry the preferred stock is a dividend of 12% payable in stock until August 2010.  Thereafter the dividend is 12% if payable in cash or 15% if payable in stock, at the Company’s election.  Where the Company elects to pay the dividend in shares, this will not present a drain on the company’s capital resources.

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

Index

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Omitted.

Index

Item 4T.	Controls and Procedures

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

(b)	Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of August 31, 2009, our internal control over financial reporting is effective based on these criteria.  This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this quarterly report.

Index

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

The Company issued to lenders a total of 85,000 shares of preferred stock in consideration of the $150,000 bridge loan and the $550,000 term loan which they collectively made to the Company during the quarter ended August 31, 2009.  As part of the term loan transaction, 200,000 shares of preferred stock were returned to the Company by three preferred shareholders who rescinded subscription agreements made in the previous quarter, electing instead to participate in the term loan agreement also being offered by the Company.

In June 2009, the Company issued 125,000 shares of common stock to an employee. The company recorded a deferred expense of $32,250 in connection with these shares.

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

At a board of directors meeting held on September 14, 2009, Mr. Alfred Lepore resigned after a two-year term as a director of the Registrant.  Mr. Lepore served on Registrant’s Business Development Committee.  The Company filed with the Commission a Form 8-K on September 15, 2009 in connection with his resignation.

Index

Item 6.	Exhibits.	The following exhibits are included with this filing:

Exhibit 10.19*	Forbearance Agreement between Summit Financial Resources L.P. and Artisanal Cheese LLC dated June 1, 2009.

Exhibit 10.20*	Forbearance Agreement between Summit Financial Resources L.P. and Artisanal Cheese LLC dated August 13, 2009.

Exhibit 10.21*	$150,000 Bridge Note dated July 10, 2009

Exhibit 10.22*	Security Agreement relating to Bridge Note dated July 10, 2009

Exhibit 10.23*	$850,000 Promissory Note dated July 10, 2009

Exhibit 10.24*	Security Agreement relating to Term Loan dated July 10, 2009

Exhibit 13.9	Form 8-K filed July 22, 2009, re director resignation

Exhibit 13.10	Form 8-K filed September 15, 2009, re director resignation

Exhibit 31.1*	Certification of Principal Executive and Financial Officer

Exhibit 31.2*	Certification of Principal Accounting Officer

Exhibit 32.1*	Certification of Principal Executive and Financial Officer

Exhibit 32.2*	Certification of Principal Accounting Officer

*	Filed herewith

Index

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

Date:  October 15, 2009