Form 10-Q
period 2009-11-30
American Home Food Products, Inc.
filed 2010-01-14
CIK 945634

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
          TO          .

AMERICAN HOME FOOD PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

New York	0-26112	41-1759882
(State of Jurisdiction)	(Commission File Number)	(IRS Employer I.D. No.)

500 West 37th Street	New York, New York	10018
(Address of Principal Executive offices)		(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    No  ☒

The Company had 7,960,316 shares of its $.001 par value common stock and 6,800,760 shares of its $.001 par value preferred stock issued and outstanding on November 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q	Incorporated Document

Item 5 – Other Information	Form 8-K filed September 25, 2009
Item 5 – Other Information	Form 8-K filed October 16, 2009
Item 5 – Other Information	Form 8-K filed November 13, 2009
Item 5 – Other Information	Form 8-K filed December 8, 2009

AMERICAN HOME FOOD PRODUCTS, INC.

ii

Index

PART I

Page No.

Item 1.	Financial Information (Unaudited)

	Balance Sheets at November 30, 2009 and May 31, 2009	F-1

	Statements of Operations for the three and six months ended November 30, 2009 and November 30, 2008	F-2

	Statements of Cash Flows for the six months ended November 30, 2009 and November 30, 2008	F-3

	Notes to Financial Statements	F-4

iii

Index

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	November 30, 2009	May 31, 2009
	(unaudited)	(audited)
CURRENT ASSETS:

Cash	$-	$-
Accounts receivable, net	490,850	456,688
Inventories	400,548	324,091
Prepaid expenses and other current assets	153,910	105,956

Total Current Assets	1,045,308	886,735

FIXED ASSETS, net	652,864	722,118
OTHER ASSETS	44,823	45,265
INTANGIBLES - at cost, net	3,704,461	3,746,461

	$5,447,456	$5,400,579

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Cash Overdraft	$129,188	$36,927
Accounts payable	951,485	822,761
Summit Financial	485,539	511,646
Sellers Notes	161,182	171,446
Vendors Notes	112,567	-
Prepaid Gift Certificates and Other Deferred Revenue	47,946	62,531
Accrued expenses and other current liabilities	178,654	288,862
Accrued payroll taxes - (See Subsequent Events)	480,769	480,769
Shareholders Loans	1,196,177	-
Total Current Liabilities	3,743,507	2,374,942

LONG TERM DEBT, net of current portion	112,567	74,390
	112,567	74,390

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS' EQUITY:
Preferred stock - $0.001 par value, 10,000,000 shares authorized,6,800,760 and 6,599,717 shares issued and outstanding, respectively	6,801	6,600
Common stock - $0.001 par value, 40,000,000 shares authorized 7,960,316 and 7,835,316 shares issued and outstanding, respectively	7,960	7,835
Additional paid-in capital	16,693,218	16,713,919
Accumulated deficit	(15,116,597)	(13,777,107)

Total shareholders' equity	1,591,382	2,951,247

	$5,447,456	$5,400,579

See notes to unaudited financial statements.

Index

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
	Unaudited	Unaudited	Unaudited	Unaudited

SALES	$1,039,893	$1,299,220	$1,948,407	$2,470,084

COST OF GOODS SOLD	748,929	915,306	1,605,948	1,785,648

GROSS PROFIT	290,964	383,914	342,459	684,436

SELLING, GENERAL AND ADMINISTRATIVE	644,948	700,825	1,301,524	1,379,396
DEPRECIATION AND AMORTIZATION	64,451	46,753	124,496	108,367

(LOSS) FROM OPERATIONS
BEFORE INCOME TAXES AND INTEREST	(418,435)	(363,664)	(1,083,561)	(803,327)

OTHER INCOME (EXPENSES):
Interest income (expense)	(120,435)	(8,428)	(256,309)	(12,833)

(LOSS) FROM OPERATIONS
BEFORE INCOME TAXES	(538,870)	(372,092)	(1,339,870)	(816,160)

INCOME TAXES	-	-	-	-

NET (LOSS)	(538,870)	(372,092)	(1,339,870)	(816,160)

LESS PREFERRED STOCK DIVIDEND	(160,660)	(174,639)	(267,936)	(331,089)
NET (LOSS) APPLICABLE TO COMMON SHARES	(699,530)	(546,731)	(1,607,806)	(1,147,249)

(LOSS) PER COMMON SHARE:
Basic and diluted	$(0.09)	$(0.07)	$(0.21)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING: Basic and diluted	7,960,316	7,810,316	7,819,649	7,682,760

See notes to unaudited financial statements.

Index

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended November 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,339,870)	$(816,160)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and impairment of equipment	82,496	63,226
Interest on loans as preferred stock	133,000
Amortization of intangibles	42,000	45,140
Increase of other assets		(10,000)
Preferred and common stock issued for services	46,625	15,543
Changes in assets and liabilities, net of the effect from acquisition:
Accounts receivable	(34,161)	(91,542)
Inventory	(76,457)	(259,374)
Prepaid expenses and other assets	(46,095)	(92,833)
Accounts payable	220,983	422,487
Accrued expenses and other current liabilities	(151,937)	(48,018)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,123,416)	(771,531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(13,242)	(16,107)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(13,242)	(16,107)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Increase in notes payable	1,196,598	187,351
Payment of shareholder note	-	(55,480)
Payment of note payable	(59,940)	(80,677)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,136,658	51,194

NET INCREASE IN CASH	-	(736,444)

CASH AT BEGINNING OF YEAR	-	750,133

CASH AT END OF PERIOD	$-	$13,689

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$107,129	$-
Income taxes	-	-
Non-cash financing activies:
Common shares issued for services	125,000	50,000
Preferred shares issued for dividends	268,043	331,089

See notes to unaudited financial statements.

Index

AMERICAN HOME FOOD PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2009
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of American Home Food Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Operating results expected for the six months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2009.  Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

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

Trade Accounts Receivable and Other Receivables, Net

The Company's accounts receivable consist primarily of amounts due from customers for the sale of its products. The Company records an allowance for doubtful accounts based on management's estimate of collectability of such trade and notes receivables outstanding. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any. The recorded allowance at November 30, 2009 and May 31, 2009, was $12,001 and $38,598, respectively.

Index

Revenue Recognition

The Company recognizes revenues associated with the sale of its products at the time of delivery to customers.

Marketing and Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses charged to operations for the six months ended November 30, 2009 were approximately $26,966

Reclassifications

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with guidance issued by the FASB,Share-Based Payment.”  The Company records compensation expense using a fair-value-based measurement method for all awards granted. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  Equity-based compensation for the six months ended November 30, 2009 and November 30, 2008 was $46,625 and $43,376, respectively.

Index

Net Income/(Loss) Per Share

In accordance with the FASB guidance for, "Earnings Per Share", basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. For the three and six months ended November 30, 2009, diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive.  Options have been excluded in the amount of 770,000 for the six months ended November 30, 2009.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, and accounts payable, approximated fair value as of November 30, 2009, because of the relatively short-term maturity of these instruments and their market interest rates. Since a portion of long-term debt is in default, it is not possible to estimate its value.

Recent Accounting Pronouncements

Any new accounting pronouncements issued but not yet effective have been deemed not to be relevant to the operations of the Company, hence the effects of such undisclosed new accounting pronouncements will have no effect on the Company.

3.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	November 30, 2009	May 31, 2009
Trade accounts receivable	$498,264	$491,215
Employees	4,587	4,071
	502,851	495,286
Less allowance for doubtful accounts	(12,001)	(38,598)
	$490,850	$456,688

4.	INVENTORIES

Inventories are valued on a first-in-first-out (FIFO) basis.  Inventories consisted of the following:

	November 30, 2009	May 31, 2009
Cheese Inventory	$272,845	$180,179
Shipping/Packing Material Inventory	74,296	68,661
Accessories & Books Inventory	51,036	68,101
Beverage	2,371	7,150
	$400,548	$324,091

Index

5.	PREPAID EXPENSES

At November 30, 2009, the Company had prepaid expenses of $153,910, which consisted primarily of; marketing materials including artwork of $33,650, catalog  development costs of $1,375 a loan commission of $15,000; prepaid real estate taxes $6,220; other operating expense $32,288 and prepaid insurance of $25,377. At May 31, 2009, the Company had prepaid expenses of $105,956, which consisted primarily of marketing materials including artwork of $18,575, catalog development costs of $57,013, and legal fees of $7,200, a loan commission of $15,000 and prepaid insurance of $8,168.

6.	NOTES PAYABLE

In February 2009, the Company closed on a revolving line of credit in an amount representing up to 85% of the company’s accounts receivable and 50% of its inventories with a maximum loan amount of $750,000.  The cost of this facility is at Prime Rate plus 2%.  The Prime Rate at February 28, 2009, was 3.25%.  The line of credit is secured by the assets of the Company and has various covenants for collateral management fees, change of control provisions and a guarantee.  As of June 1, 2009, two events of default had occurred under the loan.  Specifically, the advance against acceptable inventory exceeded the bank’s formula by approximately $20,000 and the Company had not yet paid its past due taxes in full or otherwise subordinated the taxes to the bank in a manner acceptable to the bank.  On or about June 1, 2009, the parties executed a Forbearance Agreement pursuant to which the bank agreed to forbear from exercising its rights and remedies under the original loan document in exchange for the Company’s agreement that, until it provides satisfactory evidence that it has paid the past due taxes have been paid or otherwise subordinated to the bank and until it has raised $1.7 million in cash equity, the interest rate shall be increased to the Prime Rate plus 8%.  The forbearance agreement expired July 31, 2009.  On or about August 13, 2009, the parties executed a second forbearance agreement pursuant to which the bank agreed to forbear until November 9, 2009, in exchange for a $10,000 forbearance fee, a limitation on the loan against inventory to a maximum of $175,000, and interest to continue at the rate of Prime Rate plus 8%.  On or about November 12, 2009, the parties executed a third forbearance agreement pursuant to which the bank agreed to forbear until February 15, 2010, in exchange for a $20,000 forbearance fee, a weekly paydown of the loan against inventory, and the termination of the  balance of loan against receivables on or before February 15, 2010.  The balance due at November 30, 2009 was $485,539.

In October 2009, the board approved the Company’s intentions to obtain an $850,000 term loan and to raise an additional $2 million in equity.  As of the date of this filing, the company had secured from existing shareholders a $150,000 bridge loan at an annual interest rate of nine percent (9%) which matured on September 8, 2009 and $1,030,000 of the term loan at an annual interest rate of nine percent (9%) to mature on or about September 10, 2010.  The Company has defaulted on repayment of the bridge note by the maturity date, however, the lender has agreed to forbear collection until such time as the Company completes the equity raise.  The Company is also negotiating with several potential  investors with respect to the equity investment.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Index

As of November 30, 2009, the Company had accrued expenses and other liabilities of $178,654 which consisted primarily of $31,600 for professional fees, $14,728 for commissions, $24,231 for prepaid cheese club, inventory related items  of $42,738 and $65,357 for other various items.  As of May 31, 2009, the Company had accrued expenses and other liabilities of $288,862 which consisted primarily of $109,683 for inventory-related items, $27,760 for professional fees, $35,843 for goods sold, $27,786 for payroll and commissions, $16,640 for prepaid cheese clubs and another $5,369 for accrued payroll tax.

8.	ACCRUED PAYROLL TAXES

The Company prior to the acquisition of Artisanal remains in arrears with paying payroll taxes of approximately $480,000.  The Company is currently negotiating a payment program with the relevant tax authorities. (See subsequent events)

9.	SHAREHOLDERS’ EQUITY

Preferred Stock Issuances

During the six months ended November 30, 2009, the Company issued to preferred shareholders a total of 268,043 shares of preferred stock representing the preferred stock dividends for the quarter ended November 30, 2009.

The Company issued to lenders a total of 133,000 shares of preferred stock in consideration of a $150,000 bridge loan and a $1,030,00 term loan which they collectively made to the Company during the quarter ended November 30, 2009.

Common Stock Issuances

In June 2009, the Company issued 125,000 shares of common stock to one of its employees vesting over one year. The company recorded deferred compensation of $36,250 in connection with these shares.

Stock Option

No common stock options were issued during the six month period ended November 30, 2009.

10.	RELATED PARTY TRANSACTIONS

The wife of Daniel W. Dowe, the Company’s Chief Executive Officer and Chief Financial Officer, periodically provides legal and administrative services to the Company. For the quarter ended November 30, 2009, Ms. Dowe received $15,000 for legal and administrative work performed throughout the year for the Company.  In the three months ended November 30, 2008, Ms. Dowe received $15,000 for legal and administrative work performed throughout the year.

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

11.	SUBSEQUENT EVENTS

On December 30, 2009 the Company submitted a written proposal to the Internal Revenue Service that was based on prior oral communications that would enable the Company to pay the liability over a two year period commencing in February 2010 and thus terminate any collection or enforcement actions by the IRS.

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-Q. The Financial Statements for the six month period ending November 30, 2009, included in this Form 10-Q are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Six months ending November 30, 2009 versus. November 30, 2008

In the six month period ended November 30, 2009, the Company had sales of $1,948,407 versus $2,470,084 in the corresponding six month period in 2008.  Cost of goods sold in this period was $1,605,948 which was 82% of gross revenues, versus $1,785,648 and 72%, respectively for the same period in 2008.

In this six month period, the Company recorded a net loss from operations of $1,083,561 versus a net loss of $803,327 for the same period in 2008.  The net loss to common shareholders during this period 2009 was $1,607,806 versus a net loss of $1,147,249 during the same period in 2008.  Of the net loss, $267,936 was attributable to non-cash stock dividends paid to preferred shareholders during the first quarter in the form of new shares of preferred.  In 2009, the Company incurred $256,309 in interest charges, which is attributable primarily to interest on the term loan and bridge loan in the form of preferred shares, interest on its revolving line of credit, and long-term debt owed to the former members of Artisanal Cheese LLC. The Company also incurred $42,000of amortization charges relating to the intangible assets and $82,496 of depreciation on the fixed assets.

On November 30, 2009, the Company had $1,045,308 in current liquid assets, which consisted primarily of inventory of $400,548, prepaid expenses of $153,910 and accounts receivable of $490,850. The Company had leasehold improvements and equipment of $652,864 and intangibles of $3,704,461 net of amortization.

Three months ending November 30, 2009 vs. November 30, 2008

In the three month period ended November 30, 2009, the Company had sales of $1,039,893 versus $1,299,220 in sales in the corresponding three month period in 2008.  Cost of goods sold in this period was $748,929 which was 72% of gross revenues, versus $915,306 and 70%, respectively, for the same period in 2008.

In this three month period, the Company recorded a net loss from operations before income taxes and interest of $418,435 versus a net loss from operations of $363,664 for the same period in 2008.  The net loss to common shareholders during this period in 2009 was $699,530 versus a net loss of $546,731 during the same period in 2008.

The Company incurred interest charges $120,435 for the period 2009 versus $8,428 for the period 2008 in interest charges.  The Company also incurred $64,451 of depreciation and amortization charges for the three month period 2009.

Index

Liquidity and Financial Resources at November 30, 2009

As of November 30, 2009, the Company had $3,743,507 in current liabilities, which includes $161,182 in notes to the former shareholders of the Company, a term loan of $1,043,924, other notes payables to certain vendors of $225,135 of which $112,567 is short-term, as well as a $152,253 bridge note (including interest).  The Company had accounts payable of $951,485, a revolving line of credit of $485,539, accrued taxes of $480,769, cash overdraft of $129,188 and accrued expenses and other current liabilities totaling $178,654.  The Company’s current liabilities also include outstanding prepaid gift certificates and other deferred revenue totaling $47,946.

In February 2009, the Company closed on a revolving line of credit in an amount representing up to 85% of the company’s accounts receivable and 50% of its inventories with a maximum loan amount of $750,000.  The cost of this facility is at Prime Rate plus 2%.  The Prime Rate at closing was 3.25%.  The line of credit is secured by the assets of the Company and has various covenants for collateral management fees, change of control provisions and a guarantee.  As of June 1, 2009, two events of default had occurred under the loan.  Specifically, the advance against acceptable inventory exceeded the bank’s formula by approximately $20,000 and the Company had not yet paid its past due taxes in full or otherwise subordinated the taxes to the bank in a manner acceptable to the bank.  On or about June 1, 2009, the parties executed a Forbearance Agreement pursuant to which the bank agreed to forbear from exercising its rights and remedies under the original loan document in exchange for the Company’s agreement that, until it provides satisfactory evidence that it has paid the past due taxes have been paid or otherwise subordinated to the bank and until it has raised $1.7 million in cash equity, the interest rate shall be increased to Prime Rate plus 8%.  The forbearance agreement expired July 31, 2009. On or about August 13, 2009, the parties executed a second forbearance agreement pursuant to which the bank agreed to forbear until November 9, 2009, in exchange for a $10,000 forbearance fee, a limitation on the loan against inventory to a maximum of $175,000, and interest to continue at the rate of Prime Rate plus 8%. On or about November 12, 2009, the parties executed a third forbearance agreement pursuant to which the bank agreed to forbear until February 15, 2010, in exchange for a $20,000 forbearance fee, a weekly paydown of the loan against inventory, and the termination of the  balance of loan against receivables on or before February 15, 2010.

In October 2009, the board approved the Company’s intentions to obtain an $850,000 term loan and to raise an additional $2 million in equity.  The proceeds will be used to finance the Company’s new packaging and retail displays and its expansion into big-box and chain retailers, pay down tax liabilities and to provide a cash reserve.  As of the date of this filing, the company had secured from existing shareholders a $150,000 bridge loan at an annual interest rate of nine percent (9%) which matured on September 8, 2009 and $700,000 of the term loan at an annual interest rate of nine percent (9%) to mature on or about September 10, 2010.  The Company has defaulted on repayment of the bridge note by the maturity date, however, the lender has agreed to forbear collection until such time as the Company completes the equity raise.  The Company is also negotiating with several potential investors with respect to the equity investment.

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

Index

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

Index

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

Stock-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model.   The application of other FASB guidance requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation.  The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options.  The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model and has no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards.  SFAS 123(R) requires the recognition of the fair value of stock compensation in net income.  Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

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

(b)	Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of November 30, 2009, our internal control over financial reporting is effective based on these criteria.  This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this quarterly report.

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

During the three months ended November 30, 2009, the Company issued to preferred shareholders a total of 160,660 shares of preferred stock representing the preferred stock dividends for the quarter ended November 30, 2009.

The Company issued to lenders a total of 48,000 shares of preferred stock in consideration of the $480,000 term loan which they collectively made to the Company during the quarter ended November 30, 2009.

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

At a board of directors meeting held on October 14, 2009, Charles A. Knott, Jr. was elected to fill the first of two vacant seats on the Registrant’s board of directors.  At a board of directors meeting held on December 4, 2009, Donald P. Moriarty, Jr. was elected to fill the remaining vacant seat on the Registrant’s board of directors.  The Company filed with the Commission Forms 8-K on October 16, 2009 and December 8, 2009 in connection with the respective nominations.

Index

Item 6.	Exhibits.	The following exhibits are included with this filing:

Exhibit 10.22*	Forbearance Agreement between Summit Financial Resources L.P. and Artisanal Cheese LLC dated November 12, 2009.

Exhibit 13.10	Form 8-K filed September 15, 2009, re director resignation

Exhibit 13.11	Form 8-K filed October 16, 2009, re director nomination

Exhibit 13.12	Form 8-K filed November 13, 2009, re forbearance agreement

Exhibit 13.13	Form 8-K filed December 8, 2009, re director nomination

Exhibit 31.1*	Certification of Principal Executive and Financial Officer

Exhibit 31.2*	Certification of Principal Accounting Officer

Exhibit 32.1*	Certification Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2*	Certification Pursuant to 18 U.S.C. Section 1350

*	Filed herewith

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

Date: January 14, 2010