Form 10-Q
period 2010-02-28
American Home Food Products, Inc.
filed 2010-04-14
CIK 945634

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______ .

AMERICAN HOME FOOD PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

New York	0-26112	41-1759882
(State of Jurisdiction)	(Commission File Number)	(IRS Employer I.D. No.)

500 West 37th Street	New York, New York	10018
(Address of Principal Executive offices)		(Zip Code)

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

The Company had 23,765,316 shares of its $.001 par value common stock and 6,419,160 shares of its $.001 par value preferred stock issued and outstanding on February 28, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q	Incorporated Document

Item 5 – Other Information	Form 8-K filed December 8, 2009

AMERICAN HOME FOOD PRODUCTS, INC.

ii

Index

PART I

Page No.

Item 1.	Financial Information (Unaudited)

	Balance Sheets at February 28, 2010 and May 31, 2009	F-1

	Statements of Operations for the three and nine months ended February 28, 2010 and February 28, 2009	F-2

	Statements of Cash Flows for the nine months ended February 28, 2010 and February 28, 2009	F-3

	Notes to Financial Statements	F-4

iii

Index

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	February 28, 2010	May 31, 2009
	(unaudited)	(audited)
CURRENT ASSETS:

Cash	$2,410,985	$-
Accounts receivable, net	303,988	456,688
Inventories	229,502	324,091
Prepaid expenses and other current assets	104,871	105,956

Total Current Assets	3,049,346	886,735

FIXED ASSETS, net	604,924	722,118
OTHER ASSETS	68,699	45,265
INTANGIBLES - at cost, net	3,683,461	3,746,461

	$7,406,430	$5,400,579

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Cash Overdraft	$-	$36,927
Accounts payable	1,243,547	822,761
Summit Financial	215,594	511,646
Sellers' Notes	215,760	171,446
Vendors Notes, current portion	130,393	-
Prepaid Gift Certificates and Other Deferred Revenue	41,567	62,531
Accrued expenses and other current liabilities	665,680	288,862
Accrued payroll taxes	480,769	480,769
Bridge Loan	154,438	-
Total Current Liabilities	3,147,749	2,374,942

LONG TERM DEBT, net of current portion	3,113,781	74,390
	3,113,781	74,390

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS' EQUITY:
Preferred stock - $0.001 par value, 10,000,000 shares authorized,6,419,160 and 6,599,717 shares issued and outstanding, respectively	6,419	6,600
Common stock - $0.001 par value, 40,000,000 shares authorized 23,765,316 and 7,835,316 shares issued and outstanding, respectively	23,765	7,835
Additional paid-in capital	16,730,876	16,713,919
Accumulated deficit	(15,616,159)	(13,777,107)

Total shareholders' equity	1,144,901	2,951,247

	$7,406,430	$5,400,579

See notes to unaudited financial statements.

Index

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010 Unaudited	2009 Unaudited	2010 Unaudited	2009 Unaudited

SALES	$1,368,820	$2,169,963	$3,317,227	$4,640,047

COST OF GOODS SOLD	1,001,829	1,454,448	2,607,777	3,240,096

GROSS PROFIT	366,991	715,515	709,450	1,399,951

SELLING, GENERAL AND ADMINISTRATIVE	663,355	729,050	1,964,879	2,108,446
DEPRECIATION AND AMORTIZATION	67,775	48,239	192,271	156,606

(LOSS) FROM OPERATIONS
BEFORE INCOME TAXES AND INTEREST	(364,139)	(61,774)	(1,447,700)	(865,101)

OTHER INCOME (EXPENSES):
Interest income (expense)	(135,423)	(10,394)	(391,732)	(23,227)

(LOSS) FROM OPERATIONS
BEFORE INCOME TAXES	(499,562)	(72,168)	(1,839,432)	(888,328)

INCOME TAXES	-	-	-	-

NET (LOSS)	(499,562)	(72,168)	(1,839,432)	(888,328)

LESS PREFERRED STOCK DIVIDEND	-	(174,639)	(267,936)	(505,728)
NET (LOSS) APPLICABLE TO COMMON SHARES	$(499,562)	$(246,807)	$(2,107,368)	$(1,394,056)

(LOSS) PER COMMON SHARE:
Basic and diluted	$(0.03)	$(0.03)	$(0.18)	$(0.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: Basic and diluted	15,862,816	7,835,316	11,880,316	7,720,899

See notes to unaudited financial statements.

Index

AMERICAN HOME FOOD PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended February 28,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,839,432)	$(888,327)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and impairment of equipment	129,271	94,840
Interest on loans as preferred stock	33,000
Amortization of intangibles	63,000	61,766
Amortization of debt discount	38,646
Increase of other assets	-	(17,500)
Common stock issued for services	11,386	32,624
Changes in assets and liabilities, net of the effect from acquisition:
Accounts receivable	152,700	(111,475)
Inventory	94,589	(28,610)
Prepaid expenses and other assets	(22,348)	(168,717)
Accounts payable	383,858	213,627
Accrued payroll taxes	-	(169,608)
Accrued expenses and other current liabilities	(292,644)	(92,951)
NET CASH USED IN OPERATING ACTIVITIES	(1,247,974)	(1,074,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(12,077)	(32,040)
NET CASH USED IN INVESTING ACTIVITIES	(12,077)	(32,040)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Increase in notes payable	1,011,096	-
Payment of seller's note	59,940	488,265
Payment of long-term debt	-	(121,704)
Sale of Preferred Stock	100,000
Proceeds from shareholder loan	2,500,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,671,036	366,561

NET INCREASE IN CASH	2,410,985	(739,810)

CASH AT BEGINNING OF YEAR	-	750,133

CASH AT END OF PERIOD	$2,410,985	$10,323

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$107,129	$-
Income taxes	-	-
Non-cash financing activities:
Common shares issued for services	85,000	50,000
Preferred shares issued for dividends	267,936	505,728

See notes to unaudited financial statements.

Index

AMERICAN HOME FOOD PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2010
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of American Home Food Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the nine months ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2009. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

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

Trade Accounts Receivable and Other Receivables, Net

The Company's accounts receivable consist primarily of amounts due from customers for the sale of its products. The Company records an allowance for doubtful accounts based on management's estimate of collectability of such trade and notes receivables outstanding. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any. The recorded allowance at February 28, 2010 and May 31, 2009, was $12,001 and $38,598, respectively.

Index

Revenue Recognition

The Company recognizes revenues associated with the sale of its products at the time of delivery to customers.

Marketing and Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses charged to operations for the nine months ended February 28, 2010 were approximately $42,914.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with guidance issued by the FASB, Share-Based Payment. The Company records compensation expense using a fair-value-based measurement method for all awards granted. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Equity-based compensation for the nine months ended February 28, 2010 and February 28, 2009 was $77,563 and $58,818, respectively.

Index

Net Income/(Loss) Per Share

In accordance with the FASB guidance for, "Earnings Per Share", basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. For the three and nine months ended February 28, 2010, diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive. Options have been excluded in the amount of 770,000 for the nine months ended February 28, 2010.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, and accounts payable, approximated fair value as of February 28, 2010, because of the relatively short-term maturity of these instruments and their market interest rates. Since a portion of long-term debt is in default, it is not possible to estimate its value.

Recent Accounting Pronouncements

Any new accounting pronouncements issued but not yet effective have been deemed not to be relevant to the operations of the Company, hence the effects of such undisclosed new accounting pronouncements will have no effect on the Company.

3.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	February 28, 2010	May 31, 2009
Trade accounts receivable	$310,846	$491,215
Employees	5,143	4,071
	315,989	495,286
Less allowance for doubtful accounts	(12,001)	(38,598)
	$303,988	$456,688

4.	INVENTORIES

Inventories are valued on a first-in-first-out (FIFO) basis. Inventories consisted of the following:

	February 28, 2010	May 31, 2009
Cheese Inventory	$146,513	$180,179
Shipping/Packing Material Inventory	49,894	68,661
Accessories & Books Inventory	30,724	68,101
Beverage	2,371	7,150
	$229,502	$324,091

Index

5.	PREPAID EXPENSES

At February 28, 2010, the Company had prepaid expenses of $104,871, which consisted primarily of; marketing materials including artwork of $36,710, catalog development costs of $41,375; prepaid real estate taxes $3,110; other operating expense $4,864 and prepaid insurance of $5,498. At May 31, 2009, the Company had prepaid expenses of $105,956, which consisted primarily of marketing materials including artwork of $18,575, catalog development costs of $57,013, and legal fees of $7,200, a loan commission of $15,000 and prepaid insurance of $8,168.

6.	NOTES PAYABLE

In February 2009, the Company closed on a revolving line of credit in an amount representing up to 85% of the company’s accounts receivable and 50% of its inventories with a maximum loan amount of $750,000. The cost of this facility was at Prime Rate plus 2%. The Prime Rate at February 28, 2009, was 3.25%. The line of credit was secured by the assets of the Company and had various covenants for collateral management fees, change of control provisions and a guarantee. As of June 1, 2009, two events of default had occurred under the loan. Specifically, the advance against acceptable inventory exceeded the bank’s formula by approximately $20,000 and the Company had not yet paid its past due taxes in full or otherwise subordinated the taxes to the bank in a manner acceptable to the bank. On or about June 1, 2009, the parties executed a Forbearance Agreement pursuant to which the bank agreed to forbear from exercising its rights and remedies under the original loan document in exchange for the Company’s agreement that, until it provides satisfactory evidence that it has paid the past due taxes have been paid or otherwise subordinated to the bank and until it has raised $1.7 million in cash equity, the interest rate shall be increased to the Prime Rate plus 8%. The forbearance agreement expired July 31, 2009. On or about August 13, 2009, the parties executed a second forbearance agreement pursuant to which the bank agreed to forbear until November 9, 2009, in exchange for a $10,000 forbearance fee, a limitation on the loan against inventory to a maximum of $175,000, and interest to continue at the rate of Prime Rate plus 8%. On or about November 12, 2009, the parties executed a third forbearance agreement pursuant to which the bank agreed to forbear until February 15, 2010, in exchange for a $20,000 forbearance fee, a weekly paydown of the loan against inventory, and the termination of the balance of loan against receivables on or before February 15, 2010. On that date, the Company was in the process of finalizing loan documents with a substitute factoring company. As agreed, no further invoices were submitted to Summit for financing and Summit proceeded to apply all monies received on behalf of the Company to the loan balance. The loan balance on February 28, 2010 was $215,594. In the meantime, the Company received from one of its preferred shareholders and term loan participants an offer to loan the Company $2.5 million conditional upon, among other things, an assignment of the Summit financing documents to the lender. Summit and the Company subsequently agreed that the November 12, 2009 forbearance fee which had been added to the loan balance would be halved. On or about March 3, 2010, Summit agreed to assign and the lender agreed to assume all rights and obligations under the Summit financing documents in exchange for full payment to Summit of the then outstanding amount of $220,080.

Upon closing the Artisanal acquisition, the Company executed two notes payable to the former Artisanal shareholders for $370,000 and $130,000, respectively. The notes each bear interest at 9% per annum and are secured by a first priority security interest in certain intellectual property of the Company. The remaining balance of both notes is $215,760. The notes are due in full on October 15, 2010.

Index

In October 2009, the board approved the Company’s intentions to obtain an $850,000 term loan and to raise an additional $2 million in equity. The board subsequently increased the limit on the term loan to $1,650,000. As of mid-February 2010, the company had secured from existing shareholders a $150,000 bridge loan at an annual interest rate of nine percent (9%) which matured on September 8, 2009 and $1,214,000 of the term loan at an annual interest rate of nine percent (9%) to mature on or about September 10, 2010. The Company has defaulted on repayment of the bridge note by the maturity date, however, the lender has agreed to forbear collection until such time as the Company completes the equity raise. The term loan amount was subsequently reduced to $924,000 (excluding interest) through the repayment of $290,000 to one of the term lenders in exchange in part for a new loan of $2.5 million (see below).

On or about February 22, 2010, the Company entered a loan agreement with one of its preferred shareholders and term loan participants (the "Lender") for a loan of $2.5 million. The loan was conditional upon the Lender obtaining a first security position on all of the Company's assets subject only to the priority security interest of Terrence Brennan and Marvin Numeroff in certain intellectual property of the Company. This required the assignment by Summit Financial Resources LLP to the Lender of Summit's factoring facility dated February 18, 2009 (discussed above). The loan was also conditional upon the Company's repurchase from Lender and its affiliate 500,000 shares of the redeemable convertible preferred stock held by them collectively, repayment to the Lender of amounts Lender had previously advanced to Borrower under the term loan agreements (discussed above), and issuance to Lender of 9,275,000 shares of the Company's $.001 par value common stock representing twenty percent of the Company's outstanding common stock on a fully-diluted basis. The Lender further required that the Company extend the term of Chairman and Chief Executive Officer Daniel W. Dowe's employment agreement for three years from the date of the loan.

The Company’s board and the Lender deemed it a requirement that the applicable number of preferred shareholders were to vote to approve the terms of the loan.  It was further determined that each of the preferred shareholders should be offered an opportunity to participate in the loan, including taking the entire investment opportunity away from the investor on the same terms and conditions.  The loan and its terms were proffered to all other preferred shareholders and/or term loan participants, none of whom elected to participate. While the Certificate of Designation governing the Series A Preferred Shares (“the Certificate”) did not specifically state the percentage of shareholders required to vote to modify the Certificate itself, the Certificate requires a vote of 66% of the shares then outstanding to effect certain enumerated transactions.  Accordingly, the company’s board of directors determined to use the 66% approval threshold to effect a modification to the Certificate and for the $2.5 million transaction. Out of the 26 preferred shareholders, 17 shareholders owning 72.7% of the Series A Preferred Shareholders agreed to modify the Certificate to enable the $2.5 million transaction to close. In addition, all of the shareholders that had previously loaned money to the company in the form of a Term Loan, agreed to extend the maturity date of the Term Loan from September 15, 2001 to December 31, 2011 to enable the Company to re-classify the loan into a long-term loan.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of February 28, 2010, the Company had accrued expenses and other liabilities of $665,680 which consisted primarily of $500,000 repayment of the preferred shares relating to the Company's recapitalization (see note 6), $39,938 for professional fees, $12,098 for commissions, $83,928 for prepaid cheese club, and inventory related items of $11,520. As of May 31, 2009, the Company had accrued expenses and other liabilities of $288,862 which consisted primarily of $109,683 for inventory-related items, $27,760 for professional fees, $35,843 for goods sold, $27,786 for payroll and commissions, $16,640 for prepaid cheese clubs and another $5,369 for accrued payroll tax.

Index

8.	ACCRUED PAYROLL TAXES

The Company prior to the acquisition of Artisanal remains in arrears with paying payroll taxes of approximately $480,769. The Company is currently negotiating a payment program with the relevant tax authorities.

9.	SHAREHOLDERS’ EQUITY

Preferred Stock Issuances

In February 2010, the preferred shareholders voted to terminate the issuance of dividends beyond the last fiscal quarter ended November 30, 2009. Therefore, for the nine months ended February 28, 2010, the Company issued to preferred shareholders a total of 267,936 shares of preferred stock representing the cumulative preferred stock dividends issued for the quarters ended August 31, 2009 and November 30, 2009.

The Company issued to lenders an additional 18,400 shares of preferred stock in consideration of an additional $184,000 term loan which they collectively made to the Company during the quarter ended February 28, 2010. In February 2010, the Company sold 100,000 shares of preferred stock for $100,000. In February 2010 as a condition of the recent financing, the Company repurchased 500,000 shares of preferred stock as part of its $2.5 million loan agreement with the Lender (See Note 6-Notes Payable). On March 12, 2010, the Company paid a total of $500,000 for the repurchased shares.

Common Stock Issuances

In February 2010, the Company canceled 200,000 shares of common stock which had been issued to employees whose employment terminated prior to the completion of vesting. The company therefore has reversed all deferred compensation expenses of ($91,053) in connection with these shares.

In December 2009, the Company issued 110,000 shares of common stock to each of two directors for their agreement to serve as board members. The company recorded an expense of $24,200 in connection with these shares.

In December 2009, the Company issued 50,000 shares of common stock to one of its employees vesting over two years. The company recorded deferred compensation of $5,500 in connection with these shares.

In December 2009 and February 2010, the Company issued 60,000 and 25,000 shares of common stock, respectively, to two consultants for services rendered. The company recorded an expense of $6,975 in connection with these shares.

In February 2010, the Company issued 9,275,000 shares of common stock to a lender in connection with a loan to the company totaling $2.5 million. The company recorded total debt discount of $463,750 and interest expense of $38,646 in connection with these shares.

Index

In February 2010, the Company issued 6,375,000 shares of common stock to its chairman and chief executive officer and cancelled its existing stock option agreement with the officer in connection with an amended and restated employment agreement which provides, in pertinent part, for a term extension of three years. The stock shall be fully vested but the officer shall be restricted from selling, transferring or otherwise disposing of more than 2,125,000 shares of said stock in each successive twelve month period commencing February 22, 2010. The Company recorded deferred compensation of $318,750 and an expense of $26,563 in connection with these shares.

Stock Option

No common stock options were issued during the nine month period ended February 28, 2010.

10.	RELATED PARTY TRANSACTIONS

The wife of Daniel W. Dowe, the Company’s Chief Executive Officer and Chief Financial Officer, periodically provides legal and administrative services to the Company. For the quarter ended February 28, 2010, Ms. Dowe received $15,000 for legal and administrative work performed throughout the year for the Company and $10,262 for web-related and marketing services provided over the six month period September 2009 through February 2010. In the three months ended February 28, 2009, Ms. Dowe received $15,000 for legal and administrative work performed throughout the year.

The brother of Daniel W. Dowe, has loaned to the Company a total of $150,000 under the term loan agreement and has purchased a total of 150,000 shares of the Company's preferred stock under the same terms and conditions as those offered to all other term loan participants and preferred shareholders, respectively.

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

On or about March 3, 2010, Summit Financial Resources LLP ("Summit") agreed to assign to one of the Company's lenders and the lender agreed to assume all rights and obligations under the Summit financing documents in exchange for full payment to Summit of the then outstanding amount of $220,080. Accordingly, the lender now has a first position security interest on all of the Company's assets subject only to the prior security interest of Terrence Brennan and Marvin Numeroff in certain intellectual property of the Company.

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-Q. The Financial Statements for the nine month period ending February 28, 2010, included in this Form 10-Q are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Nine months ending February 28, 2010 versus February 28, 2009

In the nine month period ended February 28, 2010, the Company had sales of $3,317,227 versus $4,640,047 in the corresponding nine month period in 2009. Cost of goods sold in this period was $2,607,777 which was 79% of gross revenues, versus $3,240,096 and 70%, respectively for the same period in 2009.

The Company realized a material shortfall in revenue in the 3rd quarter ending February 28, 2010 versus the prior year that was attributable to three factors. The primary factor was anticipated in that the Company’s largest drop ship customer dramatically scaled back its annual holiday offering of exclusive cheese collections created by the Company due to the poor state of the economy and its impact on high-end, specialty food items. This same state of economic conditions curtailed the Company’s own online sales of holiday season gifts and its sales to restaurants, hotels and caterers that all experienced approximately a 30% reduction of holiday related expenditures, particularly, cancelled holiday parties and social events. Lastly, the Company experienced a substantial tightening of credit from its suppliers after the Company’s former lender terminated its factoring agreement the Company used to finance inventory. The Lender only financed accounts receivables until it was paid off by the $2.5 million term loan that was subsequently closed (discussed below). This credit crunch prohibited the Company from purchasing inventory at levels needed to service its then current and new customer base in the wholesale and retail sectors, thus further lowering sales in January and February. The shortfall in inventory was a disappointing factor as the Company continued to field demand for its products from then existing customers.

Notwithstanding these results, the Company did experience a satisfactory roll-out of its new retail cheese program into three major supermarket chains and in road shows and other selling events it undertook with Costco. As of this filing date, all three chains have ordered from the company in the past week and road shows and new marketing events are scheduled with retailer Costco for April with tentative dates for May. The Company has also signed an agreement in March with a tri-state distributor of specialty food products that will be marketing the Company’s products to independent specialty food stores and upscale supermarket chains. Overall, the increased capital from the $2.5 million loan (discussed below) has enabled the Company to maintain higher inventory stocking levels to service its existing customers and to pursue all new channels of business.

In this nine month period, the Company recorded a net loss from operations of $1,447,700 versus a net loss of $865,101 for the same period in 2009. The net loss to common shareholders during this period 2010 was $2,107,368 versus a net loss of $1,394,056 during the same period in 2009. Of the net loss, $267,936 was attributable to non-cash stock dividends paid to preferred shareholders during the first two quarters in the form of new preferred shares. In February 2010, the preferred shareholders voted to terminate the preferred stock dividend effective November 30, 2009. The net loss also includes $391,732 was attributable to debt discount relating to the recapitalization of the company (discussed below), interest on the term loan and bridge loan in the form of preferred shares, interest on its revolving line of credit, and long-term debt owed to the former members of Artisanal Cheese LLC. The Company also incurred $56,000 of amortization charges relating to the intangible assets and $136,271 of depreciation on the fixed assets.

On February 28, 2010, the Company had $3,049,346 in current liquid assets, which consisted primarily of cash of $2,410,985, and accounts receivable of $303,988. The Company had inventory of $229,502 and prepaid expenses of $104,871. It also had leasehold improvements and equipment of $604,924 and intangibles of $3,683,461 net of amortization.

Three months ending February 28, 2010 vs. February 28, 2009

In the three month period ended February 28, 2010, the Company had sales of $1,368,820 versus $2,169,963 in sales in the corresponding three month period in 2009. Cost of goods sold in this period was $1,001,829 which was 73% of gross revenues versus $1,454,448 and 67%, respectively, for the same period in 2009. The Company realized a material shortfall in revenue in the 3rd quarter ending February 28, 2010 (see discussion above).

In this three month period, the Company recorded a net loss from operations before income taxes and interest of $364,139 versus a net loss from operations of $61,774 for the same period in 2009. The net loss to common shareholders during this period in 2010 was $499,562 versus a net loss of $72,168 during the same period in 2009.

The Company incurred interest charges $135,423 for the period 2010 versus $10,394 for the period 2009 in interest charges. The Company also incurred $67,775 of depreciation and amortization charges for the three month period 2010.

Index

Liquidity and Financial Resources at February 28, 2010

As of February 28, 2010, the Company had $3,147,749 in current liabilities, which includes $215,760 in notes to the former owners of the Company,; current portion of notes payables to certain vendors of $130,393, as well as a $154,438 bridge note (including interest). The Company had accounts payable of $1,243,547, a revolving line of credit of $215,594, accrued taxes of $480,769, and accrued expenses and other current liabilities totaling $665,680 of which $500,000 represents the short-term liability relating to the Company's recapitalization (discussed below). The Company’s current liabilities also include outstanding prepaid gift certificates and other deferred revenue totaling $41,567.

In February 2009, the Company closed on a revolving line of credit in an amount representing up to 85% of the company’s accounts receivable and 50% of its inventories with a maximum loan amount of $750,000. The cost of this facility is at Prime Rate plus 2%. The Prime Rate at closing was 3.25%. The line of credit is secured by the assets of the Company and has various covenants for collateral management fees, change of control provisions and a guarantee. As of June 1, 2009, two events of default had occurred under the loan. Specifically, the advance against acceptable inventory exceeded the bank’s formula by approximately $20,000 and the Company had not yet paid its past due taxes in full or otherwise subordinated the taxes to the bank in a manner acceptable to the bank. On or about June 1, 2009, the parties executed a Forbearance Agreement pursuant to which the bank agreed to forbear from exercising its rights and remedies under the original loan document in exchange for the Company’s agreement that, until it provides satisfactory evidence that it has paid the past due taxes have been paid or otherwise subordinated to the bank and until it has raised $1.7 million in cash equity, the interest rate shall be increased to Prime Rate plus 8%. The forbearance agreement expired July 31, 2009. On or about August 13, 2009, the parties executed a second forbearance agreement pursuant to which the bank agreed to forbear until November 9, 2009, in exchange for a $10,000 forbearance fee, a limitation on the loan against inventory to a maximum of $175,000, and interest to continue at the rate of Prime Rate plus 8%. On or about November 12, 2009, the parties executed a third forbearance agreement pursuant to which the bank agreed to forbear until February 15, 2010, in exchange for a $20,000 forbearance fee, a weekly paydown of the loan against inventory, and the termination of the balance of loan against receivables on or before February 15, 2010. On that date, the Company was in the process of finalizing loan documents with a substitute factoring company. As agreed, no further invoices were submitted to Summit for financing and Summit proceeded to apply all monies received on behalf of the Company to the loan balance. The loan balance on February 28, 2010 was $215,594. In the meantime, the Company received from one of its preferred shareholders and term loan participants an offer to loan the Company $2.5 million conditional upon, among other things, an assignment of the Summit financing documents to the lender. Summit and the Company subsequently agreed that the November 12, 2009 forbearance fee would be halved. On or about March 3, 2010, Summit agreed to assign and the lender agreed to assume all rights and obligations under the Summit financing documents in exchange for full payment to Summit of the then outstanding amount of $220,080.

In October 2009, the board approved the Company’s intentions to obtain an $850,000 term loan and to raise an additional $2 million in equity. As of mid-February 2010, the company had secured from existing shareholders a $150,000 bridge loan at an annual interest rate of nine percent (9%) which matured on September 8, 2009 and $1,214,000 of the term loan at an annual interest rate of nine percent (9%) to mature on or about September 10, 2010. The Company has defaulted on repayment of the bridge note by the maturity date, however, the lender has agreed to forbear collection until such time as the Company completes the equity raise. The term loan amount was subsequently reduced to $924,000 (excluding interest) through the repayment of $290,000 to one of the term lenders in exchange in part for a new loan of $2.5 million (see below).

On or about February 22, 2010, the Company entered a loan agreement with one of its preferred shareholders and term loan participants (the "Lender") for a loan of $2.5 million. The loan was conditional upon the Lender obtaining a first security position on all of the Company's assets subject only to the priority security interest of Terrence Brennan and Marvin Numeroff in certain intellectual property of the Company. This required the assignment by Summit Financial Resources LLP to the Lender of Summit's factoring facility dated February 18, 2009 (discussed above). The loan was also conditional upon the Company's repurchase from Lender and its affiliate 500,000 shares of the redeemable convertible preferred stock held by them collectively, repayment to the Lender of amounts Lender had previously advanced to Borrower under the term loan agreements (discussed above), and issuance to Lender of 9,275,000 shares of $.001 par value common stock twenty percent of the issued and outstanding $.001 par value common stock of the Company on a fully-diluted basis. The Lender further required that the Company extend the term of Chairman and Chief Executive Officer Daniel W. Dowe's employment agreement for three years from the date of the loan.

The Company’s board and the Lender deemed it a requirement that the applicable number of preferred shareholders were to vote to approve the terms of the loan.  It was further determined that each of the preferred shareholders should be offered an opportunity to participate in the loan, including taking the entire investment opportunity away from the investor on the same terms and conditions.  The loan and its terms were proffered to all other preferred shareholders and/or term loan participants, none of whom elected to participate.  While the Certificate of Designation governing the Series A Preferred Shares (“the Certificate”) did not specifically state the percentage of shareholders required to vote to modify the Certificate itself, the Certificate requires a vote of 66% of the shares then outstanding to effect certain enumerated transactions.  Accordingly, the company’s board of directors determined to use the 66% approval threshold to effect a modification to the Certificate and for the $2.5 million transaction. Out of the 26 preferred shareholders, 17 shareholders owning 72.7% of the Series A Preferred Shareholders agreed to modify the Certificate to enable the $2.5 million transaction to close. In addition, all of the shareholders that had previously loaned money to the company in the form of a Term Loan, agreed to extend the maturity date of the Term Loan from September 15, 2001 to December 31, 2011 to enable the Company to re-classify the loan into a long-term loan.

Index

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

For so long as more than $1,500,000 of the Preferred stock is issued and outstanding, the Company shall require the prior written consent of holders representing two-thirds of the Preferred stock issued and outstanding to (a) sell, merge with, acquire or consolidate with another business entity, (b) incur additional leverage beyond the leverage contemplated by the Company and Holders as part of the Company’s acquisition of Artisanal Cheese, LLC, or (c) issue any new shares of common stock or securities convertible or exercisable into Common Stock in excess of 2% of the shares of Common Stock issued and outstanding on a fully diluted basis as of August 14, 2007. At no time shall such securities be sold or granted at a price less than the thirty cents ($.30) per share Conversion Price. If the Company cannot obtain the requisite two-thirds approval, these restrictions may affect our liquidity and our ability to execute our business plan. The Company has obtained the required amount of consents with regard to the recent financing and share issuances.

All long-term liabilities are payable to the previous owners of Artisanal Cheese LLC and are being repaid in accordance with the terms of the governing instruments.

Until November 30, 2009, the cost to carry the preferred stock was a dividend of 12% payable in stock In February, 2010, more than two-thirds of the preferred shareholders voted to eliminate the dividend altogether effective December 1, 2009.

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

Stock-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model. The application of other FASB guidance requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options. The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model and has no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. The accounting guidance requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

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

(b)	Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management has assessed the effectiveness of our internal control over financial reporting as of February 28, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of February 28, 2010, our internal control over financial reporting is effective based on these criteria. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this quarterly report.

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

The Company issued to lenders an additional 18,400 shares of preferred stock in consideration of an additional $184,000 term loan which they collectively made to the Company during the quarter ended February 28, 2010. In February 2010, the Company sold 100,000 shares of Series A redeemable convertible preferred stock for $100,000. In February 2010, the Company repurchased 500,000 shares of preferred stock as part of its $2.5 million loan agreement with one of the preferred shareholders.

Index

In February 2010, the Company canceled 200,000 shares of common stock which had been issued to employees whose employment terminated prior to the completion of vesting. The company therefore has reversed all deferred compensation expenses in connection with these shares.

In December 2009, the Company issued 110,000 shares of common stock to each of two directors for their agreement to serve as board members. The company recorded an expense of $24,200 in connection with these shares.

In December 2009, the Company issued 50,000 shares of common stock to one of its employees vesting over two years. The company recorded deferred compensation of $5500 in connection with these shares. In December 2009 and February 2010, the Company issued 60,000 and 25,000 shares of common stock, respectively, to two consultants for services rendered. The company recorded an expense of $6,975 in connection with these shares.

In February 2010, the Company issued 9,275,000 shares of common stock to a lender in connection with a loan to the company totaling $2.5 million. The company recorded total debt discount of $463,750 and interest expense of $38,646 in connection with these shares.

In February 2010, the Company issued 6,375,000 shares of common stock to its chairman and chief executive officer and cancelled its existing stock option agreement with the officer in connection with an amended and restated employment agreement which provides, in pertinent part, for a term extension of three years. The stock shall be fully vested but the officer shall be restricted from selling, transferring or otherwise disposing of more than 2,125,000 shares of said stock in each successive twelve month period commencing February 22, 2010. The Company recorded deferred compensation of $318,750 and an expense of $26,563 in connection with these shares.

Item 3.	Defaults Upon Senior Securities.	None.

Item 4.	Submission of Matters to a Vote of Security Holders.	None.

Item 5.	Other Information.

At a board of directors meeting held on December 4, 2009, Donald P. Moriarty, Jr. was elected to fill the remaining vacant seat on the Registrant’s board of directors. The Company filed with the Commission Form 8-K on December 8, 2009 in connection with this nomination.

On or about March 3, 2010, Summit Financial Resources LLP ("Summit") agreed to assign to one of the Company's lenders and the lender agreed to assume all rights and obligations under the Summit financing documents in exchange for full payment to Summit of the then outstanding amount of $220,080.00. Accordingly, the lender now has a first position security interest on all of the Company's assets subject only to the prior security interest of Terrence Brennan and Marvin Numeroff in certain intellectual property of the Company.

Effective February 22, 2010, the Company entered into an amended and restated employment agreement with chairman and chief executive officer Daniel W. Dowe extending the original term of his employment to February 22, 2013, cancelling the stock option provision of the earlier agreement and issuing to the officer instead 6,375,000 shares of the Company's common stock. The stock shall be fully vested but the officer shall be restricted from selling, transferring or otherwise disposing of more than 2,125,000 shares of said stock in each successive twelve month period commencing February 22, 2010.

Index

Item 6.	Exhibits.	The following exhibits are included with this filing:

	Exhibit 10.23*	Loan Agreement

	Exhibit 10.24*	Security Agreement

	Exhibit 10.25*	Promissory Note

	Exhibit 10.26*	Assignment and Assumption Agreement

	Exhibit 10.27*	Amended and Restated Employment Agreement

	Exhibit 13.13	Form 8-K filed December 8, 2009, re director nomination

	Exhibit 31.1*	Certification of Principal Executive Officer

	Exhibit 32.1*	Certification Pursuant to 18 U.S.C Section 1350

*	Filed herewith

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

Date: April 14, 2010