Form 10-K
period 2010-05-31
Artisanal Brands, Inc.
filed 2010-09-14
CIK 945634

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2010.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___TO ___.

ARTISANAL BRANDS, INC. (formerly AMERICAN HOME FOOD PRODUCTS, INC.)
(Exact name of registrant as specified in its charter)

New York	0-26112	1-1759882
(State of Jurisdiction)	(Commission File Number)	(IRS Employer I.D. No.)

483 Tenth Avenue	New York, New York	10018
(Address of Principal Executive offices)		(Zip Code)

Registrant’s telephone number, including area code 212-871-3150

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $.001 par value	OTC Electronic Bulletin Board

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). .  Yes ☐ No ☒

Based on the closing sale price of $.12 on May 28, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $920,398.  The Company had 23,765,316 shares of its $.001 par value common stock and 6,419,160 shares of its $.001 par value preferred stock issued and outstanding on May 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
None

ARTISANAL BRANDS, INC.
(formerly AMERICAN HOME FOOD PRODUCTS, INC.)

PART I

Item 1	DESCRIPTION OF BUSINESS

a.	Business Development

On August 14, 2007 the Company acquired Artisanal Cheese, LLC.  The purchase price was $4.4 million in cash and notes and the assumption of approximately $700,000 in liabilities as part of the purchase consideration.  The Company raised approximately $3.9 million dollars through a private placement of Series A redeemable, convertible preferred stock by the Closing Date and then sold another $1.3 million of this series to close the offering of Series A shares. With this transaction, the Company sold its building material assets for approximately $1 million and recapitalized its existing debts primarily through a tax-free exchange of debt for equity and cash payments to satisfy other obligations.  The Company’s then current president, Daniel W. Dowe, agreed to serve as Chairman and Chief Executive Officer for an additional three years.  As of August 2007, the Company moved its executive offices to 500 West 37th Street, New York, New York 10018, telephone number 212-871-3150.

In connection with the acquisition of Artisanal Cheese, LLC, the Company entered into various agreements including the following agreements which continue to remain in effect:

•
executed two sellers’ note--one in favor of each of the former members of Artisanal Cheese, LLC. The notes are for $130,000 and $370,000, respectively.  The note for $130,000 bears interest at 5% per annum and is payable in consecutive monthly payments of principal and interest in the amount of $3,896.22 commencing November 1, 2007.  The note for $370,000 bears interest at 5% per annum and is payable in consecutive monthly payments of principal and interest in the amount of $11,089.23 commencing November 1, 2007.  All principal and accrued interest on both notes shall be due and payable in full on October 1, 2010.  Both notes are secured pursuant to a Security Agreement pursuant to which the note holders have a first priority security interest in all assets of the Company except that the note holders have agreed to subordinate their security interest on those assets so that the Company may obtain asset-based debt financing.  As of May 31, 2010, the note balances are approximately $55,547 and $76,642, respectively.

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

•
entered into a five-year Preferred Vendor Agreement with two restaurant establishments owned by the former member of Artisanal Cheese, LLC, pursuant to which the Company will supply the restaurants or their affiliates with any and all premium cheese products at a high volume discount and at prices not to exceed prices offered to other customers.  The restaurants are to purchase exclusively from the Company provided the Company can meet terms and conditions acceptable to the restaurants.  The Preferred Vendor Agreement also provides for a credit to the restaurant establishments which credit shall be applied to the first $228,000 worth of product, not to exceed $57,000 in any calendar quarter.  This credit is the result of the payoff in full at the closing of Artisanal by one of its former members of a certain loan to the Company.   As of May 31, 2009, the credit has been extinguished in full.  (See Notes to Financial Statements, Note 8 – Notes Payable).

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

•	obtained from each of the former members of Artisanal Cheese, LLC, a five-year non-competition agreement.

b.	Current Business Operation

Since August 2007, the Company has owned all of the outstanding membership interests of Artisanal Cheese, LLC, which has historically sold its hand-crafted, farmstead cheeses into the local Manhattan restaurant trade, through its website (www.artisanalcheese.com) and its printed catalogue and through fulfillment of catalogue and website orders from other luxury goods retailers that have contracts with the company.   The Company has developed an expansion plan around its Artisanal Premium Cheese brand.   By adding personnel in its sales division and with limited advertisement, the Company has already expanded the Artisanal brand further into premium foodservice outlets and retail stores with additional sales growth coming from its website, the catalogue and through corporate gift programs.

The Company and Its Industry

The specialty cheese business has been stated by recent industry reporting sources to be a $3.4 billion category measured in retail dollars in the United States.1 The Company believes the category lacks an identifiable cheese brand that stands for luxury, best-in-class status.  Our mission is to become the first company to offer a select line of specialty, artisan and farmstead cheese products under one brand -- Artisanal Premium Cheese – and from a single source.  We intend to make the brand Artisanal Premium Cheese synonymous with outstanding, best-in-class cheese products.  Artisanal Premium will be the “name” consumers remember and reference for their cheese needs.  We will use our organization’s retail food marketing, our newly trademarked CheeseClock by ArtisanalTM, our cheese culinary expertise and passion to elevate consumer awareness of the superiority of specialty, artisan and farmstead cheese products.

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

Our product line includes: (a) over 200 artisan cheeses sourced from all over the world, including award winning American cheese producers, (b) gifts baskets and cheese accessories like cutting boards and knives, (c) cheese courses and events conducted in our cheese center in New York City, (d) books on artisan cheeses and other food products and more recently (e) a line of 16 selected artisan cheeses packaged in color-coded boxes which correspond to the four quarters of our newly-trademarked "CheeseClock by ArtisanalTM", a cheese and wine pairing tool which has been introduced to high-end retailers, big box stores and specialty food shops and wine retailers across the country.

1 Source Mintel/SPINS/AC Nielsen

Why Our Brand Is Needed

The Company believes the American palate has become increasingly desirable of sophisticated specialty cheese products. This groundswell of interest is continuing to grow and resulting in huge demand for more variety and availability of artisan and specialty cheeses.

•	Consumers want more and are willing to pay a premium price but the number of stores that offer such products is limited. There is much more demand than availability in the current mass market.
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

By building the Artisanal Premium Cheese brand, the Company believes it will meet the needs of retailers by providing a one-stop supply source for a wide variety of sophisticated artisan handcrafted cheeses possessing “specialty cheese shop” quality.  It will also meet the needs of consumers who will come to rely on Artisanal as a trusted brand for high quality and a wide selection of “specialty cheese shop” quality cheeses in their local supermarket cheese section.  Finally, it will provide Artisan cheese makers with a conduit to reach the mass consumer market.

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

2 Rubiner, Matthew, “The Big Cheese”, The American, November/December 2007, 21 Aug. 2008 <http://www.american.com/archive/2007/november-december-magazine-contents/the-big-cheese>
3 “The Cheese Stands Alone: Tastes, Tips and Trends for ‘04”, Club Management, Aug. 1, 2004, 21 Aug. 2008 <http://www.goliath.ecnext.com/coms2/gi_0199-64702/the-cheese-stands-alone-tastes.html>

4.             Increase retail sales through road shows at mass market retailers such as Costco;

5.             Increase retail sales in larger retail chains through innovative retail packaging and the recently trademarked CheeseClock by ArtisanalTM, a point-of-purchase aid intended to educate the consumer with respect to flights of cheese, as well as serving and beverage-pairing suggestions;

6.             Expand foodservice through the introduction of our banquet program into high-end hotel chains.

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

Grass Roots Marketing Plans

The Company does not envision funding a complex media campaign or other costly selling techniques. The product itself has excellent word-of-mouth cache and can be grown successfully like other new luxury brands such as Belvedere Vodka, Viking Cooking Ranges, Calloway Golf Clubs and Kendall-Jackson Wines, to name a few.  Select editorial coverage and other free media placement ads will be used to expand awareness of the Artisanal Premium Cheese brand with consumers having an immediate distribution outlet and product access through the Company’s website.  The Company has made in-roads with other web-based merchandisers, such as wine retailers, to cross promote websites through exchanges of advertising allowances.  To further increase sales, search engine refinements have been undertaken with respect to the existing website – www.artisanalcheese.com.

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

Penetration of two major market segments – retail and foodservice – has begun regionally in the New York tri-state area in the form of sales calls to buying personnel at various retail and foodservice accounts.  Training of store and foodservice personnel on cheese sampling and presentation techniques has been undertaken as premium cheese is more readily sold through a tasting experience.

Traditional Retail Outlets

The largest channel of distribution is the retail sector consisting of major national premium retail supermarkets and mass merchandisers that offer premium cheese products.  There are over 50,000 supermarkets and mass merchandise outlets in the United States.  The Company estimates that approximately 10-20% of these outlets service demographics and have the proper merchandising mix to be categorized as premium or upscale markets.  Over time and pursuant to a long-term strategy, several thousand of these stores will be targeted by the Company for penetration of the Artisanal Premium Cheese brand.  Since September 2009, the Company has shipped product into ShopRite supermarkets in the New York tri-state area, King Kullen supermarkets on Long Island, D'Agostino markets through New York City, and have participated in multiple roadshows at various Costco locations along the Eastern seaboard.

Foodservice Distribution

This channel of distribution holds considerable promise for the Company as it will provide marketing opportunities for the Artisanal Premium Cheese brand to be sold as a branded product in multiple sub-channel segments -- upscale restaurants, caterers, hotels, private clubs, private and commercial aircraft, cruise ships and other venues, but it will also allow for sales of cheese products that are used by executive chefs to cook various meals.   The challenge of this segment is that it involves more frequent and smaller deliveries than to the retail channel.  To better service this channel, the Company has focused its initial penetration with specialty food distributors that service this customer class.

E-Commerce and Print Catalogue

The E-Commerce sector is highly competitive as a whole and offers sufficient competition in the specialty cheese category.  The Company plans to distinguish our product offerings by the sheer breadth and variety of specialty, artisan and farmstead cheese products available. Offering wide assortments of cheese can have a negative impact as it creates consumer confusion.  At our website we have categorized our cheese products to give consumers a narrower range to choose from at one time, for instance, domestic versus international cheeses, or New York State cheese products versus Vermont, and by milk type (sheep, cow, and goat).  We also offer brief histories on each cheese offered coupled with wine and food pairing suggestions and presentation techniques to give the website visitor a rich, personal gourmet experience with our products.  We provide with each shipment small but elegant cheese signs to properly identify each cheese product with a 4-star restaurant pedigree to enable even the busiest host or hostess to present cheese for social gatherings in a exceptionally pleasing manner.  Much like our overall marketing strategy in other channels, the outstanding selection of cheeses that we offer will be a starting point.  We are offering a lifestyle experience, elegance and relaxation with the Artisanal Premium Cheese line whether the purchase is for personal consumption, a gift to a friend, relative or colleague or to celebrate a happy occasion.

In 2009, the Company continued to mail catalogues to new recipients and had over 1,000,000 unique visitors to its website. We will endeavor to increase sales through larger mailings, search engine marketing improvements and advertisements with other websites and catalog companies.  As part of our print catalogue and E-commerce extension, we will mail higher volumes of catalogs to specific customer lists.  We will also look to co-advertise our Artisanal Premium Cheese gift selection with other major web-based and print catalogue companies that are either in the premium food or select gift businesses and other high-end fruit and wine purveyors.

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

The Location

The Company is a New York corporation and is located at 483 Tenth Avenue, New York, New York 10018 (corner of West 37th Street & 10th Avenue).  At this location are all executive and sales offices, the cheese-aging caves, a packaging and shipping facility, customer call center and the Cheese Center (see above).

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

4 Rubiner.
5 Geisler, p.

The Company has also been granted a trademark for its CheeseClock by ArtisanalTM which is a 4 color-coded system that categories cheeses as mild, medium, bold and strong and offers pairing on wine and beer pairings to enable customers to have confidence to select and enjoy cheeses with professional assistance.   This professional level of knowledge on the two categories of cheeses and beverage (wine and beer) pairings is an important part of the Artisanal brand.

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

Seasonality

By nature of it being a farm-made  product that is sold fresh (usually after proper aging) certain cheese making is done on a seasonal basis, but the cheeses are mostly available yearly as Artisanal specializes primarily in aged cheeses.  The Company intends to use this to its advantage in its marketing plans.  Rotation of cheeses, or the offering of certain cheeses seasonally will enhance consumers’ interest in our Artisanal Premium Cheese line as consumers often fatigue with the same foods being consumed and naturally gravitate toward new, interesting items.  Whether it is a holiday season offering or a new cheese offering that is lighter or heavier in density that pairs better with summer or winter foods or crisper or heavier wines, the Company will make the Artisanal Premium Brand quality-consistent, but flexible to accommodate seasonal changes and to capture evolving consumer tastes.

Customer Dependence

The Company does not have any concentration of customer dependence, although it has entered into a preferred vendor agreement with two Manhattan restaurants, Picholine and Artisanal Fromagerie & Bistro, which are owned by the founder of Artisanal Cheese, LLC.  Under this agreement the restaurants are obligated to continue to buy cheeses from the Company for resale into the two restaurants up to August 15, 2012.  In the fiscal year ending May 31, 2010, sales to the two restaurants accounted for approximately 5% of annual sales.  Management envisions this percentage shrinking over time as it seeks to penetrate new large scale foodservice and retail accounts with the Artisanal Premium Cheese line.

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

The Company also owns the registered trademark CheeseClock by Artisanal and the corresponding image:

The Company has also applied for registration of the closely-related color-coded image of the CheeseClock by Artisanal which corresponds to the Company's new packaging of 16 cheeses being introduced to various retailers across the country:

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

Financial Information About Foreign and Domestic Operations and Export Sales

The Company does not believe that it is subject to any material risks attendant with foreign operations or export sales due to its immediate dependence on one U.S.A. market.  As part of its inventory of foreign-produced cheeses, the Company will be subject to fluctuations in exchange rates.  At present, the Company maintains an inventory of approximately $350,000 of which one half represents domestic products so its exposure at any one time to currency risks is not material to its immediate working capital requirements.   The Company is evaluating a plan to develop an export program for key premium retailers in select markets, but until such time as it chooses to enter these markets, it will not be exposed to any such risks.

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

Research and Development Activities

The Company will continue its past practices of identifying the best-tasting specialty, artisan and farmstead cheese products available worldwide and bringing them to market through its multi-channel distribution system.  The Company will also continue to work closely with leading cheese makers to develop new types of cheeses that will be proprietary to the Company, if not by ownership of the recipe, then through exclusive distribution and marketing rights for these products.  As of the date of this filing the Company has developed three such cheeses—Laurier, Grasslands Blue and Rocky Sage.  The Company is also working closely with an industry-renowned chef to develop a line of four refrigerated products all bearing the Artisanal Premium Cheese logo.  The Company has no budget for research and development as all costs are nominal inasmuch as they require the intellectual work of people employed by the Company or cheese makers that offer samples of new products.

Environmental Compliance

The Company does not manufacture products or use raw materials in its products that are deemed to be subject to rules or regulations relating to the discharge of certain materials into the environment.

Employees

As of May 31, 2010, we had 21 full-time employees, and 2 part-time employees. We believe the relationship we have with our employees is good.

Item 2	DESCRIPTION OF PROPERTY

The Company’s principal executive offices are located at 483 Tenth Avenue, 2nd Floor, New York, New York  10018, where it leases approximately 10,000 square feet.  The current lease payment is approximately $21,000 per month, subject to rent increase of approximately ten percent per annum.   The lease terminates in September 2012.

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

Harvest Song Ventures v. Artisanal Cheese, LLC, New York City Civil Court (New York County), Index No. 050019/09.  Plaintiff sought approximately $21,000 for product allegedly shipped to the Company.  The Company answered the complaint maintaining that it had not received Plaintiff's alleged shipments and that Plaintiff  could not substantiate such shipments will bills of lading.   The matter was settled for $18,000 plus an additional product order.  A final  payment of $4,500 was paid on September 3, 2010.

Christopher Calise and Perry Lerner v. Artisanal Cheese, LLC, New York Supreme Court (New York County), Index No. 5073/2010.  Plaintiffs each loaned $50,000 to the Company on or about July 10, 2009.  In June 2010, they commenced an action for unpaid interest and requesting acceleration of the loan.  An answer to the complaint was filed asserting that all interest is current and requesting that the court dismiss the case.

CIT Technology Financing Services, Inc. v. Artisanal Cheese, LLC, New York Supreme Court (New York), Index No. 06159/10 – Plaintiff is seeking approximately $107,000 pursuant to two copier leases.  The Company is currently negotiating a settlement with plaintiff  to resume monthly payments for the copiers, however, the Company intends to assert third-party claims against the service provider which was to have provided for the trade-in and replacement of one copier rather than an additional lease for a third copier.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As of May 31, 2010, a Meeting of Shareholders was scheduled to be held on July 22, 2010, at which the Company expects to change the Company’s name to Artisanal Brands, Inc., ratify the appointment of its independent outside auditors for the fiscal year ended May 31, 2011 and elect a board of directors.   (See Note to Financials - Item 17 Subsequent Events.)

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

The following table shows the range of high and low bid information for our common shares for each quarter (except as indicated) within the last two fiscal years:

	Closing Bid

	High	Low
Fiscal Year 2009
Quarter Ended August 31, 2008	$0.20	$0.20
Quarter Ended November 30, 2008	$0.09	$0.09
Quarter Ended February 29, 200	$0.05	$0.05
Quarter Ended May 31, 2009	$0.29	$0.29
Fiscal Year 2010
Quarter Ended August 31, 2009	$0.11	$0.11
Quarter Ended November 30, 2009	$0.11	$0.11
Quarter Ended February 29, 2010	$0.12	$0.12
Quarter Ended May 31, 2010	$0.12	$0.12

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The approximate number of common stockholders of record at May 31, 2010, was 200. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, which is estimated to be 500 shareholders.

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

Series A Redeemable Convertible Preferred stock

During the fiscal year ended May 31, 2010, the Company sold 150,000 shares of redeemable convertible preferred stock for a total gross proceeds of $150,000.  Another 121,000 shares of preferred stock was issued to certain existing preferred shareholders in consideration of their participation in a term loan to the Company.  During the fiscal year ended May 31, 2009, the Company sold 250,000 shares of redeemable convertible preferred stock at a price of $1.00 per share for total gross proceeds of $250,000.  The preferred stock has a face value of $1.00 per share and is convertible at $.30 per share into $.001 par value common stock of Company.

When first issued, dividends were to be paid (a) at an annual rate of 12% of the face value in each of the first two years ending August 14, 2008 and 2009, and will be paid in preferred shares and (b) after the first two years, at a rate of 12% of the face value if paid in cash or at a rate of 15% of the face value if paid in preferred shares, at the election of the Company.  On or about June 2009, the certificate of designation was amended to extend the 12% in kind dividend for another year,  i.e. to August 2010.  In February 2010, the preferred shareholders agreed to terminate the preferred dividend altogether as of December 1, 2009.  The preferred share dividends shall convert into common stock at $.30 per share.  The monthly accrual for preferred share dividends paid in preferred shares through August 14, 2009 and August 14, 2010 was approximately 52,150 and an average of 53,000 shares, respectively.

At any time prior to August 14, 2012, and upon 30 days advance notice, the Company shall have the right to redeem one-half of the preferred stock that is issued and outstanding by paying the holder the full face value of the preferred stock plus accrued dividends in cash (the “First Redemption”).   The remaining one-half of the preferred stock that is issued and outstanding after the First Redemption can either be: (a) redeemed by the Company in cash at full par/face value plus accrued dividends with the holder also receiving a two-year option to acquire 5% of the issued and outstanding common stock of the Company at an exercise price of $.30 per share, or, (b) converted into 30% of the issued and outstanding common stock of the Company (the “Second Redemption”).  The holder shall have sole authority to elect subsection (a) or (b) above upon receiving a redemption notice.  Any common stock or common stock option issued pursuant to the First Redemption or the Second Redemption shall be on a fully-diluted basis.

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

In the event of a liquidation, the preferred stockholders shall receive a cash payment of $1.20 per preferred share plus accrued dividends in calendar 2009 and thereafter.

Management Stock Options

At the time the Company acquired Artisanal Cheese LLC, the Company offered Mr. Daniel W. Dowe and Mr. William Feeney five-year management stock options so as to encourage them to serve as Chairman/Chief Executive Officer and Chief Operating Officer of the Company, respectively.  Specifically, the Company offered them management stock options having an exercise price of $.30 per share that are exercisable into approximately 12% and 8%, respectively, of the Company’s common stock on a fully-diluted basis.  The options were not to be exercisable unless the Company (a) achieved $21.6 million in revenue or $2 million EBITDA in a full calendar year by no later than 2009 and (b) redeemed 2,607,500 shares of the preferred stock.  The failure of either of these conditions would cause the management stock option to terminate in its entirety.  When Mr. Feeney resigned as Chief Operating Officer in January 2008, and Mr. Dowe assumed Mr. Feeney’s duties, the Company adjusted the aforementioned percentages to 14.4% and 1.9%, respectively, recognizing Mr. Feeney’s contribution toward the acquisition of Artisanal Cheese LLC and his continued contribution as a consultant to the Company.  The board adopted a confirming resolution of these stock options, as adjusted, at its meeting on January 31, 2008.  The board subsequently extended the date to achieve projected revenue to December 31, 2010.  In February 2010, Mr. Dowe's and Mr. Feeney's stock options were canceled.

At its board meeting on April 9, 2008, the board authorized three-year stock options to each of the seven non-managing board members.  The options have an exercise price of $.30 per share that is exercisable into 1.66% of the Company’s Common Stock on a fully-diluted basis.  These options are immediately fully-vested and exercisable and will expire on January 31, 2011.

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

If all of the preferred shares outstanding as of May 31, 2010 were converted (including preferred stock dividends through that date), i.e. 6,419,160 the number of common shares would increase by 21,397,200 shares, to a total of 45,162,516 shares representing a 47% dilution to existing  23,765,316 common shares.  If all of the stock options issued to non-management directors outstanding as of May 31, 2009 were exercised, i.e. 770,000, the number of common shares would increase by 770,000 shares to a total of 24,535,316 shares representing a 3% dilution to the existing 23,765,316 common shares.   If the company undertakes the First Redemption and, upon notice of the Second Redemption, the preferred shareholders were to convert the remaining one-half of the preferred stock into common shares (See “Series A Redeemable Convertible Preferred Stock, Subsection (b) of Second Redemption, described above), the number of common shares would increase by 10,698,600 shares to a total of 35,233,916 shares representing a 33% dilution to the existing 23,765,316 common shares and 770,000 stock option holders on a fully-diluted basis.

Item 6	SELECTED FINANCIAL DATA

As a smaller reporting company, this Item has been omitted pursuant to 17 CFR 229.301(c).

Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

Year ended May 31, 2010 (Fiscal 2010) as compared to May 31, 2009 (Fiscal 2009)

In the year ending May 31, 2010 (Fiscal 2010), the Company had net sales of $4,192,845.  The cost of goods sold was $3,382,110 representing a gross margin of approximately 20%.  Selling, general and administrative costs totaled $2,426,468 and are predominantly comprised of employee related expenses.

For the year ending May 31, 2010, the Company recorded a net loss from operations of $2,291,614 versus $1,617,552 for the same period in 2009.  The net loss to common shareholders during the year ending May 31, 2010 was $2,559,550 versus a net loss of $2,297,798 in 2009.  No dividends were paid to preferred shareholders during Fiscal 2010 in the form of new shares of preferred stock.  The Company incurred $77,000 of amortization charges and depreciation of $177,516.

On May 31, 2010, the Company had $1,099,111 in current assets, which consisted primarily of net accounts receivable of $289,003, inventory of $369,902 and prepaid expenses of $55,208.  The Company’s leasehold and equipment and other assets were $616,437 and intangibles increased to $3,636,178 net of amortization, which represents the goodwill and other intangibles.

Liquidity and Financial Resources at May 31, 2010

As of May 31, 2010, the Company had $1,617,766 in current liabilities, which includes accounts payable of $511,808, accrued taxes of $480,769, notes payable of $282,171, and accrued expenses and other current liabilities totaling $343,018.  The Company’s current liabilities also include outstanding prepaid gift certificates and other deferred revenue totaling $66,485.  Since February 2010, the Company has paid down approximately $310,000 of accounts payable and our notes payable were reduced by approximately $251,000.

All long-term liabilities are payable to the previous owners of Artisanal Cheese LLC and are being repaid in accordance with the terms of the two governing instruments.

In February 2009, the Company closed on a revolving line of credit in an amount representing up to 85% of the company’s accounts receivable and 50% of its inventories with a maximum loan amount of $750,000.  The cost of this facility is at Prime Rate plus 2%.  The Prime Rate at closing was 3.25%.  The line of credit is secured by the assets of the Company and has various covenants for collateral management fees, change of control provisions and a guarantee.  As of June 1, 2009, two events of default had occurred under the loan.  Specifically, the advance against acceptable inventory exceeded the bank’s formula by approximately $20,000 and the Company had not yet paid its past due taxes in full or otherwise subordinated the taxes to the bank in a manner acceptable to the bank.  On or about June 1, 2009, the parties executed a Forbearance Agreement pursuant to which the bank agreed to forbear from exercising its rights and remedies under the original loan document in exchange for the Company’s agreement that, until it provides satisfactory evidence that it has paid the past due taxes have been paid or otherwise subordinated to the bank and until it has raised $1.7 million in cash equity, the interest rate shall be increased to Prime Rate plus 8%.  The forbearance agreement expired July 31, 2009. On or about August 13, 2009, the parties executed a second forbearance agreement pursuant to which the bank agreed to forbear until November 9, 2009, in exchange for a $10,000 forbearance fee, a limitation on the loan against inventory to a maximum of $175,000, and interest to continue at the rate of Prime Rate plus 8%.  On or about November 12, 2009, the parties executed a third forbearance agreement pursuant to which the bank agreed to forbear until February 15, 2010, in exchange for a $20,000 forbearance fee, a weekly pay down of the loan against inventory, and the termination of the  balance of loan against receivables on or before February 15, 2010.  On that date no further invoices were submitted to Summit for financing and Summit proceeded to apply all monies received on behalf of the Company to the loan balance.  In the meantime, the Company received from one of its preferred shareholders and term loan participants an offer to loan the Company $2.5 million conditional upon, among other things, an assignment of the Summit financing documents to the lender.  On or about March 3, 2010, Summit agreed to assign and the lender agreed to assume all rights and obligations under the Summit financing documents in exchange for full payment to Summit of the then outstanding amount of $220,080.

In October 2009, the board approved the Company’s intentions to obtain an $850,000 term loan and to raise an additional $2 million in equity.  The board subsequently increased the limit on the term loan to $1,650,000.  As of mid-February 2010, the company had secured from existing shareholders a $150,000 bridge loan at an annual interest rate of nine percent (9%) which matured on September 8, 2009 (the "Bridge Loan") and $1,214,000 of the term loan at an annual interest rate of nine percent (9%) to mature on or about September 10, 2010 (the "Term Loan").  The Company has defaulted on repayment of the Bridge Loan by the maturity date, however, the lender has agreed to forbear collection until such time as the Company completes the equity raise.  As of May 31, 2010, the total amount due under the Bridge Loan including interest is $145,841.  The Term Loan amount was subsequently reduced to $924,000 (excluding interest) through the repayment of $290,000 to one of the term lenders in exchange in part for a new loan of $2.5 million (see below).  At that time, the due date of the loan was extended to December 31, 2011.  The proceeds were used to finance the Company’s new packaging and retail displays and its expansion into big-box and chain retailers.

On or about February 22, 2010, the Company entered a loan agreement with one of its preferred shareholders and term loan participants (the "Lender") for a loan of $2.5 million (the "Long Term Loan").  The loan was conditional upon the Lender obtaining a first security position on all of the Company's assets subject only to the priority security interest in certain intellectual property of the Company pursuant to Sellers' notes entered at the time the Company acquired the business from its previous owners.  This required the assignment by Summit Financial Resources LLP to the Lender of Summit's factoring facility dated February 18, 2009 (discussed above).  The loan was also conditional upon the Company's repurchase from Lender and its affiliate 500,000 shares of the redeemable convertible preferred stock held by them collectively, repayment to the Lender of amounts Lender had previously advanced to Borrower under the term loan agreements (discussed above), and issuance to Lender of 9,275,000 shares of the Company's $.001 par value common stock representing twenty percent of the Company's outstanding common stock on a fully-diluted basis.  The Lender further required that the Company extend the term of Chairman and Chief Executive Officer Daniel W. Dowe's employment agreement for three years from the date of the loan.  The Company’s board and the investor that made the $2.5 million loan to the company deemed it a requirement that the applicable number of preferred shareholders were to vote to approve the terms of the loan.  It was further determined that each of the preferred shareholders should be offered an opportunity to participate in the loan, including taking the entire investment opportunity away from the investor on the same terms and conditions.  While the Certificate of Designation governing the Series A Preferred Shares (“the Certificate”) did not specifically state the percentage of shareholders required to vote to modify the Certificate itself, the Certificate requires a vote of 66% of the shares then outstanding to effect certain enumerated transactions.  Accordingly, the company’s board of directors determined to use the 66% approval threshold to effect a modification to the Certificate and for the $2.5 million transaction.  Out of the 26 preferred shareholders, 17 shareholders owning 72.7% of the Series A Preferred Shareholders agreed to modify the Certificate to enable the $2.5 million transaction to close.  In addition, all but two of the shareholders that had previously loaned money to the company in the form of a Term Loan, agreed to extend the maturity date of the Term Loan from September 10, 2010 to December 31, 2011 to enable the Company to re-classify the loan into a long-term loan.

As the Company expands its sales into specialty, big-box and chain retail markets, the Company believes its cash flow will be sufficient to meet its fixed monthly expenses.  The Company generates cash from the sales of its product.  Wholesale and retail customers purchasing on an open account basis have 30-day payment terms.  All others sales pertaining to cheese and related items from our print catalog or website or sales relating to classes at the cheese center are paid through credit card which generally settle within three days of purchase.

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

In the past fiscal year, the Company’s capital expenditures were nominal.  The company incurred approximately $31,000 of expenses relating to the design and trademark of "CheeseClock by ArtisanalTM".  The Company believes that its forecasted growth in the next year will be readily serviced from its existing facilities without any additional capital expenditures except that the Company may increase its freezer capacity.  The Company has received quotes for this work in the range of $15,000.  Any capital that might be required for professional services or new product offerings is expected to be immaterial.

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

The cost to carry the preferred stock was a dividend of 12% payable in stock for the first two years.  Thereafter the dividend was to be 12% if payable in cash or 15% if payable in stock, at the Company’s election.  On or about June 2009, the certificate of designation was amended to extend the 12% in kind dividend for another year,  i.e. to August 2010.  In February 2010, the preferred shareholders agreed to terminate the preferred dividend altogether as of December 1, 2009.

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

Year ended May 31, 2009 (Fiscal 2009) as compared to May 31, 2008 (Fiscal 2008)

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

On May 31, 2009, the Company had $886,735 in current assets, which consisted primarily of net accounts receivable of $456,688, inventory of $324,091 and prepaid expenses of $105,956.  The Company’s leasehold and equipment and other assets were $767,383 and intangibles decreased to $3,746,461 net of amortization, which represents the goodwill and other intangibles.

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

Stock-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model.  The FASB guidance on stock-based compensation, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation.  The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options.  The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model and has no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards.  The FASB accouting guidance requires the recognition of the fair value of stock compensation in net income.  Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARTISANAL BRANDS, INC.
(formerly AMERICAN HOME FOOD PRODUCTS, INC.
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
Artisanal Brands, Inc.
(formerly known as American Home Food Products, Inc.)
New York, New York

We have audited the accompanying consolidated balance sheets of Artisanal Brands, Inc. ( formerly known as American Home Food Products, Inc.) as of May 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, cash flows for each of the years then ended May 31, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artisanal Brands, Inc. ( formerly known as American Home Food Products, Inc.) as of May 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended May 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co., LLP
Certified Public Accountants
New York, New York
September 14, 2010

ARTISANAL BRANDS, INC.
(formerly AMERICAN HOME FOOD PRODUCTS, INC.)
CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
CURRENT ASSETS:	2010	2009

Cash	$384,998	$-
Accounts receivable, net	289,003	456,688
Inventories	369,902	324,091
Prepaid expenses and other current assets	55,208	105,956

Total Current Assets	1,099,111	886,735

FIXED ASSETS, net	616,437	722,118
OTHER ASSETS	35,046	45,265
INTANGIBLES - at cost, net	3,636,178	3,746,461

Total Assets	$5,386,772	$5,400,579

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Cash Overdraft	$-	$36,927
Accounts payable	511,808	822,761
Note payable and current portion of long term debt	282,171	683,092
Prepaid gift certificates and other deferred revenue	66,485	62,531
Accrued expenses and other current liabilities	276,533	288,862
Accrued payroll taxes	480,769	480,769

Total Current Liabilities	1,617,766	2,374,942

LONG TERM DEBT, net of current portion	2,986,630	74,390

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS' EQUITY
Preferred stock - $0.001 par value, 10,000,000 shares authorized,6,419,160 and 6,599,717 shares issued and outstanding, respectively	6,419	6,600
Common stock - $0.001 par value, 40,000,000 shares authorized 23,765,316 and 7,835,316 shares issued and outstanding, respectively	23,765	7,835
Additional paid-in capital	16,820,913	16,713,919
Accumulated deficit	(16,068,721)	(13,777,107)

Total shareholders' equity	782,376	2,951,247

	$5,386,772	$5,400,579

See notes to the consolidated financial statements.

ARTISANAL BRANDS, INC.
(formerly AMERICAN HOME FOOD PRODUCTS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31,
	2010	2009

SALES	$4,192,845	$5,704,247

COST OF GOODS SOLD	3,382,110	4,168,844

GROSS PROFIT	810,735	1,535,403

SELLING, GENERAL AND ADMINISTRATIVE	2,426,468	2,999,360
DEPRECIATION AND AMORTIZATION	254,516	190,950

LOSS FROM OPERATIONS
BEFORE INCOME TAXES AND INTEREST	(1,870,249)	(1,654,907)

OTHER INCOME( EXPENSES):
Interest income (expense) and other income	(421,365)	37,355

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(2,291,614)	(1,617,552)

INCOME TAXES	-	-

NET LOSS	$(2,291,614)	$(1,617,552)

LESS PREFERRED STOCK DIVIDEND	(267,936)	(680,246)
NET LOSS APPLICABLE TO COMMON SHARES	$(2,559,550)	$(2,297,798)

LOSS APPLICABLE PER COMMON SHARE
Basic	$(0.23)	$(0.30)
Diluted	$(0.23)	$(0.30)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING: basic	11,079,649	7,686,094
diluted	11,079,649	7,686,094

See notes to the consolidated financial statements.

ARTISANAL BRANDS, INC.
(formerly AMERICAN HOME FOOD PRODUCTS, INC.)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED MAY 31, 2009 and 2010

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, May 31, 2008	5,664,850	$5,664	7,427,649	7,428	$16,285,242	(12,159,555)	4,138,779

Issuance of common stock and options for services rendered			60,000	60	7,440		7,500
Issuance of common stock representing registration penalty			347,667	347	103,953		104,300
Issuance of preferred stock to investors	250,000	250			249,750		250,000
Issuance of preferred stock dividend	684,867	685			(685)		(0)
Equity-based compensation					68,219		68,219
Net loss						(1,617,552)	(1,617,552)
BALANCE, May 31, 2009	6,599,717	6,599	7,835,316	7,835	16,713,919	(13,777,107)	2,951,246

Issuance of common stock and options for services rendered			85,000	85			85
Issuance of common stock to directors			220,000	220			220
Issuance of common stock to lender			9,275,000	9,275	454,475		463,750
Conversion of preferred stock by lenders	(200,000)	(200)			(199,800)		(200,000)
Redemption of perfered stock	(500,000)	(500)			(499,500)		(500,000)
Issuance of preferred stock to lenders	151,400	152			151,249		151,401
Issuance of preferred stock to investors	100,000	100			99,900		100,000
Issuance of preferred stock dividend	268,043	268			(268)		0
Equity-based compensation			6,350,000	6,350	100,938		107,288
Net loss						(2,291,614)	(2,291,614)
BALANCE, May 31, 2010	6,419,160	$6,419	23,765,316	$23,765	$16,820,913	$(16,068,721)	$782,376

See notes to the consolidated financial statements.

ARTISANAL BRANDS, INC.
(formerly AMERICAN HOME FOOD PRODUCTS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended May 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,291,614)	$(1,617,552)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and impairment of equipment	177,516	106,950
Interest on loans as preferred stock	151,401	-
Amortization of intangibles	77,000	84,000
Amortization of debt discount	38,646	-
Increase of other assets	-	-
Common stock issued for services	107,288	75,719
Changes in assets and liabilities, net of the effect from acquisition:
Accounts receivable	167,685	(77,977)
Inventory	(45,811)	87,680
Prepaid expenses and other assets	50,748	(47,862)
Accounts payable	(310,953)	168,520
Accrued expenses and other current liabilities	(8,375)	92,274
Accrued payroll taxes	-	(169,608)
Cash overdraft	(36,927)	36,927
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,923,396)	(1,260,929)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(64,835)	(32,638)
NET CASH USED IN INVESTING ACTIVITIES:	(64,835)	(32,638)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Increase in notes payable	(139,124)	456,145
Sale of preferred stock	100,000	250,000
Payment of long-term debt	(511,647)	(162,711)
Redemption of Preferred Stock	(500,000)	-
Proceeds from Shareholder loan	3,424,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,373,229	543,434

NET INCREASE (DECREASE) IN CASH	384,998	(750,133)

CASH AT BEGINNING OF FISCAL YEAR	-	750,133

CASH AT END OF FISCAL YEAR	$384,998	$-

	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$107,129	$-
Income taxes	-	-
Non-cash financing activies:
Preferred and common shares issued for services	$356,550	-
Common shares issued for registration penalty	-	104,300
Coversion of Restricted Stock	200,000
Preferred shares issued for dividend	267,936	680,246

See notes to financial statements.

ARTISANAL BRANDS, INC.
(formerly AMERICAN HOME FOOD PRODUCTS, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2010 AND 2009

1.	DESCRIPTION OF BUSINESS

Artisanal Brands, Inc. (formerly American Home Food Products, Inc.) (the “Company”) markets and distributes a wide line of specialty, artisanal and farmstead cheese products and other related specialty food products under its own brand “Artisanal Premium Cheese” to food wholesalers and retailers and directly to consumers through its catalog and website www.artisanalcheese.com.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

a.             Basis of Presentation - The accompanying audited consolidated financial statements of Artisanal Brands, Inc. (formerly American Home Food Products, Inc.) (the “Company”) have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-K and Regulation SX.  In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.

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

d.            Trade Accounts Receivable and Other Receivables, Net - The Company's accounts receivable consist primarily of amounts due from customers for the sale of its products. The Company records an allowance for doubtful accounts based on management's estimate of collectability of such trade and notes receivables outstanding. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any. The recorded allowance at May 31, 2010 and 2009 was $40,000 and $38,598, respectively.

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

g.             Goodwill and Intangible Assets - Intangible assets at May 31, 2010 relates to the assets acquired by the Company in August 2007.

The Company reviews long-lived assets, certain identifiable assets and any impairment related to those assets at least annually or whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.

h.             Fair Value of Financial Instruments - The accounting guidance establishes a fair value hierarchy based on whether the market participant assumptions used in determining fair value are obtained from independent sources (observable inputs) or reflect the Company's own assumptions of market participant valuation (unobservable inputs). A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The accounting guidance establishes three levels of inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2—Quoted prices for identical assets and liabilities in markets that are inactive; quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; or

Level 3—Prices or valuations that require inputs that are both unobservable and significant to the fair value measurement.

The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate the Company's or the counterparty's non-performance risk is considered in determining the fair values of liabilities and assets, respectively.

h.             Revenue Recognition – The Company recognizes revenues associated with the sale of its products at the time of delivery to customers.

i.              Shipping and Handling Costs – Shipping and handling costs are included in cost of sales.

j.              Advertising Costs – All advertising costs are expensed as incurred.  Advertising expenses charged to operations for the years ended May 31, 2010 and 2009 amounted to approximately $356 and $7,296, respectively.

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

n.             Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with guidance issued by the FASB, Share-Based Payment.  The Company records compensation expense using a fair-value-based measurement method for all awards granted. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  Equity-based compensation for the years ended May 31, 2010 and May 31, 2009 was $107,288 and $68,219, respectively.

o.             Net Income/(Loss) Per Share – In accordance with FASB guidance for "Earnings Per Share", basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period.  For the years ended May 31, 2010 and 2009, diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive.  Options have been excluded in the amount of 770,000 for the year ended May 31, 2010.

p.             Segment Disclosure – Management believes the Company operates as one segment.

q.             Recent Accounting Pronouncements – All new accounting pronouncements issued but not yet effective have deemed to be immaterial as to any significant effect on the Company’s financials.

3.	ACCOUNTS RECEIVABLE

As of May 31, accounts receivable consist of the following:

	2010	2009
Trade accounts receivable	$323,733	$491,215
Employees	5,271	4,071
	329,004	495,286
Less allowance for doubtful accounts	(40,001)	(38,598)
	$289,003	$456,688

4.	INVENTORIES

Inventories are valued on a first-in-first-out (FIFO) basis.  Inventory at May 31, consisted of the following:

	2010	2009
Cheese Inventory	$268,212	$180,179
Shipping/Packing Material Inventory	47,617	68,661
Accessories & Books Inventory	51,999	68,101
Beverage	2,074	7,150
	$369,902	$324,091

5.	PREPAID EXPENSES

As of May 31, 2010, the Company had prepaid expenses of $52,208, which consisted primarily of marketing expense of $6,600, cheese cost of $36,196 and prepaid insurance of $12,412.  As of May 31, 2009, the Company’s had prepaid expenses of $105,956, which consisted primarily of marketing materials including artwork of $18,575, catalog development costs of $57,013, and legal fees of $7,200, a loan commission of $15,000 and prepaid insurance of $8,168.

6.	FIXED ASSETS

Fixed Assets, net consist of the following:

	2010	2009
Furniture and fixtures	$178,665	$178,665
Kitchen Equipment	270,929	253,392
Computer Equipment	113,722	113,722
Software & Web Design	20,087	5,279
Cheese Clock by Artisanal tm	82,173	51,538
Leasehold Improvement	354,780	352,925
	1,020,356	955,521
Less: Accumulated
Depreciation & Amortization	(403,919)	(233,403)
	$616,437	$722,118

The Assets were valued at the date of acquisition which approximates fair market value.  Depreciation expense recorded for the years ended May 31, 2010 and 2009 was $177,516 and $106,950, respectively.

7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	Amortizable life	2010	2009
Trade name	Indefinite	$1,720,000	$1,720,000
Non-competition agreement	5 years	110,000	110,000
Non-contractual customer relationships	10 years	620,000	620,000
Goodwill	Indefinite	1,420,678	1,446,961
Total intangible assets		3,870,678	3,896,961
Accumulated amortization		(234,500)	(150,500)
		$3,636,178	$3,746,461

The Company has recorded amortization on its intangibles for the years ended May 31, 2010 and 2009 of $77,000 and $84,000, respectively.

8.	NOTES PAYABLE

On May 31, 2010, notes payable consist of the following:

•	The amount owed under the Sellers Notes (described below) is $132,171. The notes are due in full on October 15, 2010, as of August 31, 2010 the balance was $87,571.

•
As of June 1, 2009, two events of default had occurred under the Summit Loan (described below).  Specifically, the advance against acceptable inventory exceeded the bank’s formula by approximately $20,000 and the Company had not yet paid its past due taxes in full or otherwise subordinated the taxes to the bank in a manner acceptable to the bank.  On or about June 1, 2009, the parties executed a Forbearance Agreement pursuant to which the bank agreed to forbear from exercising its rights and remedies under the original loan document in exchange for the Company’s agreement that, until it provides satisfactory evidence that it has paid the past due taxes have been paid or otherwise subordinated to the bank and until it has raised $1.7 million in cash equity, the interest rate shall be increased to the Prime Rate plus 8%.  The forbearance agreement expired July 31, 2009.  On or about August 13, 2009, the parties executed a second forbearance agreement pursuant to which the bank agreed to forbear until November 9, 2009, in exchange for a $10,000 forbearance fee, a limitation on the loan against inventory to a maximum of $175,000, and interest to continue at the rate of Prime Rate plus 8%.  On or about November 12, 2009, the parties executed a third forbearance agreement pursuant to which the bank agreed to forbear until February 15, 2010, in exchange for a $20,000 forbearance fee, a weekly pay down of the loan against inventory, and the termination of the  balance of loan against receivables on or before February 15, 2010.  On that date, the Company was in the process of finalizing loan documents with a substitute factoring company.  As agreed, no further invoices were submitted to Summit for financing and Summit proceeded to apply all monies received on behalf of the Company to the loan balance.  In the meantime, the Company received from one of its preferred shareholders and term loan participants an offer to loan the Company $2.5 million conditional upon, among other things, an assignment of the Summit financing documents to the lender.  Summit and the Company subsequently agreed that the November 12, 2009 forbearance fee which had been added to the loan balance would be halved.  On or about March 3, 2010, Summit agreed to assign and the lender agreed to assume all rights and obligations under the Summit financing documents in exchange for full payment to Summit of the then outstanding amount of $220,080.  Summit repaid in full on March 3, 2010.

•
In October 2009, the board approved the Company’s intentions to obtain an $850,000 term loan and to raise an additional $2 million in equity.  The board subsequently increased the limit on the term loan to $1,650,000.  As of mid-February 2010, the company had secured from existing shareholders a $150,000 bridge loan at an annual interest rate of nine percent (9%) which matured on September 8, 2009 (the "Bridge Loan") and $1,214,000 of the term loan at an annual interest rate of nine percent (9%) to mature on or about September 10, 2010 (the "Term Loan").  The Company has defaulted on repayment of the Bridge Loan by the maturity date, however, the lender has agreed to forbear collection until such time as the Company completes the equity raise.  As of May 31, 2010, the total amount due under the Bridge Loan including interest is $157,841.  The Term Loan amount was subsequently reduced to $924,000 (excluding interest) through the repayment of $290,000 to one of the term lenders in exchange in part for a new loan of $2.5 million (see below).  At that time, the due date of the loan was extended to December 31, 2011 and is reported under Long-Term Debt.  (See Note 13 - Long Term Debt.)

On May 31, 2009, notes payable consist of the following:

•
In connection with the acquisition of Artisanal Cheese, LLC, the Company obtained two seller's notes--one from each of the former members of Artisanal Cheese, LLC.  The notes are for $130,000 and $370,000, respectively (the "Sellers' Notes").  The note for $130,000 bears interest at 5% per annum and is payable in consecutive monthly payments of principal and interest in the amount of $3,896.22 commencing November 1, 2007.  The note for $370,000 bears interest at 5% per annum and is payable in consecutive monthly payments of principal and interest in the amount of $11,089.23 commencing November 1, 2007.  All principal and accrued interest under both notes shall be due and payable in full on October 1, 2010.  Both notes are secured pursuant to a Security Agreement pursuant to which the note holders have a first priority security interest in all assets of the Company except that the note holders have agreed to subordinate their security interest on those assets so that the Company may obtain asset-based debt financing.  As of May 31, 2009, the total balance of the notes was $132,171. The total $132,171 of the loan principal and interest has been re-classified to current liabilities.

•
In February 2009, the Company closed on a revolving line of credit in an amount representing up to 85% of the company’s accounts receivable and 50% of its inventories with a maximum loan amount of $750,000 (the "Summit Loan").  The cost of this facility is at Prime Rate plus 2%.  The Prime Rate at February 28, 2009, was 3.25%.  The line of credit was secured by the assets of the Company and had various covenants for collateral management fees, change of control provisions and a guarantee.  As of May 31, 2009, the loan balance was $511,646.

9.	PREPAID GIFT CERTIFICATES AND OTHER DEFERRED REVENUE

The Company records cash received in advance of the delivery of products or services as deferred revenue until the products are delivered to customers or the services are provided.  Gift certificates are issued for a one-year period at which time the certificate expires.

10.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of May 31, 2010, the Company had accrued expenses and other liabilities of $276,533 which consisted primarily of $5,601 for accrued payroll, $15,750 for professional fees, $149,849 for vendor installment agreements, $104,636 for accrued interest on term loans and other of $697.  As of May 31, 2009, the Company had accrued expenses and other liabilities of $288,862 which consisted primarily of $109,683 for inventory-related items, $27,760 for professional fees, $35,843 for goods sold, $27,786 for payroll and commissions, $16,640 for prepaid cheese clubs and another $5,369 for accrued payroll tax.

11.	ACCRUED PAYROLL TAXES

The Company prior to the acquisition of Artisanal remains in arrears with paying payroll taxes of $480,769. The Company made a payment of approximately $170,000 in February 2009.  The Company is currently negotiating with the relevant tax authorities a payment program for the balance of taxes owed.

12.	INCOME TAXES

At May 31, 2010, the Company has available unused net operating loss carryforward (“NOL”) of approximately $13,062,000 that may be applied against future taxable income and expire at various dates through 2030.  The Company has a deferred tax assets arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined.  Such valuation allowance has increased approximately $877,000 during 2010.

	2010	2009
Deferred tax asset:
Net operating loss carryforward	$5,750,000	$4,873,000
Valuation allowance	(5,750,000)	(4,873,000)
Net deferred tax asset	$-	$-

A reconciliation of the statutory federal income (tax) benefit to actual tax benefit is as follows:

	2010	2009
Statutory federal income (tax) benefit	$(801,000)	$(550,000)
State and local tax benefit – net of federal benefit	(206,000)	(150,000)
Permanent differences – equity compensation and other	130,000	50,000
Income tax benefit utilized (not utilized)	877,000	650,000
Actual tax benefit	$-	$-

If the Company has a greater than 50% change in ownership of certain stock holdings by shareholders of the Company pursuant to Section 382 of the Internal Revenue Code, the net operating losses may be limited.  Currently no such evaluation has been performed.

13.	LONG TERM DEBT

	2010	2009
At May, long-term debt consists of:
Term Loan,(a)	$924,000	$74,390
Long-Term Loan,(b)	2,500,000	-
Debt Discount, (c)	(437,370)	-
Actual tax benefit	$2,986,630	$74,390

(a)
In October 2009, the board approved the Company’s intentions to obtain an $850,000 term loan and to raise an additional $2 million in equity.  The board subsequently increased the limit on the term loan to $1,650,000.  As of mid-February 2010, the company had secured from existing shareholders $1,214,000 of the term loan at an annual interest rate of nine percent (9%) to mature on or about September 10, 2010 (the "Term Loan").  In February 2010, the due date was extended to December 31, 2011.  The Term Loan amount was subsequently reduced to $924,000 (excluding interest) through the repayment of $290,000 to one of the term lenders in exchange in part for a new loan of $2.5 million (described below). As of May 31, 2010, the total amount owed to the term loan participants including interest is $964,366.

(b)
On or about February 22, 2010, the Company entered a loan agreement with one of its preferred shareholders and term loan participants (the "Lender") for a loan of $2.5 million (the "Long Term Loan").  The loan was conditional upon the Lender obtaining a first security position on all of the Company's assets subject only to the priority security interest of Terrence Brennan and Marvin Numeroff in certain intellectual property of the Company.  This required the assignment by Summit Financial Resources LLP to the Lender of Summit's factoring facility dated February 18, 2009 (See Note 8-Notes Payable).  The loan was also conditional upon the Company's repurchase from Lender and its affiliate 500,000 shares of the redeemable convertible preferred stock held by them collectively, repayment to the Lender of amounts Lender had previously advanced to Borrower under the term loan agreements (discussed above), and issuance to Lender of 9,275,000 shares of the Company's $.001 par value common stock representing twenty percent of the Company's outstanding common stock on a fully-diluted basis.  The Lender further required that the Company extend the term of Chairman and Chief Executive Officer Daniel W. Dowe's employment agreement for three years from the date of the loan.  The Company’s board and the investor that made the $2.5 million loan to the company deemed it a requirement that the applicable number of preferred shareholders were to vote to approve the terms of the loan.  It was further determined that each of the preferred shareholders should be offered an opportunity to participate in the loan, including taking the entire investment opportunity away from the investor on the same terms and conditions.  While the Certificate of Designation governing the Series A Preferred Shares (“the Certificate”) did not specifically state the percentage of shareholders required to vote to modify the Certificate itself, the Certificate requires a vote of 66% of the shares then outstanding to effect certain enumerated transactions.  Accordingly, the company’s board of directors determined to use the 66% approval threshold to effect a modification to the Certificate and for the $2.5 million transaction.  Out of the 26 preferred shareholders, 17 shareholders owning 72.7% of the Series A Preferred Shareholders agreed to modify the Certificate to enable the $2.5 million transaction to close.  In addition, all of the shareholders that had previously loaned money to the company in the form of a Term Loan, agreed to extend the maturity date of the Term Loan from September 10, 2010 to December 31, 2011 to enable the Company to re-classify the loan into a long-term loan.

(c)	A debt discount was issued for the Term Loan and the Long-Term Loan in the amount of $437,370 in regards to the shares issuance above.

Five-Year Long-Term Debt Schedule

Principal

Fiscal 2011	282,171
Fiscal 2012	3,424,000
Fiscal 2013	-
Fiscal 2014	-
Fiscal 2015	-
Total	3,706,171

14.	SHAREHOLDERS’ EQUITY

Terms of Series A Preferred Stock (“Preferred Stock”)

The Preferred Stock is convertible at $.30 per share into $.001 par value Common Stock of Company, (equaling 60% of the issued and outstanding Common Stock of the Company on a fully diluted basis, excluding the Management Stock Option (see below)).  Initially, dividends were to be paid (a) at an annual rate of 12% in each of the first three years ending August 14, 2008, 2009, and 2010 and were to be paid in preferred shares and (b) after the first three years, at a rate of 12% if paid in cash or at a rate of 15% if paid in preferred shares, at the election of the Company.  In February 2010, the preferred shareholders voted to terminate the issuance of dividends beyond the last fiscal quarter ended November 30, 2009.  The preferred share dividends shall convert into Common Stock at $.30 per share.

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

In the event of a liquidation, the Preferred Stockholders shall receive a cash payment of par value plus accrued dividends in calendar year 2007; $1.10 per preferred share plus accrued dividends in calendar year 2009; and $1.20 per preferred share plus accrued dividends in calendar 2009 and thereafter.

Preferred Stock Issuances

The Company has sold 5,350,000 shares of redeemable convertible Preferred Stock at a price of $1.00 per share for total gross proceeds of $5,350,000.  In February 2010, as a condition of the Long Term Loan financing, the Company repurchased 500,000 shares of preferred stock as part of its $2.5 million loan agreement with the Lender (See Note 13-Long Term Debt).  The Company paid a total of $500,000 for the repurchased shares.

The Company issued 15,000 shares of preferred stock in exchange for consulting services during fiscal year ended May 31, 2007 and another 151,400 shares of preferred stock was issued to certain shareholders in consideration of their participation in the Bridge and Term Loans which they collectively made to the Company during the fiscal year ended May 31, 2010.  The Company recorded an expense of $151,400 in connection with these shares.

The number of preferred shares issued as dividends from their initial sale in August 2007 through May 31, 2010 is 1,402,760.  As of May 31, 2010, the total number of preferred shares outstanding is 6,419,160.

Common Stock Issuances

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

Stock Option

There were no stock options granted during the fiscal year ended May 31, 2010.

At the time the Company acquired Artisanal Cheese LLC (during fiscal year ended May 31, 2009), the Company offered Mr. Daniel W. Dowe and Mr. William Feeney of 5,100,000 of management stock options so as to encourage them to serve as Chairman/CEO and President of the Company, respectively.  Specifically, the  Company offered them five-year management stock options having an exercise price of $.30 per share that are exercisable into approximately 12% and 8%, respectively, of the Company’s common stock on a fully-diluted basis.  The options will not be exercisable unless the Company (a) achieves $21.6 million in revenue or $2 million EBITDA in a full calendar year by no later than 2009 and (b) redeems 2,125,000 shares of the preferred stock.  The failure of either of these conditions will cause the management stock option to terminate in its entirety.  When Mr. Feeney resigned as President in January 2009, and Mr. Dowe assumed Mr. Feeney’s duties, the Company adjusted the aforementioned percentages to 14.4% and 1.9%, respectively, recognizing Mr. Feeney’s contribution toward the acquisition of Artisanal Cheese LLC and his continued contribution as a consultant to the Company.  The board ratified these stock options, as adjusted, at its meeting on January 31, 2009. Although Mr. Feeney has resigned, his stock options remain outstanding and exercisable as a condition of his resignation. The board subsequently extended the date to achieve projected revenue to December 31, 2010.  In February 2010, Mr. Dowe's and Mr. Feeney's stock options were canceled.

At its board meeting on April 9, 2009, the board authorized three-year stock options to each of the seven non-managing board members totaling 770,000 stock options.  The options have an exercise price of $.30 per share that is exercisable into 0.4% of the Company’s Common Stock. These options are immediately fully-vested and exercisable and will expire on January 31, 2011. An expense of $73,797 has been recorded for the issuance of these stock options.

A summary of the activity of stock options for the years ended May 31, 2010 and 2009 is as follows:

	Stock Options		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance – May 31, 2008	5,870,000	770,000	$.30	$.30
Granted Fiscal Year 2009	-	-	-	-
Exercised Fiscal Year 2009	-	-	-	-
Canceled Fiscal Year 2009	-	-	-	-
Balance – May 31, 2009	5,870,000	770,000	.30	.30
Granted Fiscal Year 2010	-	-	-	-
Exercised Fiscal Year 2010	-	-	-	-
Canceled Fiscal Year 2010	5,100,000	-	-	-
Balance – May 31, 2010	770,000	770,000	$.30	$.30

The following table summarizes information about stock options outstanding and exercisable at May 31, 2010:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.30	770,000	1.9	.21	770,000

15.	COMMITMENTS AND CONTINGENCY

As of May 31, 2010 and May 31, 2009, the company has the following commitments and contingencies:

Term	Agreement	Monthly Expense

8/15/07 – 8/14/12	Preferred Vendor Agreement (a)	n/a

8/15/07 – 8/14/12	Product Development Agreement (b)	n/a

8/15/07 – 8/14/12	Trademark Assignment (c)	n/a

9/28/07 – 9/27/12	Lease Agreement (d)	$21,000

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

The Company's subsidiary is currently involved in a couple of legal proceedings that are incidental to its operations. None of these proceedings may have, or have had in the 12 months preceding the date of this report, a significant effect on the financial position or profitability of the Company or its subsidiary:

Harvest Song Ventures v. Artisanal Cheese, LLC, New York City Civil Court (New York County), Index No. 050019/09. Plaintiff sought approximately $21,000 for product allegedly shipped to the Company which the Company claimed it had not received. The matter was settled for $18,000 plus an additional product order. The currently liability as of May 31, 2010 was $4,500.

CIT Technology Financing Services, Inc. v. Artisanal Cheese, LLC, New York Supreme Court (New York), Index No. 06159/10. Plaintiff filed suit seeking approximately $107,000 pursuant to two copier leases. As of the date of this filing, the parties are finalizing a settlement agreement pursuant to which the Company will resume monthly payments. The Company intends to assert third-party claims against the equipment/service provider for misrepresentation.

Christopher Calise and Perry Lerner v. Artisanal Cheese, LLC, New York Supreme Court (New York County). Index No. 5073/2010. The Company has requested adjournment of Plantiff's motion for summary judgement pending settlement negotiations. Plaintiffs commenced an action for unpaid interest and requesting acceleration of payment under a promissory note in the amount of $100,000. The Company has requested an adjournment of Plaintiff's motion for summary judgment pending settlement negotiations.

16.	RELATED PARTY TRANSACTIONS

The wife of Daniel W. Dowe, the Company’s Chief Executive Officer and Chief Financial Officer, periodically provides legal and administrative services to the Company. For the years ended May 31, 2010 and 2009, Mrs. Dowe received $60,000 for legal and administrative services performed throughout the year.

In October 2007, Carl Wolf purchased 600,000 shares of the Company’s preferred stock.  He was elected to the Company’s board of directors in January 2009 and has resigned in July 2009.  Mr. Wolf is also a shareholder in Hors D’oeuvres Unlimited which sells one line of par-baked frozen products to the Company.  For the year ended May 31, 2010, Hors D’oeuvres Unlimited was paid approximately $ 9,176 for its frozen products.

Beginning in July 2008, one of the Company’s directors, Jeffrey Roberts, began providing consulting services to the Company.  Effective January 2009, Mr. Roberts received a monthly fee of $2400 plus expenses. Mr. Roberts meets with various cheese producers throughout the United States to find new products and, in particular, products to be sold exclusively under the Company’s brand.  For the year ended May 31, 2010, Mr. Roberts received approximately $7,367 for his services and out-of-pocket expenses.

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

17.	SUBSEQUENT EVENTS

At its annual shareholders meeting held on July 22, 2010, the shareholders agreed to change the name of the Company to "Artisanal Brands, Inc."

In September 2010, the Company received a $200,000 advance from one of its term loan holders.

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.

Our Chief Executive Officer and Principal Accounting  Officer are responsible for establishing and maintaining disclosure controls and procedures for us. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of May 31, 2010, the end of the period covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Principal Accounting Officer, concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure as a result of material weaknesses in our disclosure controls and procedures. During fiscal 2010 we failed to timely perform certain financial account reconciliation and analysis as a result of the multiple turnovers of our limited accounting personnel. In an effort to remediate these weaknesses, during the fourth quarter of 2010 we hired a controller and undertook to remedy the deficiencies and prepare accounting systems to comply with management reporting and audit requirements.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on the assessment using those criteria, our management concluded that the internal control over financial reporting was not effective at May 31, 2010.

While we have designed a system of internal controls to supplement our existing controls during our implementation of Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), we have been unable to complete testing of these controls and accordingly lack the documented evidence that we believe is necessary to support an assessment that our internal control over financial reporting is effective. Without such testing, we cannot conclude that there are any significant deficiencies or material weaknesses, nor can we appropriately remediate any such deficiencies that might have been detected. In addition, during the analysis of our internal controls in connection with our implementation of SOX 404, we did identify a number of controls weaknesses, the remediation of these controls of which are material to our internal control environment and critical to providing reasonable assurance that any potential errors could be detected. Those identified controls weaknesses include:

•
We do not maintain a sufficient complement of personnel continuously during the year with an appropriate level of accounting knowledge, experience and training in the selection and application of U.S. GAAP and SEC reporting requirements commensurate with our financial reporting requirements and financial reporting needs.

•	The controls and procedures were lacking with regards to safeguards to ensure all account reconciliations are performed timely as a result of accounting personnel turnover.

Due to the nature of these material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected. To remediate these weaknesses we, during fiscal year, will need to:

•	Implement controls and procedures to ensure all account reconciliations and analysis is performed in a timely manner to aid in better and timely financial reporting.

We anticipate that we will be able to complete these remediation efforts by May 31, 2011

(c) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and principal positions of our executive officers and directors as of the filing date of this annual report:

Name	Age	Position

Daniel W. Dowe	48	Chairman of the Board, President and Chief Executive Officer
Keith DeMatteis	49	Director
Charles A. Knott	69	Director
William K. Lavin	65	Director
Donald P. Moriarty, Jr.	53	Director
John Nesbett	42	Director
Jeffrey Roberts	64	Director
Thomas Thornton	64	Director

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

Keith DeMatteis.  For the past fifteen years, Mr. DeMatteis has been a principal of Calakar Construction, which is a closely-held developer of real estate projects in the United States.  Mr. DeMatteis became a director of the Company in January 2001.

Charles A. Knott.  For the past five years, Mr. Knott has been Chief Executive Officer, Chief Investment Officer, and Chairman of Knott Capital, a firm he founded that manages about $500 million of assets. He holds the same offices at CAK Publications, Inc., a Wall Street research company that regularly issues macro-economic based commentaries as well as periodic special investment reports.  Mr. Knott became a director of the Company in 2009.

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

Donald P. Moriarty, Jr.   Prior to his retirement in 2006 from CMG Communications--an award-winning advertising agency he formed with partner, Richard Branson of the Virgin Group--Mr. Moriarty was for 15 years president of Moriarty Communications, an advertising and marketing services agency.  Since then Mr. Moriarty has focused on charitable activities.  He became a director of the Company in 2009.

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

Committees

Our Board of Directors has an Audit and Executive Compensation Committee, a Nominating Committee and a Business Development Committee.  Messrs. Knott, Lavin and DeMatteis serve on both the Auditing and Compensation Committees.  The Business Development Committee consists of Messrs. Moriarty, Thornton, Roberts, and Dowe.  The Nominating Committee consists of Messrs. Lavin, DeMatteis, Nesbett and Dowe.  Mr. Lavin serves as the Company’s financial and corporate governance expert on the Audit Committee.  He is an independent director as defined under the listing standards of The Nasdaq Stock Market.

William K. Lavin, Keith DeMatteis, Charles Knott, Donald Moriarty, John Nesbitt, Jeffrey Roberts and Thomas Thornton are “independent” directors under the listing standards of The Nasdaq Stock Market. Daniel W. Dowe is not “independent” under the listing standards of The Nasdaq Stock Market.

Item 11	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year; and (ii) each other individual who served as an executive officer at the conclusion of the fiscal year ended May 31, 2010 and who received in excess of $100,000 in the form of total compensation during such fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Daniel W. Dowe Chairman,	Fiscal 2010	200,000	0	318,750	(1)	0	0	0	0	518,750
Chief Executive Officer President	Fiscal 2009	200,000	0	0		0	0	0	0	200,000

(1)  In February 2010, the Company issued 6,375,000 shares of common stock to Mr. Dowe and cancelled his existing stock option agreement in connection with an amended and restated employment agreement which provides, in pertinent part, for a term extension of three years.  The stock shall be fully vested but the officer shall be restricted from selling, transferring or otherwise disposing of more than 2,125,000 shares of said stock in each successive twelve month period commencing February 22, 2010.

Option Grants, Exercises, and Values

The following table sets forth information with respect to outstanding equity awards held by the Company’s officers as of May 31, 2009.  These options were cancelled effective February 2010.

OUTSTANDING EQUITY AWARDS AT MAY 31, 2009(1)
Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Daniel W. Dowe Chairman,Chief Executive Officer, President	0	(1)	4,500,000	$.30/share	8/14/12
William J. Feeney(2) Chief Operating Officer	0	(1)	600,000	$.30/share	8/14aight/12

(1)  All options awards set forth below were cancelled as of February 2010.
(2) The Stock Option was granted by the Company on August 14, 2007, but will not be exercisable until the Company: (a) achieves $21.6 million in revenue or $2 million in EBITDA in a full calendar year by no later than Calendar Year 2009, and (b) redeems 2,607,500 shares of the preferred stock.
(3) Mr. Feeney served as chief operating officer from August 14, 2007 through January 7, 2008.  In recognition of his contribution toward the acquisition of Artisanal Cheese LLC and his continued contribution as a consultant, Mr. Feeney was awarded a stock option for approximately 1.9% of the Company’s common stock on a fully-diluted basis (See Item 5, Management Stock Options.)

Employment Agreements

Pursuant to an amended and restated employment agreement entered with Chairman and Chief Executive  Officer, Daniel W. Dowe, in February 2010, he is to receive:

•	A base salary of $200,000;

•	Annual bonus determined by the Board of Directors in its sole discretion;

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

Mr. Dowe’s employment agreement shall continue until February 22, 2013.

The five-year stock option previously granted to Mr. Dowe under his original employment agreement was cancelled and, in exchange, the Company issued to Mr. Dowe 6,375,000 shares of common stock.  The stock is fully vested but Mr. Dowe is restricted from selling, transferring or otherwise disposing of more than 2,125,000 shares of said stock in each successive twelve month period commencing February 22, 2010.

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

Compensation of Directors

The directors received no compensation in fiscal 2009.  Messrs. Knott and Moriarty each received 110,000 shares of common stock upon their appointment to the board of directors during fiscal year 2010.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of May 31, 2010, by (i) each person who we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of the executive officers named in the summary compensation table, and (iv) all directors and executive officers as a group.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws. Except as noted below, the beneficial owners named in the table below have the following address: c/o Artisanal Brands, Inc., 483 Tenth Avenue, 2nd Floor, New York, NY 10018.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to conversion of preferred stock and options held by that person that are currently exercisable or exercisable within 60 days of May 31, 2010. We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Daniel W. Dowe, Chairman and Chief Executive Officer	6,375,000	(2)	13.9%
Keith DeMatteis, Director	3,213,718	(3)	7.0%
Charles A. Knott, Director	110,000	(4)	0.2%
William K. Lavin, Director	125,049	(5)	0.3%
Donald P. Moriarty, Jr.	110,000	(6)	0.2%
John Nesbett, Director	205,000	(7)	0.4%
Jeffrey Roberts, Director	110,000	(8)	0.2%
Thomas Thornton, Director	210,000	(9)	0.5%
Current directors and executive officers as a group (8 persons)	10,458,767	(10)	22.7%
Frederick G. Perkins, III, Investor	9,598,667	(11)	20.9%
Frank Sica, Investor	6,452,000	(12)	14.0%
Alphonso DeMatteis, Investor	3,089,432	(13)	6.7%
Carl Wolf, Investor	2,630,000	(14)	5.7%

(1)
Based on 45,931,516 shares of common stock consisting of: 23,764,316 common shares issued and outstanding as of May 31, 2010; 770,000 common shares underlying stock options held by board members as of May 31, 2010; and 21,397,200 common shares underlying the preferred shares issued and outstanding as of May 31, 2010 (including preferred share dividends through that date).

(2)
Represents 6,375,000 shares of common stock, fully vested but restricted from sale, transfer or other disposal of more than 2,125,000 shares of said stock in each successive twelve month period commencing February 22, 2010.

(3)
Includes 1,719,432 shares held by Alfonso DeMatteis for which Mr. Keith DeMatteis has power of attorney; 14,286 shares held by Calakar Construction Company, a company owned in part by Mr. Keith DeMatteis; and 411,000 shares of preferred stock held by Alphonso L. DeMatteis Family, L.P. and convertible into 1,370,00 shares of our common stock, for which Mr. Keith DeMatteis has power of attorney, and 110,000 shares underlying management stock options held by Mr. Keith DeMatteis personally.

(4)	Includes 110,000 shares of common stock issued to Mr. Knott upon his appointment to the board of directors.
(5)	Includes 15,049 shares of common stock and 110,000 shares underlying management stock options held by Mr. Lavin.
(6)	Includes 110,000 shares of common stock issued to Mr. Moriarty upon his appointment to the board of directors.
(7)	Includes 95,000 shares of common stock and 110,000 shares underlying management stock options held by Mr. Nesbett.
(8)	Represents 110,000 shares underlying management stock options held by Mr. Roberts.
(9)	Includes 100,000 shares of common stock and 110,000 shares underlying management stock options held by Mr. Thornton.
(10)	Includes all shares referenced in footnotes 2 through 9 above.
(11)	Consists of 9,275,000 shares of common stock held and 97,100 shares of preferred stock convertible into 323,667 shares of our common stock.
(12)	Consists of 1,935,600 shares of preferred stock convertible into 6,452,000 shares of our common stock.
(13)
Includes 1,719,432 shares of common stock held by Alfonso DeMatteis and 411,000 shares of preferred stock held by Alphonso L. DeMatteis Family, L.P. and convertible into 1,370,00 shares of our common stock,

(14)	Consists of 756,000 shares of preferred stock convertible into 2,520,000 shares of our common stock and 110,000 shares underlying management stock options issued to Mr. Wolf when he was a director.

Item 13	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no material relationships between the Company and the current directors and executive officers of the Company, other than as described below.

Mr. Dowe’s spouse, Janet L. Dowe, has periodically provided legal and administrative services to the Company.  For the year ended May 31, 2009 and through December 31, 2009, Mrs. Dowe received a consulting fee of $5,000 per month for various legal and administrative services, including the preparation and filing of all SEC quarterly and annual reports, closing and daily reconciliation of asset-based line of credit, bridge and term loan documentation, closing of long-term debt facility, contract reviews and various marketing and web-related services for a total of $60,000.   Effective January 1, 2010, Mrs. Dowe became an employee of the Company at an annual salary of $60,000.  The fees paid to Mrs. Dowe for services rendered to the Company are approved by the Board of Directors, except for Mr. Dowe who is not entitled to vote on these matters.

Effective January 2009, Mr. Jeffrey Roberts received a monthly fee of $2,400 plus expenses for consulting services rendered to the Company on a temporary basis.  Mr. Roberts meets with various cheese producers throughout the United States to find new products and, in particular, products to be sold exclusively under the Company’s brand.  For the years ended May 31, 2010 and 2009, Mr. Roberts received approximately $7,367 and $12,000 for his services and out-of-pocket expenses, respectively.

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

William K. Lavin, Keith DeMatteis, Charles Knott, John Nesbitt, Donald Moriarty, Jeffrey Roberts and Thomas Thornton are “independent” directors under the listing standards of The Nasdaq Stock Market. Daniel W. Dowe is not “independent” under the listing standards of The Nasdaq Stock Market.

Item 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and unbilled for the fiscal years ended May 31, 2010 and 2009 for professional services rendered by our principal accountants for the audits of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q were approximately $43,000 and $45,000, respectively.

TAX AND OTHER FEES

The aggregate fees billed for the fiscal years ended May 31, 2010 and 2009 for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns was $2,500 and $3,500, respectively.

APPROVAL OF NON-AUDIT SERVICES AND FEES

None.

PART IV

Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.4	Form of Promissory Note to T. Brennan in the amount of $570,000

2.5	Form of Promissory Note to M. Numeroff in the amount of $130,000

2.7	Transitional Services Agreement between Artisanal Group LLC and Artisanal Cheese LLC dated August 14, 2007

2.8	Consulting Agreement between Artisanal Cheese LLC and Terrence Brennan dated August 14, 2007

2.9	Preferred Vendor Agreement by and among Artisanal Cheese LLC, Artisanal Fromagerie & Bistro, LLC, and 35 West 64th Restaurant Associates, L.P. dated August 14, 2007

2.10	Product Development Agreement by and among Artisanal Cheese LLC, Artisanal Fromagerie & Bistro, LLC, and 35 West 64th Restaurant Associates, L.P. dated August 14, 2007

2.11	Trademark License Agreement by and among Artisanal Cheese LLC, Artisanal Fromagerie & Bistro, LLC, and 35 West 64th Restaurant Associates, L.P. dated August 14, 2007

2.12	Noncompetition Agreement between Artisanal Cheese LLC and Terrence Brennan dated August 14, 2007

2.13	Noncompetition Agreement between Artisanal Cheese LLC and Marvin Numeroff dated August 14, 2007

3.1(v)	Certificate of Incorporation of Registrant as amended and filed with the Secretary of State of the State of New York

3.2	By-Laws (incorporated by reference to Exhibit 3.2 of the Registrant’s Report on Form 10-KSB for the period ended May 31, 1999)

10.16	Financing Agreement between Summit Financial Resources L.P. and Artisanal Cheese LLC dated February 19, 2009.

Item 15	(Cont’d)

Exhibit Number	Description

10.17	Addendum to Financing Agreement between Summit Financial Resources L.P. and Artisanal Cheese LLC dated February 19, 2009.

10.18	Guarantee by Daniel W. Dowe in favor of Summit Financial Resources L.P.

10.19	Forbearance Agreement between Summit Financial Resources L.P. and Artisanal Cheese LLC dated June 1, 2009.

10.20	Forbearance Agreement between Summit Financial Resources L.P. and Artisanal Cheese LLC dated August 13, 2009.

10.21	$150,000 Bridge Note dated July 10, 2009

10.22	Security Agreement relating to Bridge Note dated July 10, 2009

10.23	$850,000 Promissory Note dated July 10, 2009

10.24	Security Agreement relating to Term Loan dated July 10, 2009

10.25	Forbearance Agreement between Summit Financial Resources L.P. and Artisanal Cheese LLC dated November 12, 2009 (previously filed as Exhibit 10.22 with Form 10-Q for quarter ended November 30, 2009)

10.26	Assignment and Assumption Agreement

10.27	Amended and Restated Employment Agreement between Registrant and Daniel W. Dowe

10.28	Loan Agreement (previously filed as Exhibit 10.23 with Form 10-Q for quarter ended February 28, 2010)

10.29	Security Agreement (previously filed as Exhibit 10.24 with Form 10-Q for quarter ended February 28, 2010)

10.30	Promissory Note (previously filed as Exhibit 10.25 with Form 10-Q for quarter ended February 28, 2010)

13.9	Form 8-K filed July 22, 2009 re director resignation

13.10	Form 8-K filed September 15, 2009, re director resignation

13.11	Form 8-K filed October 16, 2009, re director nomination

13.12	Form 8-K filed November 13, 2009, re forbearance agreement

Item 15	(Cont’d)

Exhibit Number	Description

13.13	Form 8-K filed December 8, 2009, re director nomination

13.14	Annual Report on Form 10-K for the period ended May 31, 2009

13.15	Quarterly Report on Form 10-Q for the period ended August 31, 2008

13.16	Quarterly Report on Form 10-Q for the period ended November 30, 2008

13.17	Quarterly Report on Form 10-Q for the period ended February 29, 2009

21	Subsidiaries of Registrant

31.1*	Certification of Principal Executive and Financial Officer

31.2*	Certification of Principal Accounting Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350

32.2*	Certification Pursuant to 18 U.S.C. Section 1350

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Artisanal Brands, Inc. (formerly American Home Food Products, Inc.) has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ARTISANAL BRANDS, INC.

By:	/ss/ Daniel W. Dowe
Daniel W. Dowe, Chief Executive Officer
And Chief Financial Officer

Dated: September 14, 2010

By:	/ss/ Gary J. Allen
Gary J. Allen
Senior Corporate Controller
Principal Accounting Officer

Dated:  September 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:

Dated

/ss/ Daniel W. Dowe	Director	September 14, 2010
Daniel W. Dowe

/ss/ William K. Lavin	Director	September 14, 2010
William K. Lavin

/ss/ Keith DeMatteis	Director	September 14, 2010
Keith DeMatteis

/ss/Charles A. Knott	Director	September 14, 2010
Charles A. Knott

/ss/ John Nesbett	Director	September 14, 2010
John Nesbett

/ss/ Donald P. Moriarty, Jr.	Director	September 14, 2010
Donald P. Moriarty, Jr.

/ss/ Jeffrey Roberts	Director	September 14, 2010
Jeffrey Roberts

/ss/ Thomas Thornton	Director	September 14, 2010
Thomas Thornton