Form 10-Q
period 2010-08-31
Artisanal Brands, Inc.
filed 2010-10-14
CIK 945634

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

ARTISANAL BRANDS, INC.
(formerly AMERICAN HOME FOOD PRODUCTS, INC).
(Exact name of registrant as specified in its charter)

New York	0-26112	41-1759882
(State of Jurisdiction)	(Commission File Number)	(IRS Employer I.D. No.)

483 Tenth Avenue	New York, New York	10018
(Address of Principal Executive offices)		(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

The Company had 24,115,316 shares of its $.001 par value common stock and 6,419,160 shares of its $.001 par value preferred stock issued and outstanding on August 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q	Incorporated Document

ARTISANAL BRANDS, INC.

ii

Index

PART I

Page No.

Item 1.	Financial Information (Unaudited)

	Balance Sheets at August 31, 2010 and May 31, 2010	F-1

	Statements of Operations for the three months ended August 31, 2010 and August 31, 2009	F-2

	Statements of Cash Flows for the three months ended August 31, 2010 and August 31, 2009	F-3

	Notes to Financial Statements	F-4

iii

Index

ARTISANAL BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	August 31,	May 31,
CURRENT ASSETS:	2010	2010

Cash	$54,250	$384,998
Accounts receivable, net	288,399	289,003
Inventories	306,893	369,902
Prepaid expenses and other current assets	28,890	55,208

Total Current Assets	678,432	1,099,111

FIXED ASSETS, net	603,667	616,437
OTHER ASSETS	37,330	35,046
INTANGIBLES - at cost, net	3,615,179	3,636,178

Total Assets	$4,934,608	$5,386,772

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable	$391,430	$511,808
Note payable and current portion of long term debt	427,264	282,171
Prepaid gift certificates and other deferred revenue	74,821	66,485
Accrued expenses and other current liabilities	305,812	276,533
Accrued payroll taxes	480,769	480,769

Total Current Liabilities	1,680,096	1,617,766

LONG TERM DEBT, net of current portion	3,076,188	2,986,630

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS' EQUITY
Preferred stock - $0.001 par value, 10,000,000 shares authorized, 6,419,160 and 6,419,160 shares issued and outstanding, respectively	6,419	6,419
Common stock - $0.001 par value, 40,000,000 shares authorized 24,115,316 and 23,765,316 shares issued and outstanding, respectively	24,115	23,765
Additional paid-in capital	16,820,913	16,820,913
Accumulated deficit	(16,673,123)	(16,068,721)

Total shareholders' equity	178,324	782,376

	$4,934,608	$5,386,772

See notes to the consolidated financial statements.

Index

ARTISANAL BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended August,
	2010	2009

SALES	$930,908	$908,514

COST OF GOODS SOLD	688,384	857,019

GROSS PROFIT	242,524	51,495

SELLING, GENERAL AND ADMINISTRATIVE	637,767	656,576
DEPRECIATION AND AMORTIZATION	54,696	60,045

LOSS FROM OPERATIONS
BEFORE INCOME TAXES AND INTEREST	(449,939)	(665,126)

OTHER INCOME( EXPENSES):
Interest income (expense) and other income	(154,463)	(135,874)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(604,402)	(801,000)

INCOME TAXES	-	-

NET LOSS	$(604,402)	$(801,000)

LESS PREFERRED STOCK DIVIDEND	0	(107,276)
NET LOSS APPLICABLE TO COMMON SHARES	$(604,402)	$(908,276)

LOSS APPLICABLE PER COMMON SHARE
Basic	$(0.03)	$(0.12)
Diluted	$(0.03)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	23,881,983	7,784,066
Diluted	23,881,983	7,784,066

See notes to the consolidated financial statements.

Index

ARTISANAL BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended August 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(604,402)	$(801,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and impairment of equipment	33,696	39,045
Interest on loans as preferred stock	-	85,000
Amortization of intangibles	21,000	21,000
Amortization of debt discount	38,646	-
Increase of other assets	2,284	-
Common stock issued for services	27,998	-
Changes in assets and liabilities, net of the effect from acquisition:
Accounts receivable	604	40,912
Inventory	63,009	42,722
Prepaid expenses and other assets	26,318	(41,080)
Accounts payable	(120,378)	394,385
Accrued expenses and other current liabilities	37,615	(184,875)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(473,610)	(403,891)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(642)
NET CASH USED IN INVESTING ACTIVITIES:	-	(642)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Decrease in notes payable	(57,138)	500,000
Payment of long-term debt	-	(95,467)
Proceeds from Shareholder loan	200,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	142,862	404,533

NET INCREASE (DECREASE) IN CASH	(330,748)	-

CASH AT BEGINNING OF FISCAL YEAR	384,998	-

CASH AT END OF PERIOD	$54,250	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,671	$-
Income taxes	-	-
Non-cash financing activies:
Preferred and common shares issued for services	$24,200	$125,000
Preferred shares issued for dividend	-	107,383

See notes to financial statements.

Index

ARTISANAL BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2010
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Artisanal Brands, Inc., Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Operating results expected for the three months ended August 31, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2010.  Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated on consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value. Cash at times may exceed FDIC insurable limits.

Trade Accounts Receivable and Other Receivables, Net

The Company's accounts receivable consist primarily of amounts due from customers for the sale of its products. The Company records an allowance for doubtful accounts based on management's estimate of collectability of such trade and notes receivables outstanding. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any. The recorded allowance at August 31, 2010 and May 31, 2010, was $40,000 and $40,000, respectively.

Index

Revenue Recognition

The Company recognizes revenues associated with the sale of its products at the time of delivery to customers.

Marketing and Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses charged to operations for the three months ended August 31, 2010 and 2009 were approximately $30,083 and $500, respectively.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with guidance issued by the FASB, Share-Based Payment.  The Company records compensation expense using a fair-value-based measurement method for all awards granted. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  Equity-based compensation for the three months ended August 31, 2010 and August 31, 2009 was $27,998 and $24,269, respectively.

Index

Net Income/(Loss) Per Share

In accordance with the FASB guidance for, "Earnings Per Share", basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. For the three months ended August 31, 2010, diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive.  Options have been excluded in the amount of 770,000 for the three months ended August 31, 2010.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, and accounts payable, approximated fair value as of August 31, 2010, because of the relatively short-term maturity of these instruments and their market interest rates. Since a portion of long-term debt is in default, it is not possible to estimate its value.

Recent Accounting Pronouncements

Any new accounting pronouncements issued but not yet effective have been deemed not to be relevant to the operations of the Company, hence the effects of such undisclosed new accounting pronouncements will have no effect on the Company.

3.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	August 31, 2010	May 31, 2010
Trade accounts receivable	$322,775	$323,733
Employees	5,624	5,271
	328,399	329,004
Less allowance for doubtful accounts	(40,000)	(40,001)
	$288,399	$289,003

4.	INVENTORIES

Inventories are valued on a first-in-first-out (FIFO) basis.  Inventories consisted of the following:

	August 31, 2010	May 31, 2010
Cheese Inventory	$152,643	$268,212
Shipping/Packing Material Inventory	97,243	47,617
Accessories & Books Inventory	54,849	51,999
Beverage	2,158	2,074
	$306,893	$369,902

Index

5.	PREPAID EXPENSES

At August 31, 2010, the Company had prepaid expenses of $28,890, which consisted primarily of prepaid cheese costs of $9,386 prepaid real estate taxes $5,194, other operating expense $2,286 and prepaid insurance of $12,024. As of May 31, 2010, the Company had prepaid expenses of $55,208, which consisted primarily of marketing expense of $6,600, cheese cost of $36,196 and prepaid insurance of $12,412.

6.	NOTES PAYABLE

In connection with the acquisition of Artisanal Cheese, LLC, the Company obtained two seller's notes--one from each of the former members of Artisanal Cheese, LLC.  The notes are for $130,000 and $370,000, respectively (the "Sellers' Notes").  The note for $130,000 bears interest at 5% per annum and is payable in consecutive monthly payments of principal and interest in the amount of $3,896.22 commencing November 1, 2007.  The note for $370,000 bears interest at 5% per annum and is payable in consecutive monthly payments of principal and interest in the amount of $11,089.23 commencing November 1, 2007.  All principal and accrued interest under both notes shall be due and payable in full on October 15, 2010.  Both notes are secured pursuant to a Security Agreement.  As of August 31, 2010, the total balance for both notes was $77,264.

In October 2009, the board approved the Company’s intentions to obtain an $850,000 term loan and to raise an additional $2 million in equity.  The board subsequently increased the limit on the term loan to $1,650,000.  The company had secured from existing shareholders a $150,000 bridge loan at an annual interest rate of nine percent (9%) which matured on September 8, 2009 (the "Bridge Loan") and $1,214,000 of the term loan at an annual interest rate of nine percent (9%) to mature on or about December 31, 2011 (the "Term Loan")(see Note 9, Long-Term Debt).  The Company has defaulted on repayment of the Bridge Loan by the maturity date, however, the lender has agreed to forbear collection until such time as the Company completes the equity raise.  As of August 31, 2010, the total amount due under the Bridge Loan including interest is $161,244.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of August 31, 2010, the Company had accrued expenses and other liabilities of $305,812 which consisted primarily of $126,159 accrued expenses, and $179,653 for accrued interest on term loans.  As of May 31, 2010, the Company had accrued expenses and other liabilities of $276,533 which consisted primarily of $5,601 for accrued payroll, $15,750 for professional fees, $149,849 for vendor installment agreements, $104,636 for accrued interest on term loans and other of $697.

Index

8.	ACCRUED PAYROLL TAXES

The Company prior to the acquisition of Artisanal remains in arrears with paying payroll taxes of $480,769. The Company is currently negotiating with the relevant tax authorities a payment program for the balance of taxes owed.

9.	LONG TERM DEBT

	August 31, 2010	May 31, 2010
At August 31, 2010, long-term debt consists of:
Term Loan,(a)	$924,000	$924,000
Long-Term Loan,(b)	2,500,000	2,500,000
Debt Discount, (c)	(347,812)	(437,370)
Actual tax benefit	$3,076,188	$2,986,630

(a)
In October 2009, the board approved the Company’s intentions to obtain an $850,000 term loan and to raise an additional $2 million in equity.  The board subsequently increased the limit on the term loan to $1,650,000.  The company had secured from existing shareholders $1,214,000 of the term loan at an annual interest rate of nine percent (9%) to mature on or about September 10, 2010 (the "Term Loan").  In February 2010, the due date was extended to December 31, 2011.  The Term Loan amount was subsequently reduced to $924,000 (excluding interest) through the repayment of $290,000 to one of the term lenders in exchange in part for a new loan of $2.5 million (described below). As of August 31, 2010, the total amount owed to the term loan participants including interest is $978,277.

(b)
On or about February 22, 2010, the Company entered into a loan agreement with one of its preferred shareholders and term loan participants (the "Lender") for a loan of $2.5 million (the "Long Term Loan").  On or about August 31, 2010, the Company increased the Long Term Loan by $0.2 million. The original loan was conditional upon the Lender obtaining a first security position on all of the Company's assets subject only to the priority security interest in certain intellectual property of the Company pursuant to Sellers' notes entered at the time the Company acquired the business from its previous owners.  The August increase is not pursuant to a first security position.  The loan was also conditional upon the Company's repurchase from Lender and its affiliate 500,000 shares of the redeemable convertible preferred stock held by them collectively, repayment to the Lender of amounts Lender had previously advanced to Borrower under the term loan agreements (discussed above), and issuance to Lender of 9,275,000 shares of the Company's $.001 par value common stock representing twenty percent of the Company's outstanding common stock on a fully-diluted basis.

(c)	A debt discount was issued for the Term Loan and the Long-Term Loan in the amount of $347,812 in regards to the shares issuance above.

Index

10.	SHAREHOLDERS’ EQUITY

Preferred Stock Issuances

No preferred stock was issued during the three month period ended August 31, 2010.

Common Stock Issuances

In July 2010, the Company issued 50,000 shares of common stock to each of seven directors for their agreement to serve as board members.  The company will recorded an expense of $24,200 in connection with these shares over a one year amortization period.

Stock Option

No common stock options were issued during the three month period ended August 31, 2010.

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-Q. The Financial Statements for the three month period ending August 31, 2010, included in this Form 10-Q are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Three Months ending August 31, 2010 v. August 31, 2009

In the three month period ended August 31, 2010, the Company had sales of $930,908 versus $908,514 in the corresponding three month period in 2009.  Cost of goods sold in this period was $688,384 which was 72% cost of goods sold versus 94% for the same period in 2009.

In this three month period, the Company recorded a net loss from operations of $604,402 versus a net loss of $801,000 for the same period in 2009.  The net loss to common shareholders during this period 2010 was $604,402 versus a net loss of $908,276 during the same period in 2009.  In 2010, the Company incurred $75,846 in interest charges, which is attributable primarily to interest on the term loan, the bridge loan and long-term debt owed to the former members of Artisanal Cheese LLC. The Company also incurred $21,000 of amortization charges relating to the intangible assets and $33,696 of depreciation on the fixed assets.

On August 31, 2010, the Company had $678,432 in current liquid assets, which consisted primarily of inventory of $306,893, prepaid expenses of $28,890 and accounts receivable of $288,399. The Company had leasehold improvements and equipment of $603,667 and intangibles of $3,615,179 net of amortization.

Liquidity and Financial Resources at August 31, 2010

As of August 31, 2010, the Company had $1,680,096 in current liabilities, which includes $427,264 in notes payable and current portion of long-term debt.  The Company had accounts payable of $391,430, accrued taxes of $480,769, and accrued expenses and other current liabilities totaling $305,812.  The Company’s current liabilities also include outstanding prepaid gift certificates and other deferred revenue totaling $74,821.

In October 2009, the board approved the Company’s intentions to obtain an $850,000 term loan and to raise an additional $2 million in equity.  The board subsequently increased the limit on the term loan to $1,650,000.  The company had secured from existing shareholders a $150,000 bridge loan at an annual interest rate of nine percent (9%) which matured on September 8, 2009 (the "Bridge Loan") and $1,214,000 of the term loan at an annual interest rate of nine percent (9%) to mature on or about September 10, 2010 (the "Term Loan").  The proceeds were used to finance the Company’s new packaging and retail displays and its expansion into big-box and chain retailers.  The Company has defaulted on repayment of the Bridge Loan by the maturity date, however, the lender has agreed to forbear collection until such time as the Company completes the equity raise.   The Term Loan amount was subsequently reduced to $924,000 (excluding interest) through the repayment of $290,000 to one of the term lenders in exchange in part for a new loan of $2.7 million (see below).  All but two of the shareholders that had previously loaned money to the company in the form of a Term Loan, agreed to extend the maturity date of the Term Loan from September 10, 2010 to December 31, 2011 to enable the Company to re-classify the loan into a long-term loan.  As of August 31, 2010, the total amount due under the Bridge Loan including interest is $161,244 and the total amount due under the Term Loan including interest is $2,823,955.

Index

On or about February 22, 2010, the Company entered a loan agreement with one of its preferred shareholders and term loan participants (the "Lender") for a loan of $2.5 million (the "Long Term Loan").  On or about August 31, 2010, the Company increases the Long Term Loan by $0.2 million this position of the loan is not subject to first security position.  The original loan was conditional upon the Lender obtaining a first security position on all of the Company's assets subject only to the priority security interest in certain intellectual property of the Company pursuant to Sellers' notes entered at the time the Company acquired the business from its previous owners.  The loan was also conditional upon the Company's repurchase from Lender and its affiliate 500,000 shares of the redeemable convertible preferred stock held by them collectively, repayment to the Lender of amounts Lender had previously advanced to Borrower under the term loan agreements (discussed above), and issuance to Lender of 9,275,000 shares of the Company's $.001 par value common stock representing twenty percent of the Company's outstanding common stock on a fully-diluted basis.

The Company generates cash from the sales of its product.  Wholesale and retail customers purchasing on an open account basis have 30-day payment terms.  All others sales pertaining to cheese and related items from our print catalog or website or sales relating to classes at the cheese center are paid through credit card which generally settle within three days of purchase.  While the Company believes its cash flow will be sufficient to meet its fixed monthly expenses, it intends to complete the sale of the remaining 1,135,000 shares of Preferred Stock as authorized by the board in 200 to further expand its sales into specialty, big-box and chain retail markets.

For so long as more than $1,500,000 of the Preferred stock is issued and outstanding, the Company shall require the prior written consent of holders representing two-thirds of the Preferred stock issued and outstanding to (a) sell, merge with, acquire or consolidate with another business entity, (b) incur additional leverage beyond the leverage contemplated by the Company and the preferred stock holders as part of the Company’s acquisition of Artisanal Cheese, LLC in 2007, or (c) issue any new shares of common stock or securities convertible or exercisable into Common Stock in excess of 2% of the shares of Common Stock issued and outstanding on a fully diluted basis as of August 14, 2007.  If the Company cannot obtain the requisite two-thirds approval, these restrictions may affect our liquidity and our ability to execute our business plan.

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

Index

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

Index

The Company’s management, including the president/chief financial officer, does not expect that the Company’s disclosure controls and procedures or its internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Artisanal Brands, Inc. can be prevented.

(b)	Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of August 31, 2010, our internal control over financial reporting is effective based on these criteria.  This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this quarterly report.

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

Christopher Calise and Perry Lerner v. Artisanal Cheese, LLC, New York Supreme Court (New York County), Index No. 5073/2010.  Plaintiffs each loaned $50,000 to the Company on or about July 10, 2009.  In June 2010, they commenced an action for unpaid interest and requesting acceleration of the loan.  The Company is currently negotiating a settlement with plaintiffs to pay off the note.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2010, the Company issued 50,000 shares of common stock to each of the seven directors for their agreement to serve as board members.  The company recorded an expense of $24,200 in connection with these shares.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On July 22, 2010, the Company held  its annual meeting of common shareholders.  At the meeting, the shareholders elected the following eight nominees to the board of directors:

Mr. Keith DeMatteis
Mr. Daniel W. Dowe
Mr. Charles Knott
Mr. William Lavin
Mr. Donald Moriarty
Mr. John Nesbett
Mr. Jeffrey Roberts
Mr. Thomas Thornton

The shareholders also approved the change of the Company's corporate name to Artisanal Brands, Inc. to correspond with its brand name, Artisanal Premium Cheese.   The shareholders also approved the appointment of Sherb & Co., LLP, to serve as the Company’s auditing firm for the fiscal year ending May 31, 2011.
.
Item 5.	Other Information. None.

Item 6.	Exhibits.

The following exhibits are included with this filing:

Exhibit 13.14	Form 8-K filed, re election of directors and change of corporate name

Exhibit 31.1*	Certification of Principal Executive Officer

Exhibit 31.2*	Certification of Principal Accounting Officer

Exhibit 32.1*	Certification Pursuant to 18 U.S.C Section 1350

Exhibit 32.2*	Certification Pursuant to 18 U.S.C Section 1350

*	Filed herewith

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Artisanal Brands, Inc. has duly caused this report to be signed on its behalf by the undersigned person who is duly authorized to sign on behalf of the Company as its principal executive officer and principal financial officer.

ARTISANAL BRANDS, INC.

By: /ss/ Daniel W. Dowe
       Daniel W. Dowe
       Chief Executive Officer and Chief Financial Officer

Date:  October 14, 2010