Form 10-Q
period 2011-02-28
Artisanal Brands, Inc.
filed 2011-04-14
CIK 945634

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

ARTISANAL BRANDS, INC. (formerly AMERICAN HOME FOOD PRODUCTS, INC).
(Exact name of registrant as specified in its charter)

New York	0-26112	41-1759882
(State of Jurisdiction)	(Commission File Number)	(IRS Employer I.D. No.)

483 Tenth Avenue	New York, New York	10018
(Address of Principal Executive offices)		(Zip Code)

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

The Company had 24,155,316 shares of its $.001 par value common stock and 6,419,160 shares of its $.001 par value preferred stock issued and outstanding on February 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q	Incorporated Document

ARTISANAL BRANDS, INC.

ii

Index

PART I

iii

Index

ARTISANAL BRANDS, Inc.
CONSOLIDATED BALANCE SHEETS

ASSETS

	February 28,	May 31,
CURRENT ASSETS:	2011	2010
	(unaudited)

Cash	$85,779	$384,998
Accounts receivable, net	296,851	289,003
Inventories	375,626	369,902
Prepaid expenses and other current assets	63,238	55,208

Total Current Assets	821,494	1,099,111

FIXED ASSETS, net	589,144	616,437
OTHER ASSETS	37,017	35,046
INTANGIBLES - at cost, net	3,573,179	3,636,178

Total Assets	$5,020,833	$5,386,772

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES:

Accounts payable	$703,948	$511,808
Note payable and current portion of long term debt	1,092,999	282,171
Prepaid gift certificates and other deferred revenue	93,050	66,485
Accrued expenses and other current liabilities	411,604	276,533
Accrued payroll taxes	480,769	480,769

Total Current Liabilities	2,782,370	1,617,766

LONG TERM DEBT, net of current portion	2,949,480	2,986,630

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock - $0.001 par value, 10,000,000 shares authorized, 6,419,160 and 6,419,160 shares issued and outstanding, respectively	6,419	6,419
Common stock - $0.001 par value, 40,000,000 shares authorized 24,155,316 and 23,765,316 shares issued and outstanding, respectively	24,155	23,765
Additional paid-in capital	16,843,896	16,820,913
Accumulated deficit	(17,585,487)	(16,068,721)

Total shareholders' equity(deficit)	(711,017)	782,376

	$5,020,833	$5,386,772

See notes to the consolidated financial statements.

Index

ARTISANAL BRANDS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended Febuary 28,		Nine Months Ended Febuary 28,
	2011	2010	2011	2010

SALES	$1,517,927	$1,368,820	$3,622,148	$3,317,227

COST OF GOODS SOLD	1,031,956	1,001,829	2,577,294	2,607,777

GROSS PROFIT	485,971	366,991	1,044,854	709,450

SELLING, GENERAL AND ADMINISTRATIVE	752,229	663,355	2,034,483	1,964,879
DEPRECIATION AND AMORTIZATION	60,551	67,775	169,943	192,271

LOSS FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST	(326,809)	(364,139)	(1,159,572)	(1,447,700)

OTHER INCOME( EXPENSES):
Interest income (expense) and other income	(83,747)	(135,423)	(357,194)	(391,732)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(410,556)	(499,562)	(1,516,766)	(1,839,432)

INCOME TAXES	-	-	-	-

NET LOSS	(410,556)	(499,562)	(1,516,766)	(1,839,432)

LESS PREFERRED STOCK DIVIDEND	-	-	-	(267,936)
NET LOSS APPLICABLE TO COMMON SHARES	$(410,556)	$(499,562)	$(1,516,766)	$(2,107,368)

LOSS APPLICABLE PER COMMON SHARE
Basic	$(0.02)	$(0.03)	$(0.06)	$(0.18)
Diluted	$(0.02)	$(0.03)	$(0.06)	$(0.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: basic	24,167,816	15,862,816	24,054,066	11,880,316
diluted	24,167,816	15,862,816	24,054,066	11,880,316

See notes to the consolidated financial statements.

Index

ARTISANAL BRANDS, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months ended February 28,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,516,766)	$(1,839,432)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and impairment of equipment	106,943	129,371
Interest on loans as preferred stock	-	33,000
Amortization of intangibles	63,000	63,000
Amortization of debt discount	104,743	38,646
Increase of other assets	1,971	-
Common stock issued for services	22,983	11,386
Changes in assets and liabilities, net of the effect from acquisition:
Accounts receivable	(7,848)	152,700
Inventory	(5,724)	94,589
Prepaid expenses and other assets	(8,030)	(22,348)
Accounts payable	192,140	383,858
Accrued expenses and other current liabilities	161,636	(292,644)
NET CASH USED IN OPERATING ACTIVITIES	(884,952)	(1,247,874)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(62,850)	(12,077)
NET CASH USED IN INVESTING ACTIVITIES:	(62,850)	(12,077)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Increase(Decrease) in notes payable	(4,898)	1,011,096
Sale of preferred stock	-	100,000
Payment of long-term debt	(66,519)	(59,940)
Notes Payable	320,000
Proceeds from Shareholder loan	400,000	2,500,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	648,583	3,551,156

NET INCREASE (DECREASE) IN CASH	(299,219)	2,291,205

CASH AT BEGINNING OF FISCAL YEAR	384,998	-

CASH AT END OF FISCAL YEAR	$85,779	$2,291,205

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,732	$107,129
Income taxes	-	-
Non-cash financing activies:
Preferred and common shares issued for services	$-	85,000
Preferred shares issued for dividend	-	267,936

See notes to financial statements.

Index

ARTISANAL BRANDS, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2011
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Artisanal Brands, Inc., Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the nine months ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2010. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

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

Trade Accounts Receivable and Other Receivables, Net

The Company's accounts receivable consist primarily of amounts due from customers for the sale of its products. The Company records an allowance for doubtful accounts based on management's estimate of collectability of such trade and notes receivables outstanding. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any. The recorded allowance at February 28, 2011 and May 31, 2010, was $15,000 and $40,000, respectively.

Index

Revenue Recognition

The Company recognizes revenues associated with the sale of its products at the time of delivery to customers.

Marketing and Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses charged to operations for the nine months ended February 28, 2011 and 2010 were approximately $162,957 and $42,914, respectively.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with guidance issued by the FASB, Share-Based Payment. The Company records compensation expense using a fair-value-based measurement method for all awards granted. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Equity-based compensation for the nine months ended February 28, 2011 and February 28, 2010 was $22,958 and $11,368, respectively.

Index

Net Income/(Loss) Per Share

In accordance with the FASB guidance for, "Earnings Per Share", basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. For the nine months ended February 28, 2011, diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive. Options have been excluded in the amount of 770,000 for the nine months ended February 28, 2011.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, and accounts payable, approximated fair value as of February 28, 2011, because of the relatively short-term maturity of these instruments and their market interest rates. Since a portion of long-term debt is in default, it is not possible to estimate its value.

Recent Accounting Pronouncements

Any new accounting pronouncements issued but not yet effective have been deemed not to be relevant to the operations of the Company, hence the effects of such undisclosed new accounting pronouncements will have no effect on the Company.

3.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	February 28,	May 31,
	2011	2010
Trade accounts receivable	$290,738	$323,733
Employees	21,113	5,271
	311,851	329,004
Less allowance for doubtful accounts	(15,000)	(40,001)
	$296,851	$289,003

4.	INVENTORIES

Inventories are valued on a first-in-first-out (FIFO) basis. Inventories consisted of the following:

	February 28,	May 31,
	2011	2010
Cheese Inventory	$206,230	$268,212
Shipping/Packing Material Inventory	129,392	47,617
Accessories & Books Inventory	37,846	51,999
Beverage	2,158	2,074
	$375,626	$369,902

Index

5.	PREPAID EXPENSES

At February 28, 2011, the Company had prepaid expenses of $63,238, which consisted primarily of prepaid cheese costs of $14,875 prepaid expenses of $12,512, other operating expense $4,007 and prepaid insurance of $31,844. As of May 31, 2010, the Company had prepaid expenses of $55,208, which consisted primarily of marketing expense of $6,600, cheese cost of $36,196 and prepaid insurance of $12,412.

6.	NOTES PAYABLE

In connection with the acquisition of Artisanal Cheese, LLC, the Company obtained two seller's notes--one from each of the former members of Artisanal Cheese, LLC. The notes are for $130,000 and $370,000, respectively (the "Sellers' Notes"). The note for $130,000 bears interest at 5% per annum and is payable in consecutive monthly payments of principal and interest in the amount of $3,896.22 commencing November 1, 2007. The note for $370,000 bears interest at 5% per annum and is payable in consecutive monthly payments of principal and interest in the amount of $11,089.23 commencing November 1, 2007. All principal and accrued interest under both notes were due and payable in full on October 15, 2010. Both notes are secured pursuant to a Security Agreement. As of February 28, 2011, both notes were paid in full.

In October 2009, the board approved the Company’s intentions to obtain an $850,000 term loan and to raise an additional $2 million in equity. The board subsequently increased the limit on the term loan to $1,650,000. The Company had secured from existing shareholders a $150,000 bridge loan at an annual interest rate of nine percent (9%) which matured on September 8, 2009 (the "Bridge Loan") and $1,214,000 of the term loan at an annual interest rate of nine percent (9%) to mature on or about December 31, 2011 (the "Term Loan")(see Note 9, Long-Term Debt). The Company has defaulted on repayment of the Bridge Loan by the maturity date, however, the lender has agreed to forbear collection until such time as the Company completes the equity raise. As of February 28, 2011, the total amount due under the Bridge Loan including interest is $167,938

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of February 28, 2011, the Company had accrued expenses and other liabilities of $411,604 which consisted primarily of $79,064 accrued expenses, and $332,540 for accrued interest on term loans. As of May 31, 2010, the Company had accrued expenses and other liabilities of $276,533 which consisted primarily of $5,601 for accrued payroll, $15,750 for professional fees, $149,849 for vendor installment agreements, $104,636 for accrued interest on term loans and other of $697.

8.	ACCRUED PAYROLL TAXES

The Company prior to the acquisition of Artisanal remains in arrears with paying payroll taxes of $480,769. The Company is currently negotiating with the relevant tax authorities a payment program for the balance of taxes owed.

Index

9.	LONG TERM DEBT

	February 28, 2011	May 31, 2010
At February 28, 2011, long-term debt consists of:
Term Loan,(a)	$-	$924,000
Long-Term Loan,(b)	2,900,000	2,500,000
KeHe Term Loan, (d)	320,000	-
Debt Discount, (c)	(270,520)	(437,370)
Total Long-Term Debt	$2,949,480	$2,986,630

(a)
In October 2009, the board approved the Company’s intentions to obtain an $850,000 term loan and to raise an additional $2 million in equity. The board subsequently increased the limit on the term loan to $1,650,000. The company had secured from existing shareholders $1,214,000 of the term loan at an annual interest rate of nine percent (9%) to mature on or about September 10, 2010 (the "Term Loan"). In February 2010, the due date was extended to December 31, 2011. The Term Loan amount was subsequently reduced to $924,000 (excluding interest) through the repayment of $290,000 to one of the term lenders in exchange in part for a new loan of $2.9 million (described below). As of February 28, 2011, the total amount owed to the term loan participants including interest is $1,013,258.

(b)
On or about February 22, 2010, the Company entered into a loan agreement with one of its preferred shareholders and term loan participants (the "Lender") for a loan of $2.5 million (the "Long Term Loan") due on February 22, 2013. On August 31, 2010 and November 3, 2010, the Company increased the Long Term Loan by $400,000. The original loan was conditional upon the Lender obtaining a first security position on all of the Company's assets subject only to the priority security interest in certain intellectual property of the Company pursuant to Sellers' notes entered at the time the Company acquired the business from its previous owners. The August increase is not pursuant to a first security position. The loan was also conditional upon the Company's repurchase from Lender and its affiliate 500,000 shares of the redeemable convertible preferred stock held by them collectively, repayment to the Lender of amounts Lender had previously advanced to Borrower under the term loan agreements (discussed above), and issuance to Lender of 9,275,000 shares of the Company's $.001 par value common stock representing twenty percent of the Company's outstanding common stock on a fully-diluted basis. Company has defaulted on repayment of interest on the Long Term Loan however, the lender has agreed to forbear collection until such time as the Company completes the equity raise.

(c)	A debt discount was issued for the Term Loan and the Long-Term Loan in the amount of $270,520 in regards to the shares issuance above.

(d)
On or about February 11, 2011, the Company entered into a three-year marketing and distribution agreement granting KeHE Distributors LLC the exclusive rights to distribute into retail outlets all Artisanal products with primary focus on the Company's 16-cheese CheeseClock program. KeHE's exclusivity is dependent upon KeHE meeting specific minimum annual sales. Under the agreement, KeHE earns a commission of five percent (5%) on all net sales to accounts serviced by KeHE and may also earn stock options upon meeting specified sales thresholds over the term of the agreement (See Note 10, Shareholders Equity). The agreement further provides that KeHE will loan up to $520,000 to the Company to facilitate the purchase of inventory required for the KeHE accounts and that KeHE will advance up to an additional $100,000 of marketing funds to be used for in-store demonstrations and related marketing costs. The loan bears interest at a rate of 3-Month LIBOR plus 5% to be paid quarterly and is secured by the Company's accounts receivable and inventory. The loan will mature three years from the date upon which the Company receives its first purchase order from KeHE or May 11, 2014, whichever is earlier, and shall automatically renew for successive one year terms, unless terminated by either party upon six months notice whereupon the loan will become due within 60 days of such notice if terminated by KeHE or immediately if terminated by the Company. For so long as any amounts remain outstanding under the loan or KeHE maintains its exclusive distributor status and meets its annual minimum purchases, the Company may not incur any debt or issue any additional common stock without KeHE’s consent, which consent shall not be unreasonably withheld; except that the Company is permitted under the agreement to sell or otherwise issue the remaining 1,135,000 shares of its Series A Preferred Stock. As of February 28, 2011, the Company had drawn down $320,000 of the total amount permitted under the agreement.

Index

10.	SHAREHOLDERS’ EQUITY

Preferred Stock Issuances

No preferred stock was issued during the nine month period ended February 28, 2011.

Common Stock Issuances

In the nine months ended February 28, 2011, the Company issued a total of 65,000 shares of common stock to two employees, 25,000 shares were forfeited due to early termination and 350,000 shares of to the Board of Directors. The Company has valued such shares to be $98,269 and will be amortized over a one year amortization period.

Stock Option

During the nine month period ended February 28, 2011, the Company entered a marketing and distribution agreement with KeHE Distributors pursuant to which the Company is obligated to issue stock options subject to KeHE achieving the purchase thresholds as set forth below:

Cumulative Purchases by KeHE	Shares Earned/ Cumulative Ownership

$500,000 by the first anniversary1	468,000
$2,500,000 by the second anniversary	1,972,000
$6,000,000 by the third anniversary	2,440,000

Total	4,880,000

___________________________
1 The agreement shall commence upon the earlier of  the date upon which Artisanal receives the first purchase order from KeHE or May 11, 2011.  As of the date of this filing, a purchase order had not yet been received.

Index

The total number of shares represents 9.99% of the Company’s common stock outstanding on a fully-diluted basis. The respective stock options which will have an exercise period of three years from the date of issuance at an exercise price of $.30 per share.

11.	SUBSEQUENT EVENTS

As of the date of this filing, the Company had drawn down an additional $100,000 from the KeHE loan for a total drawdown of $420,000.

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-Q. The Financial Statements for the nine month period ending February 28, 2011, included in this Form 10-Q are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Nine months ending February 28, 2011 v. February 28, 2010

In the nine month period ended February 28, 2011, the Company had sales of $3,622,148 versus $3,317,227 in the corresponding nine month period in 2010. Cost of goods sold in this period was $2,577,294 which was 71% cost of goods sold versus $2,607,777 and 78% for the same period in 2010.

In this nine month period, the Company recorded a net loss from operations of $1,516,766 versus a net loss of $1,839,432 for the same period in 2010. The net loss to common shareholders during this period 2011 was $1,516,766 versus a net loss of $2,107,368 during the same period in 2010. In 2011, the Company incurred $357,194 in interest charges, which is attributable primarily to interest on the term loan, the bridge loan and long-term debt owed to the former members of Artisanal Cheese LLC. The Company also incurred $63,000 of amortization charges relating to the intangible assets and $106,943 of depreciation on the fixed assets.

On February 28, 2011, the Company had $821,494 in current liquid assets, which consisted primarily of inventory of $375,626, prepaid expenses of $63,238 and accounts receivable of $296,851. The Company had leasehold improvements and equipment of $589,144 and intangibles of $3,573,179 net of amortization.

Three months ending February 28, 2011 v. February 28, 2010

In the three month period ended February 28, 2011, the Company had sales of $1,517,927 versus $1,368,820 in sales in the corresponding three month period in 2010. Cost of goods sold in this period was $1,031,956 which was 67% of gross revenues, versus $1,001,829 and 73%, respectively, for the same period in 2010.

In this three month period, the Company recorded a net loss from operations before income taxes and interest of $410,556 versus a net loss from operations of $499,562 for the same period in 2010. The net loss to common shareholders during this period in 2011 was $410,556 versus a net loss of $499,562 during the same period in 2010.

The Company incurred interest charges of $83,747 for the period 2011 versus $135,423 for the period 2010 in interest charges. The Company also incurred $60,551 of depreciation and amortization charges for the three month period 2011.

Liquidity and Financial Resources at February 28, 2011

As of February 28, 2011, the Company had $2,782,370 in current liabilities, which includes $1,092,999 in notes payable and current portion of long-term debt. The Company had accounts payable of $703,948, accrued taxes of $480,769, and accrued expenses and other current liabilities totaling $411,604. The Company’s current liabilities also include outstanding prepaid gift certificates and other deferred revenue totaling $93,050.

Index

In October 2009, the board approved the Company’s intentions to obtain an $850,000 term loan and to raise an additional $2 million in equity. The board subsequently increased the limit on the term loan to $1,650,000. The Company had secured from existing shareholders a $150,000 bridge loan at an annual interest rate of nine percent (9%) which matured on September 8, 2009 (the "Bridge Loan") and $1,214,000 of the term loan at an annual interest rate of nine percent (9%) to mature on or about September 10, 2010 (the "Term Loan"). The proceeds were used to finance the Company’s new packaging and retail displays and its expansion into big-box and chain retailers. The Company has defaulted on repayment of the Bridge Loan by the maturity date, however, the lender has agreed to forbear collection until such time as the Company completes the equity raise. The Term Loan amount was subsequently reduced to $924,000 (excluding interest) through the repayment of $290,000 to one of the term lenders in exchange in part for a new loan of $2.9 million (see below). All but two of the shareholders that had previously loaned money to the company in the form of a Term Loan, agreed to extend the maturity date of the Term Loan from September 10, 2010 to December 31, 2011 to enable the Company to re-classify the loan into a long-term loan. As of February 28, 2011, the total amount due under the Bridge Loan including interest is $167,983 and the total amount due under the Term Loan including interest is $913,258.

On or about February 22, 2010, the Company entered a loan agreement with one of its preferred shareholders and term loan participants (the "Lender") for a loan of $2.5 million (the "Long Term Loan"). On August 31, 2010 and November 3, 2010, the Company increased the Long Term Loan by $400,000. The original loan was conditional upon the Lender obtaining a first security position on all of the Company's assets subject only to the priority security interest in certain intellectual property of the Company pursuant to Sellers' notes entered at the time the Company acquired the business from its previous owners. The loan was also conditional upon the Company's repurchase from Lender and its affiliate of 500,000 shares of the redeemable convertible preferred stock held by them collectively, repayment to the Lender of amounts Lender had previously advanced to Borrower under the term loan agreements (discussed above), and issuance to Lender of 9,275,000 shares of the Company's $.001 par value common stock representing twenty percent of the Company's outstanding common stock on a fully-diluted basis. As of February 28, 2011, the total amount due under the Long Term Loan including interest is $3,147,786.

On or about February 11, 2011, the Company entered into a three-year marketing and distribution agreement granting KeHE Distributors LLC the exclusive rights to distribute into retail outlets all Artisanal products with primary focus on the Company's 16-cheese CheeseClock program. KeHE's exclusivity is dependent upon KeHE meeting specific minimum annual sales. Under the agreement, KeHE earns a commission of five percent (5%) on all net sales to accounts serviced by KeHE and may also earn stock options upon meeting specified sales thresholds over the term of the agreement (See Notes to Financials, Note 10, Shareholders Equity for details). The agreement further provides that KeHE will loan up to $520,000 to the Company to facilitate the purchase of inventory required for the KeHE accounts and that KeHE will advance up to an additional $100,000 of marketing funds to be used for in-store demonstrations and related marketing costs. The loan bears interest at a rate of 3-Month LIBOR plus 5% to be paid quarterly and is secured by the Company's accounts receivable and inventory. (See Notes to Financials, Note 6 for additional details on the loan). For so long as any amounts remain outstanding under the loan or KeHE maintains its exclusive distributor status and meets its annual minimum purchases, the Company may not incur any debt or issue any additional common stock without KeHE’s consent, which consent shall not be unreasonably withheld; except that the Company is permitted under the agreement to sell or otherwise issue the remaining 1,135,000 shares of its Series A Preferred Stock. As of February 28, 2011, the Company had drawn down $320,000 of the total amount permitted under the agreement.

Index

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

Index

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

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Omitted.

Item 4.	Controls and Procedures

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

Index

(b)	Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management has assessed the effectiveness of our internal control over financial reporting as of February 28, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of February 28, 2011, our internal control over financial reporting is effective based on these criteria. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings

CIT Technology Financing Services, Inc. v. Artisanal Cheese, LLC, New York Supreme Court (New York), Index No. 06159/10 – Plaintiff sought approximately $107,000 pursuant to two copier leases. The Company negotiated a settlement with plaintiff to resume monthly payments for the copiers.

Christopher Calise and Perry Lerner v. Artisanal Cheese, LLC, New York Supreme Court (New York County), Index No. 5073/2010. Plaintiffs each loaned $50,000 to the Company on or about July 10, 2009. In June 2010, they commenced an action for unpaid interest and requesting acceleration of the loan. The Company negotiated a settlement with plaintiffs to pay off the note by December 31, 2011.

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

In the nine months ended February 28, 2011, the Company issued a total of 65,000 shares of common stock to two employees. The company recorded an expense of $5,200 in connection with these shares.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits.

Index

The following exhibits are included with this filing:

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

Date: April 14, 2011