Form 10-K
period 2011-05-31
Artisanal Brands, Inc.
filed 2011-09-13
CIK 945634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2011.

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _______ to ______.

Commission File No. 0-26112

ARTISANAL BRANDS, INC.
(Exact name of registrant as specified in its charter)

New York	41-1759882
(State of Jurisdiction)	(IRS Employer I.D. No.)

483 Tenth Avenue, New York, New York	10018
(Address of Principal Executive offices)	(Zip Code)

Registrant’s telephone number, including area code 212-871-3150

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐	Smaller reporting company. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). .  Yes ☐ No ☒

Based on the closing sale price of $.17 on May 28, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,318,517. The Company had 24,200,316 shares of its $.001 par value common stock and 6,405,660 shares of its $.001 par value preferred stock issued and outstanding on May 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
None

ARTISANAL BRANDS, INC.

PART I

Item 1               DESCRIPTION OF BUSINESS

a.	Business Development - Plans

   On August 14, 2007, our company purchased Artisanal Cheese, LLC (“Artisanal”) from its founder, Chef Terrance Brennan who began selling artisan cheeses in his New York City restaurant Picholine.  The introduction of artisan cheeses in a french style serving course ignited a national interest in artisan cheeses and thus was the beginning of the Artisanal Premium Cheese brand.  Our plan at the time of the acquisition was to expand the familiar logo and line of hand-crafted artisan cheeses into a trusted consumer brand for a wide range of cheeses to be sold in the retail sector as well as to expand the existing e-Commerce business at www.artisanalcheese.com and our foodservice business selling our cheeses to the finest restaurants and hotels.

Our Logo

The retail specialty cheese category in the USA is $3.5 billion in sales a year and offers over 1,000 different cheese selections.  To execute on our retail expansion plans we had to develop a merchandising system that enabled us to differentiate ourselves from the overwhelming offering of cheeses and to help consumers appreciate our expertise in artisan cheeses and select cheeses confidently to recreate wonderful culinary experiences at home with sophistication and an understand of pairing cheeses with wines and beers.

Using our newly trademarked Artisanal CheeseClock,™ we have developed a retail merchandising packaging plan to market 16 Artisanal Premium Cheeses in a color-coded manner that offered consumers an immediate visible means to understand how to select cheeses and pair them with wines and beers to recreate enjoyable culinary experiences at home.

Artisanal CheeseClock ™

The CheeseClock™ directly is tied to the early heritage of the Artisanal Premium Cheese brand and a business we know well.  Just as a professional chef will offer cheeses starting at the 6 o’clock position of your plate and moving clockwise from the mildest to the strongest cheese to enable a patron to enjoy the subtler nuances of a mild cheese before a stronger cheese our packaging system does just that.Consumers can easily see the boxes of cheeses in a retail setting from Mild (beige box), Medium (yellow box), Bold (Orange box), Strong (red box) to select different cheeses that compliment one another. The matching color-coordinated bottle hang tags offer guidance on which wines and beers should be paired with the different cheeses.

Artisanal CheeseClock™ customize display case

As the above retail setting shows, consumers can easily pair wines and beers with the cheeses they have selected simply by choosing a wine or beer that bears the same colored hangtag as the cheeses they have chosen.  All of this advice is clearly presented on the CheeseClock™ and on each of the individually-boxed cheeses.

Sample of our La Peral cheese box

On each box, we share our knowledge with consumers.  We tell them on the cover what type of cheese they are buying, for instance, a Spanish Blue Cheese.  We use one side panel to “tell the story of the cheese” another panel to explain our cheese aging techniques, another to remind the consumer where  the cheeses belongs on a Cheese Platter based on its strength from Mild to Strong and nutritional information.

Image of Artisanal Premium Cheese display tags

Inside each of our boxes is a pre-printed cheese display tag that shares the name of the cheese and its milk type with the people enjoying our cheeses. These display tags enable us to present the Artisanal Premium Cheese brand at the time of consumption.  While the cheeses are being enjoyed, the host or hostess have already secured a considerable amount of information about each cheese from our boxes and has supreme confidence in the wines and beers they have selected to pair with Artisanal Premium Cheeses.

We are now offering the Artisanal CheeseClock ™ program to multiple retailer around the USA from traditional supermarkets and wines stores to 3-5 day road shows where thousands of shoppers sample and purchase our cheeses over the course of the event.  Using our wine hang tags we are also cross-merchandising wines and beers at retail outlets.  In August, 2012 the Artisanal CheeseClock program was expanded into Costco’s Southeast Division and there are plans to further expand into Costco’s Los Angeles division in the Fall.  Costco is the largest retailer of wines by volume in the USA and its Los Angeles division is the leading wine seller among all of Costco’s regional divisions.

Earlier this year, the Company signed a joint marketing agreement with KeHE, Inc., the leading distributor of specialty and natural food products in the USA with over $2 billion in annual sales.  KeHE is headquartered in Chicago, Ill and operates from seven distribution centers and has over 1,000 sales representatives across the USA.   The joint marketing plan is to expand the number or retail stores that stock the Artisanal CheeseClock ™ branded cheese program.  Through KeHE, the Company has access to over 20,000 retailers that are serviced by KeHE.  These retailers range from independent store operators, wine stores, natural and specialty stores, regional and national traditional supermarket chains and specialty retailers like Whole Foods.

The Company continues to expand its foodservice distribution into hotels and restaurants direct through FEDEX overnight shipments across the USA and through regional distributors.

The Company is also expanding its E-Commerce business direct to consumers and indirect through drop-ship accounts with national catalogue and online retailers.  This year the Company will begin to market a range of Artisanal Premium Cheese through Harry and David ™ and Allen Brothers™ while continuing its work for Neiman Marcus, Saks Fifth Avenue, and Stonewall Kitchen among others.

b.	Business Development – The Original Acquisition

We paid $4.0 million in cash and $500,000 in sellers notes to purchase Artisanal Cheese, LLC.    In connection with the acquisition of Artisanal Cheese, LLC, the Company entered into various agreements including the founders which were in effect during the fiscal years ended May 31, 2011 and May 31, 2010, respectively:

●
Two sellers’ note--one in favor of each of the former members of Artisanal Cheese, LLC. The notes were originally for $130,000 and $370,000, respectively.  These notes were repaid in full during this fiscal year.

●
Five-year Preferred Vendor Agreement with two restaurant establishments owned by the former member of Artisanal Cheese, LLC, pursuant to which the Company will supply the restaurants or their affiliates with any and all premium cheese products at a high volume discount and at prices not to exceed prices offered to other customers.  The restaurants are to purchase exclusively from the Company provided the Company can meet terms and conditions acceptable to the restaurants.  The Preferred Vendor Agreement also provides for a credit to the restaurant establishments which credit shall be applied to the first $228,000 worth of product, not to exceed $57,000 in any calendar quarter.  This credit is the result of the payoff in full at the closing of Artisanal by one of its former members of a certain loan to the Company.   As of May 31, 2009, the credit has been extinguished in full.  (See Notes to Financial Statements, Note 8 – Notes Payable).  This agreement will expire August 14, 2012.

●
Five-year Product Development Agreement pursuant to which the Company shall have a “first-look” right and 30-day exclusivity period to evaluate and negotiate in good faith a distribution arrangement (including minimum orders, exclusivity, prices/royalty rates and terms) for all new cheeses, cheese related products and other products developed by the two restaurant establishments owned by the former member of Artisanal Cheese, LLC.  After the 30-day exclusivity period, the Company will have an opportunity to match any terms and conditions of a distribution agreement that the restaurants may subsequently reach with a third party.  The Agreement provides for a written trademark license from the Company to the restaurants upon terms to be mutually agreed upon with respect to any distribution by the restaurants under the Artisanal brand of such new products other than distribution by the Company.  This agreement will expire August 14, 2012.

●
Trademark License Agreement pursuant to which the Company granted a royalty-free license to the two restaurant establishments to use the trade name “Artisanal Fromagerie & Bistro” and the derivative logo (consisting of an oval design with four stylized sheep seated in front of a barn and the words “Artisanal Fromagerie – Bistro – Wine Bar”) in connection with the operation, distribution and sale of cheese, cheese products and other food products from the restaurant establishments or their affiliated restaurants or retail stores.

●	Five-year non-competition agreement with each of the former members of Artisanal Cheese, LLC. These agreements will expire August 14, 2012.

c.	Current Business Operation

Since August 2007, we have owned all of the outstanding membership interests of Artisanal Cheese, LLC, which has historically sold its hand-crafted, farmstead cheeses into the local Manhattan restaurant trade, through its website (www.artisanalcheese.com) and its printed catalogue and through fulfillment of catalogue and website orders from other luxury goods retailers that have contracts with the company.   The Company has developed an expansion plan around its Artisanal Premium Cheese brand.   By adding personnel in its sales division and with limited advertisement, the Company has already expanded the Artisanal brand further into premium foodservice outlets and retail stores with additional sales growth coming from its website, the catalogue and through corporate gift programs.

The Company and Its Industry

The specialty retail cheese business has been stated by recent industry reporting sources to be a $3.4 billion category measured in retail dollars in the United States.1 The foodservice business for specialty cheese includes another $1.4 billion in sales and we are part of the massive multi-billion online food gift business although specialty cheese sales in this category are not tracked by any reliable source.

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

Why Our Brand Is Needed

The cheese category is very large and is becoming as complicated as the wines category.  American consumers have become increasingly desirable of sophisticated specialty cheese products. This groundswell of interest is continuing to grow and resulting in huge demand for more variety and availability of artisan and specialty cheeses.

Our umbrella brand covering a wide range of cheeses will afford consumer an easily identifiable trademark for a range of premium cheese.  Our new packaging system and 4-colored boxes will further enhance the selection process by making selections visually obvious and easily understandable.

New Growth Opportunities

To expand the company’s business, the new management team will be focusing on the following growth prospects:

1.           Increase foodservice distribution geographically through strategic alliances with major specialty food distributors that are interested in extending their product offering into specialty cheese products.

2.           Increase sales through additional third party fulfillment contracts with other premium goods web and catalogue retailers;

3.           Increase retail sales through road shows at mass market retailers such as Costco;

4.           Increase retail sales in larger retail chains through innovative retail packaging and the recently trademarked CheeseClock by ArtisanalTM, a point-of-purchase aid intended to educate the consumer with respect to flights of cheese, as well as serving and beverage-pairing suggestions;

5.           Expand foodservice through the introduction of our banquet program into high-end hotel chains.

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

E-Commerce and Print Catalogue

The E-Commerce sector is highly competitive as a whole and offers sufficient competition in the specialty cheese category.  We will continue to expand this business through a multi-faceted approach.  We will continue to work with premium online retailers like Allen Brothers, Harry and David, and Neiman Marcus to sell our products and build brand awareness.  We are also working with large group purchasing sites that enable us to showcase select products to massive audiences to acquire new customers and begin to develop long-term relationships with them beyond the initial discounted purchases.

Cheese Center

Located within the Company’s Manhattan property is a revenue-generating classroom facility known internally as the Cheese Center.  At this new modern facility of approximately 1,000 square feet is a dedicated working kitchen, classroom and presentation area with two large flat-screen television panels and seating for up to 50 individuals.  Historically, the Company has offered wine and cheese education courses to the general public for a per person price of approximately $75.00 which is paid at the time of booking.  The Cheese Center is also rented by third parties for a site fee of $3,000-$5,000 per day for organizations wanting a personalized event at the Cheese Center, independent photo shoots, and classroom instruction.

Our new marketing plan calls for an immediate expansion of the use of the Cheese Center, as each person that attends a class is added to our E-mail list and our printed catalog mailing list.   The company issues frequent e-mail messages to promote new products and events and other newsworthy items. The Company employs two persons who are dedicated to filling attendance at the Cheese Center.  Areas that the Company will explore to generate more business for the Cheese Center are:

●	Themed classes and Celebrity Series (pairing with celebrities who have developed their own line of wines, pates, or complementary food products)
●	Major law firms and investment banking firms that book group events for
●	summer associates, employees and client entertainment
●	Matinee and pre-theatre attendees as an entertainment extension
●	Singles events
●	Group and corporate holiday parties
●	NYC Tourism promoters
●	Tie-ins with group caterers

Suppliers

The Company does not produce the cheeses we market.  We work with approximately 100 producers, distributors and importers of hand-crafted cheeses to develop our product line.  No single supplier provides a significant portion of our cheese inventory.  There are approximately 400 artisan cheese makers in the United States alone2 and hundreds more in the world market at any give time.  Therefore, we anticipate having a sufficient supply of quality, hand-crafted cheeses to fulfill our demand for the foreseeable future.

The Location

The Company is a New York corporation and is located at 483 Tenth Avenue, New York, New York 10018 (corner of West 37th Street & 10th Avenue).  At this location are all executive and sales offices, the cheese-aging caves, a packaging and shipping facility, customer call center and the Cheese Center (see above).
___________________________
2 Rubiner, Matthew, “The Big Cheese”, The American, November/December 2007, 21 Aug. 2008 <http://www.american.com/archive/2007/november-december-magazine-contents/the-big-cheese>

The Company’s Competitors

From a pure supply perspective, the Company has substantial competition in each of the four market segments inasmuch as the cheese industry is already a $6 billion category when considering the specialty retailers, foodservice, online and catalogue offerings of cheese3  There is no shortage of cheese available worldwide. What the Company believes differentiates itself from other cheese marketers  and distributors is its reputation for high quality and its wide range of extraordinary specialty, artisan and farmstead cheese products that consumers will remember and look to for repeat purchases and retailers can rely upon to better manage an otherwise unwieldy and potentially overwhelming product category.  The Company also provides cheese culinary expertise to restaurants, and presentation skills to consumers with respect to entertaining with cheese.  From this narrower angle, our competition is not as keen.

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

Customer Dependence

The Company does not have any concentration of customer dependence, although it has entered into a preferred vendor agreement with two Manhattan restaurants, Picholine and Artisanal Fromagerie & Bistro, which are owned by the founder of Artisanal Cheese, LLC.  Under this agreement the restaurants are obligated to continue to buy cheeses from the Company for resale into the two restaurants until August 15, 2012.  In the fiscal year ending May 31, 2011, sales to the two restaurants accounted for approximately 5% of annual sales.  Management envisions this percentage shrinking over time as it seeks to penetrate new large scale foodservice and retail accounts with the Artisanal Premium Cheese line.

Raw Materials

The Company does not produce its own cheese products and, therefore, avoids any risk of critical raw material supplies.
___________________________
3 Geisler, Malinda, “Cheese Industry Profile,” AgMRC, Iowa State University, revised February 2008 by Diane Huntrods, AgMRC, Iowa State University, 21 Aug. 2008 http://www.agmrc/commodity/livestock/dairy/cheeseindustryprofile.htm>

Intellectual Property Rights

The Company owns the above trademark and logo, and all derivations thereof, except that the logo which specifically bears the name “Fromagerie & Bistro” where the words “Premium Cheese” appear above  has been assigned to the Company’s founder for use only in the restaurant that now bears the name “Artisanal Fromagerie & Bistro” and in any restaurant/retail establishment that he may open in the future.  The Company’s founder has executed a 5-year preferred vendor agreement whereby as part of his use of this intellectual property right, his retail establishments (existing and new) will be required to buy artisanal cheeses from the Company if such cheese products are marketed in these retail outlets.

The Company also owns the registered trademark CheeseClock by Artisanal and the corresponding image:

The Company has also applied for registration of the closely-related color-coded image of the CheeseClock by Artisanal which corresponds to the Company's new packaging of 16 cheeses being introduced to various retailers across the country:

Because of the proprietary nature of the CheeseClock as an independent mark and its affiliation with the Artisanal Premium Cheese brand, the Company believes its request for copyright and trademark protection will ultimately be granted.

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

Research and Development Activities

The Company will continue its past practices of identifying the best-tasting specialty, artisan and farmstead cheese products available worldwide and bringing them to market through its multi-channel distribution system.  The Company will also continue to work closely with leading cheese makers to develop new types of cheeses that will be proprietary to the Company, if not by ownership of the recipe, then through exclusive distribution and marketing rights for these products.  As of the date of this filing the Company has developed six such cheeses—Laurier, North Country Blue, Rocky Sage, Stella Royale, Terraluna and Lemonstar.  The Company is also working closely with an industry-renowned chef to develop a line of four refrigerated products all bearing the Artisanal Premium Cheese logo.  The Company has no budget for research and development as all costs are nominal inasmuch as they require the intellectual work of people employed by the Company or cheese makers that offer samples of new products.

Environmental Compliance

The Company does not manufacture products or use raw materials in its products that are deemed to be subject to rules or regulations relating to the discharge of certain materials into the environment.

Employees

As of May 31, 2011, we had 24 full-time employees, and 6 part-time employees. We believe the relationship we have with our employees is good.

Item 2	DESCRIPTION OF PROPERTY

The Company’s principal executive offices are located at 483 Tenth Avenue, 2nd Floor, New York, New York  10018, where it leases approximately 10,000 square feet.  The current lease payment is approximately $23,500 per month, subject to rent increase of approximately ten percent per annum.   The lease terminates in September 2012.

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

Item 3	LEGAL PROCEEDINGS

There are currently no legal matters against the Company that are of a material nature or that could adversely impact the Company’s business.

Item 4	(Removed and Reserved).

PART II

Item 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITYSECURITIES

Common Stock

The Company’s common stock, $.001 par value, is traded "Over the Counter" (OTC) Bulletin Board operated by the National Association of Securities Dealers and are quoted on the OTCQB Market Tier under the ticker symbol "AHFP".   The Company’s common stock became actively traded in July, 1995.

The following table shows the range of high and low bid information for our common shares for each quarter (except as indicated) within the last two fiscal years:

	Closing Bid
	High	Low
Fiscal Year 2010
Quarter Ended August 31, 2009	$0.11	$0.11
Quarter Ended November 30, 2009	$0.11	$0.11
Quarter Ended February 29, 2010	$0.12	$0.12
Quarter Ended May 31, 2010	$0.12	$0.12
Fiscal Year 2011
Quarter Ended August 31, 2010	$0.08	$0.08
Quarter Ended November 30, 2010	$0.09	$0.09
Quarter Ended February 29, 2011	$0.11	$0.11
Quarter Ended May 31, 2011	$0.17	$0.17

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The approximate number of common stockholders of record at May 31, 2011, was 200. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, which is estimated to be 500 shareholders.

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

Series A Redeemable Convertible Preferred stock

During the fiscal year ended May 31, 2011, the Company converted 13,500 shares of redeemable convertible preferred stock into 45,000 shares of common stock.  During the fiscal year ended May 31, 2010, the Company sold 150,000 shares of redeemable convertible preferred stock for a total gross proceeds of $150,000.  Another 121,000 shares of preferred stock was issued to certain existing preferred shareholders in consideration of their participation in a term loan to the Company.  The preferred stock has a face value of $1.00 per share and is convertible at $.30 per share into $.001 par value common stock of Company.

When first issued, dividends were to be paid (a) at an annual rate of 12% of the face value in each of the first two years ending August 14, 2008 and 2009, and will be paid in preferred shares and (b) after the first two years, at a rate of 12% of the face value if paid in cash or at a rate of 15% of the face value if paid in preferred shares, at the election of the Company.  On or about June 2009, the certificate of designation was amended to extend the 12% in kind dividend for another year,  i.e. to August 2010.  In February 2010, the preferred shareholders agreed to terminate the preferred dividend altogether as of December 1, 2009.  The preferred share dividends shall convert into common stock at $.30 per share.  The monthly accrual for preferred share dividends paid in preferred shares through November 30, 2009 (when the dividend was terminated) was an average of 53,000 shares.

The redemption provisions of these redeemable preferred shares were at the option of the Company and have expired.  So long as over $1,500,000 of the preferred stock is issued and outstanding the Company shall require the prior written consent of holders representing two-thirds of the preferred stock issued and outstanding to (a) sell, merge with, acquire or consolidate with another business entity, (b) incur additional leverage beyond the leverage contemplated by the Company and holders as part of the Company’s acquisition of Artisanal Cheese, LLC, or (c) issue any new shares of common stock or securities convertible or exercisable into common stock in excess of 2% of the shares of common stock issued and outstanding on a fully diluted basis as of August 14, 2007.  At no time shall any securities be sold or granted at a price less than the thirty cents ($.30) per share conversion price.

In the event of a liquidation, the preferred stockholders shall receive a cash payment of $1.20 per preferred share.

Stock Options

At its board meeting on April 9, 2008, the board authorized three-year stock options to each of the seven non-managing board members.  The options had an exercise price of $.30 per share that is exercisable into 1.66% of the Company’s Common Stock on a fully-diluted basis.  These options were immediately fully-vested and exercisable but expired on January 31, 2011.

On or about February 11, 2011, the Company entered a marketing and distribution agreement with KeHE Distributors pursuant to which the Company is obligated to issue stock options subject to KeHE achieving the purchase thresholds as set forth below:

Cumulative Purchases by KeHE	Shares Earned/ Cumulative Ownership

$500,000 by the first anniversary4	468,000
$2,500,000 by the second anniversary	1,972,000
$6,000,000 by the third anniversary	2,440,000

Total	4,880,000

The total number of shares represents 9.99% of the Company’s common stock outstanding on a fully-diluted basis. The respective stock options which will have an exercise period of three years from the date of issuance at an exercise price of $.30 per share.
___________________________
4 The agreement shall commence upon the earlier of  the date upon which Artisanal receives the first purchase order from KeHE or May 11, 2011.  The first purchase order was received on April 25, 2011.

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

If all of the preferred shares outstanding as of May 31, 2011 were converted (including preferred stock dividends through that date), i.e. 6,405,660 the number of common shares would increase by 21,352,200 shares, to a total of 45,552,516 shares representing a 47% dilution to existing  24,200,316 common shares.

Item 6                SELECTED FINANCIAL DATA

As a smaller reporting company, this Item has been omitted pursuant to 17 CFR 229.301(c).

Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

Year ended May 31, 2011 (Fiscal 2011) as compared to May 31, 2010 (Fiscal 2010)

In the year ending May 31, 2011 (Fiscal 2011), the Company had net sales of $4,634,359.  The cost of goods sold was $3,369,178 representing a gross margin of approximately 27%.  Selling, general and administrative costs totaled $3,083,952 and are predominantly comprised of employee related expenses. Net sales increased 11% over the prior year reflecting additional new revenues from the Company’s retail expansion plans.

For the year ending May 31, 2011, the Company recorded a net loss from operations of $2,539,667 versus $2,291,614 for the same period in 2010.  The net loss to common shareholders during the year ending May 31, 2011 was $2,539,667 versus a net loss of $2,559,550 in 2010.  No dividends were paid to preferred shareholders during Fiscal 2011.  The Company incurred $84,000 of amortization charges and depreciation of $144,639.

On May 31, 2011, the Company had $764,258 in current assets, which consisted primarily of net accounts receivable of $317,751, inventory of $374,116 and prepaid expenses of $28,844.  The Company’s leasehold and equipment were $546,746 and intangibles were $3,552,179 net of amortization, which represents the goodwill and other intangibles.

Liquidity and Financial Resources at May 31, 2011

As of May 31, 2011, the Company had $3,157,538 in current liabilities, which includes accounts payable of $719,798, notes payable of $1,246,256 payable to shareholders which notes become due December 31, 2011 and other current liabilities totaling $517,618. The majority of the remaining current liabilities include an old accrued tax claim pre-dating the acquisition of Artisanal that is still in negotiation.  The Company’s current liabilities also include outstanding prepaid gift certificates and other deferred revenue totaling $51,296.

Throughout this fiscal year we raised additional sums of capital from shareholders and our current lender in the form of additional small loans that were added to the Long Term Loan (as defined below) and sales of the final outstanding 1,135,000 shares of Series A Preferred Stock our board authorized in 2007 as part of the acquisition of Artisanal that were never sold

On or about February 22, 2010, the Company entered a loan agreement with one of its preferred shareholders and term loan participants (the "Lender") for a loan of $2.5 million (the "Long Term Loan").  On August 31, 2010 and November 3, 2010, the Company increased the Long Term Loan by $400,000.  The original loan was conditional upon the Lender obtaining a first security position on all of the Company's assets subject only to the priority security interest in certain intellectual property of the Company pursuant to Sellers' notes entered at the time the Company acquired the business from its previous owners.  The loan was also conditional upon the Company's repurchase from Lender and its affiliate of 500,000 shares of the redeemable convertible preferred stock held by them collectively, repayment to the Lender of amounts Lender had previously advanced to Borrower under the term loan agreements (discussed above), and issuance to Lender of 9,275,000 shares of the Company's $.001 par value common stock representing twenty percent of the Company's outstanding common stock on a fully-diluted basis. As of May 31, 2011, the total amount due under the Long Term Loan including interest is $3,281,446.

On or about February 11, 2011, the Company entered into a three-year marketing and distribution agreement granting KeHE Distributors LLC the exclusive rights to distribute into retail outlets all Artisanal products with primary focus on the Company's 16-cheese CheeseClock program.  KeHE's exclusivity is dependent upon KeHE meeting specific minimum annual sales.   Under the agreement, KeHE earns a commission of five percent (5%) on all net sales to accounts serviced by KeHE and may also earn stock options upon meeting specified sales thresholds over the term of the agreement (See Notes to Financials, Note 10, Shareholders Equity for details).  The agreement further provides that KeHE will loan up to $520,000 to the Company to facilitate the purchase of inventory required for the KeHE accounts and that KeHE will advance up to an additional $100,000 of marketing funds to be used for in-store demonstrations and related marketing costs.  The loan bears interest at a rate of 3-Month LIBOR plus 5% to be paid quarterly and is secured by the Company's accounts receivable and inventory.  (See Notes to Financials, Note 6 for additional details on the loan).   For so long as any amounts remain outstanding under the loan or KeHE maintains its exclusive distributor status and meets its annual minimum purchases, the Company may not incur any debt or issue any additional common stock without KeHE’s consent, which consent shall not be unreasonably withheld; except that the Company is permitted under the agreement to sell or otherwise issue the remaining 1,135,000 shares of its Series A Preferred Stock.  As of May 31, 2011, the Company had drawn down $320,000 of the total amount permitted under the agreement.

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

In the past fiscal year, the Company’s capital expenditures were nominal.  The company incurred approximately $49,038 of expenses relating to the design and trademark of "CheeseClock by ArtisanalTM".

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

On May 31, 2010, the Company had $1,099,111 in current assets, which consisted primarily of net accounts receivable of $289,003, inventory of $369,902 and prepaid expenses of $55,208.  The Company’s leasehold and equipment were $616,437 and intangibles increased to $3,636,178 net of amortization, which represents the goodwill and other intangibles.

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

Stock-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model.   The FASB guidance on stock-based compensation, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation.  The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options.  The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model and has no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards.    The FASB accounting guidance requires the recognition of the fair value of stock compensation in net income.  Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARTISANAL BRANDS, INC.
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
Artisanal Brands, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Artisanal Brands, Inc.  as of May 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, cash flows for each of the years then ended May 31, 2011 and 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artisanal Brands, Inc. as of May 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended May 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co., LLP
Certified Public Accountants
New York, New York
September 13, 2011

ARTISANAL BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,
	2011	2010
CURRENT ASSETS:

Cash	$43,547	$384,998
Accounts receivable, net	317,751	289,003
Inventories	374,116	369,902
Prepaid expenses and other current assets	28,844	55,208

Total Current Assets	764,258	1,099,111

FIXED ASSETS, net	546,746	616,437
OTHER ASSETS	33,085	35,046
INTANGIBLES - at cost, net	3,552,179	3,636,178

Total Assets	$4,896,268	$5,386,772

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable	$719,798	$511,808
Note payable and current portion of long term debt	1,246,256	282,171
Prepaid gift certificates and other deferred revenue	51,296	66,485
Accrued expenses and other current liabilities	517,618	276,533
Accrued payroll taxes	622,570	480,769

Total Current Liabilities	3,157,538	1,617,766

LONG TERM DEBT, net of current portion	3,288,124	2,986,630

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS' EQUITY
Preferred stock - $0.001 par value, 10,000,000 shares authorized,6,405,660 and 6,419,160 shares issued and outstanding, respectively	6,405	6,419
Common stock - $0.001 par value, 40,000,000 shares authorized 24,200,316 and 23,765,316 shares issued and outstanding, respectively	24,200	23,765
Additional paid-in capital	17,028,389	16,820,913
Accumulated deficit	(18,608,388)	(16,068,721)

Total shareholders' equity	(1,549,394)	782,376

	$4,896,268	$5,386,772

See notes to the consolidated financial statements.

ARTISANAL BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31,
	2011	2010

SALES	$4,634,359	$4,192,845

COST OF GOODS SOLD	3,369,178	3,382,110

GROSS PROFIT	1,265,181	810,735

SELLING, GENERAL AND ADMINISTRATIVE	3,083,952	2,426,468
DEPRECIATION AND AMORTIZATION	228,639	254,516

LOSS FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST	(2,047,410)	(1,870,249)

OTHER INCOME( EXPENSES):
Interest expense	(492,257)	(421,365)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(2,539,667)	(2,291,614)

INCOME TAXES	-	-

NET LOSS	(2,539,667)	(2,291,614)

LESS PREFERRED STOCK DIVIDEND	-	(267,936)
NET LOSS APPLICABLE TO COMMON SHARES	$(2,539,667)	$(2,559,550)

LOSS APPLICABLE PER COMMON SHARE
Basic	(0.11)	(0.23)
Diluted	(0.11)	(0.23)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
basic	24,022,649	11,079,649
diluted	24,022,649	11,079,649

See notes to the consolidated financial statements.

ARTISANAL BRANDS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED MAY 31, 2010 and 2011

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, May 31, 2009	6,599,717	$6,599	7,835,316	$7,835	$16,713,919	$(13,777,107)	$2,951,246

Issuance of common stock and options for servicesrendered			85,000	85			85
Issuance of common stock to directors			220,000	220			220
Issuance of common stock to lender			9,275,000	9,275	454,475		463,750
Conversion of preferred stock by lenders	(200,000)	(200)			(199,800)		(200,000)
Redemption of perfered stock	(500,000)	(500)			(499,500)		(500,000)
Issuance of preferred stock to lenders	151,400	152			151,249		151,401
Issuance of preferred stock to investors	100,000	100			99,900		100,000
Issuance of preferred stock dividend	268,043	268			(268)		0
Equity-based compensation			6,350,000	6,350	100,938		107,288
Net loss						(2,291,614)	(2,291,614)
BALANCE, May 31, 2010	6,419,160	$6,419	23,765,316	$23,765	$16,820,913	$(16,068,721)	$782,376

Equity based rights issued to lender					75,386		75,386
Conversion of preferred stock by investors	(13,500)	(14)	45,000	45	(31)		0
Equity-based compensation			390,000	390	132,121		132,511
Net loss						(2,539,667)	(2,539,667)
BALANCE, May 31, 2011	6,405,660	$6,405	24,200,316	$24,200	$17,028,389	$(18,608,388)	$(1,549,394)

See notes to the consolidated financial statements.

ARTISANAL BRANDS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended May 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,539,667)	$(2,291,614)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and impairment of equipment	144,639	177,516
Interest on loans as preferred stock	-	151,401
Amortization of intangibles	84,000	77,000
Amortization of debt discount	159,734	38,646
Common stock issued for services	132,511	107,288
Changes in assets and liabilities, net of the effect from acquisition:
Accounts receivable	(28,748)	167,685
Inventory	(4,214)	(45,811)
Prepaid expenses and other assets	24,404	50,748
Accounts payable	207,990	(310,953)
Accrued expenses and other current liabilities	225,896	(8,375)
Accrued payroll taxes	141,801
NET CASH USED IN OPERATING ACTIVITIES	(1,451,654)	(1,886,469)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(74,948)	(64,835)
NET CASH USED IN INVESTING ACTIVITIES:	(74,948)	(64,835)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Cash overdraft		(36,927)
Sale of preferred stock	-	100,000
Payment of long-term debt	(84,849)	(650,771)
Proceeds from issuance of notes payables	770,000	-
Redemption of Preferred Stock	-	(500,000)
Proceeds from Shareholder loan	500,000	3,424,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,185,151	2,336,302

NET INCREASE (DECREASE) IN CASH	(341,451)	384,998

CASH AT BEGINNING OF FISCAL YEAR	384,998	-

CASH AT END OF FISCAL YEAR	$43,547	$384,998

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,007	$107,129
Income taxes	-	-
Non-cash financing activies:
Preferred and common shares issued for services	$-	356,550
Conversion of Restricted Stock		200,000
Preferred shares issued for dividend	-	267,936

See notes to the consolidated financial statements.

ARTISANAL BRANDS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2011 AND 2010

1.             DESCRIPTION OF BUSINESS

Artisanal Brands, Inc. (the “Company”) markets and distributes a wide line of specialty, artisanal and farmstead cheese products and other related specialty food products under its own brand “Artisanal Premium Cheese” to food wholesalers and retailers and directly to consumers through its catalog and website www.artisanalcheese.com.

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

d.             Trade Accounts Receivable and Other Receivables, Net - The Company's accounts receivable consist primarily of amounts due from customers for the sale of its products. The Company records an allowance for doubtful accounts based on management's estimate of collectability of such trade and notes receivables outstanding. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any. The recorded allowance at May 31, 2011 and 2010 was $15,000 and $40,000, respectively.

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

g.             Goodwill and Intangible Assets - Intangible assets at May 31, 2011 relates to the assets acquired by the Company in August 2007.

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

k.             Advertising Costs – All advertising costs are expensed as incurred.  Advertising expenses charged to operations for the years ended May 31, 2011 and 2010 amounted to approximately $297,691 and $356, respectively.

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

n.             Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

o.             Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with guidance issued by the FASB, Share-Based Payment.  The Company records compensation expense using a fair-value-based measurement method for all awards granted. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  Equity-based compensation for the years ended May 31, 2011 and May 31, 2010 was $132,121 and $107,288, respectively.

p.             Net Income/(Loss) Per Share – In accordance with FASB guidance for "Earnings Per Share", basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period.  For the years ended May 31, 2011 and 2010, diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive. The Company has excluded 4,880,000 and 770,000 options, respectively, as they are antidilutive, during the years ended May 31, 2011 and 2010.

q.             Segment Disclosure – Management believes the Company operates as one segment.

r.              Recent Accounting Pronouncements – In December 2010, the FASB issued ASC No.. 2010-28 Topic 350 “ Intangibles – Goodwill and Other, When to perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The main provisions of this amendment are to consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The amendments in this Update are effective for fiscal years and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. All other new accounting pronouncements issued but not yet effective have deemed to be immaterial as to any significant effect on the Company’s financials.

3.             ACCOUNTS RECEIVABLE

As of May 31, accounts receivable consist of the following:

	2011	2010
Trade accounts receivable	$327,566	$323,733
Employees	5,185	5,271
	332,751	329,004
Less allowance for doubtful accounts	(15,000)	(40,001)
	$317,751	$289,003

4.             INVENTORIES

Inventories are valued on a first-in-first-out (FIFO) basis.  Inventory at May 31, consisted of the following:

	2011	2010
Cheese Inventory	$152,185	$268,212
Shipping/Packing Material Inventory	188,183	47,617
Accessories & Books Inventory	31,421	51,999
Beverage	2,327	2,074
	$374,116	$369,902

5.             PREPAID EXPENSES

As of May 31, 2011, the Company had prepaid expenses of $28,844, which consisted primarily of prepaid insurance. As of May 31, 2010, the Company had prepaid expenses of $55,208, which consisted primarily of marketing expense of $6,600, deposits on inventory of $36,196 and prepaid insurance of $12,412.

6.             FIXED ASSETS

Fixed Assets, net consist of the following:

	2011	2010
Furniture and fixtures	$178,665	$178,665
Kitchen Equipment	274,485	270,929
Computer Equipment	114,551	113,722
Software & Web Design	39,996	20,087
Cheese Clock by Artisanal tm	131,211	82,173
Leasehold Improvement	356,396	354,780
	1,095,304	1,020,356
Less: Accumulated
Depreciation & Amortization	(548,558)	(403,919)
	$546,746	$616,437

Depreciation expense recorded for the years ended May 31, 2011 and 2010 was $144,639 and $177,516, respectively.

7.             INTANGIBLE ASSETS

Intangible assets consist of the following:

	Amortizable life	2011	2010
Trade name	Indefinite	$1,720,000	$1,720,000
Non-competition agreement	5 years	110,000	110,000
Non-contractual customer relationships	10 years	620,000	620,000
Goodwill	Indefinite	1,420,678	1,420,678
Total intangible assets		3,870,678	3,870,678
Accumulated amortization		(318,499)	(234,500)
		$3,552,179	$3,636,178

The Company has recorded amortization on its intangibles for the years ended May 31, 2011 and 2010 of $84,000 and $77,000, respectively.

8.             NOTES PAYABLE and CURRENT PORTION OF LONG TERM DEBT

On May 31, 2011, notes payable consists of the following:

●
The Term Loan (described below) is due on or before December 31, 2011, and, therefore, has been moved from Long-Term Debt to Notes Payable.  As of May 31, 2011, the total amount owed to the Term Loan participants including interest is $1,002,389.

●	The $250,000 loan from KeHe discussed in Note 13(a), net of unamortized debt discount of $47,744.

●	As of May 31, 2011, the total amount due under the Bridge Loan (described below) including interest is $171,341.

●	All amounts owed under the Sellers' Notes (described below) were paid in full on or about February 11, 2011.

On May 31, 2010, notes payable consist of the following:

●
In connection with the acquisition of Artisanal Cheese, LLC, the Company obtained two seller's notes--one from each of the former members of Artisanal Cheese, LLC.  The notes are for $130,000 and $370,000, respectively (the "Sellers' Notes").  The note for $130,000 bore interest at 5% per annum and was payable in consecutive monthly payments of principal and interest in the amount of $3,896.22 commencing November 1, 2007.  The note for $370,000 bore interest at 5% per annum and was payable in consecutive monthly payments of principal and interest in the amount of $11,089.23 commencing November 1, 2007.  All principal and accrued interest under both notes was due and payable in full on October 1, 2010.  Both notes were secured pursuant to a Security Agreement pursuant to which the note holders had a first priority security interest in all assets of the Company except that the note holders had agreed to subordinate their security interest on those assets so that the Company may obtain asset-based debt financing.  As of May 31, 2010, the total balance of the notes was $132,171  and the loan principal and interest had been re-classified to current liabilities.

●
In February 2009, the Company closed on a revolving line of credit in an amount representing up to 85% of the company’s accounts receivable and 50% of its inventories with a maximum loan amount of $750,000 (the "Summit Loan").  The cost of this facility is at Prime Rate plus 2%.  The Prime Rate at February 28, 2009, was 3.25%.  The line of credit was secured by the assets of the Company and had various covenants for collateral management fees, change of control provisions and a guarantee.  As of June 1, 2009, two events of default had occurred under the Summit Loan.  Specifically, the advance against acceptable inventory exceeded the bank’s formula by approximately $20,000 and the Company had not yet paid its past due taxes in full or otherwise subordinated the taxes to the bank in a manner acceptable to the bank.  On or about June 1, 2009, the parties executed a Forbearance Agreement pursuant to which the bank agreed to forbear from exercising its rights and remedies under the original loan document in exchange for the Company’s agreement that, until it provides satisfactory evidence that it has paid the past due taxes have been paid or otherwise subordinated to the bank and until it has raised $1.7 million in cash equity, the interest rate shall be increased to the Prime Rate plus 8%.  The forbearance agreement expired July 31, 2009.  On or about August 13, 2009, the parties executed a second forbearance agreement pursuant to which the bank agreed to forbear until November 9, 2009, in exchange for a $10,000 forbearance fee, a limitation on the loan against inventory to a maximum of $175,000, and interest to continue at the rate of Prime Rate plus 8%.  On or about November 12, 2009, the parties executed a third forbearance agreement pursuant to which the bank agreed to forbear until February 15, 2010, in exchange for a $20,000 forbearance fee, a weekly pay down of the loan against inventory, and the termination of the  balance of loan against receivables on or before February 15, 2010.  On that date, the Company was in the process of finalizing loan documents with a substitute factoring company.  As agreed, no further invoices were submitted to Summit for financing and Summit proceeded to apply all monies received on behalf of the Company to the loan balance.  In the meantime, the Company received from one of its preferred shareholders and term loan participants an offer to loan the Company $2.5 million conditional upon, among other things, an assignment of the Summit financing documents to the lender.  Summit and the Company subsequently agreed that the November 12, 2009 forbearance fee which had been added to the loan balance would be halved.  On or about March 3, 2010, Summit agreed to assign and the lender agreed to assume all rights and obligations under the Summit financing documents in exchange for full payment to Summit of the then outstanding amount of $220,080.  Summit was repaid in full on March 3, 2010.

●
In October 2009, the board approved the Company’s intentions to obtain an $850,000 term loan and to raise an additional $2 million in equity.  The board subsequently increased the limit on the term loan to $1,650,000.  As of mid-February 2010, the company had secured from existing shareholders a $150,000 bridge loan at an annual interest rate of nine percent (9%) which matured on September 8, 2009 (the "Bridge Loan") and $1,214,000 of the term loan at an annual interest rate of nine percent (9%) to mature on or about September 10, 2010 (the "Term Loan").  The Company has defaulted on repayment of the Bridge Loan by the maturity date, however, the lender has agreed to forbear collection until such time as the Company completes the equity raise.  As of May 31, 2010, the total amount due under the Bridge Loan including interest is $157,841.  The Term Loan amount was subsequently reduced to $924,000 (excluding interest) through the repayment of $290,000 to one of the term lenders in exchange in part for a new loan of $2.5 million (see below).  At that time, the due date of the loan was extended to December 31, 2011 and is reported under Long-Term Debt.  (See Note 13, Long Term Debt.)

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

10.           ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of May 31, 2011, the Company had accrued expenses and other liabilities of $517,618 which consisted primarily of $418,834 for accrued interest on term loans, vendor installment agreements of $60,895, accrued payroll of $20,311 and other accrued expenses of $17,578.  As of May 31, 2010, the Company had accrued expenses and other liabilities of $276,533 which consisted primarily of $5,601 for accrued payroll, $15,750 for professional fees, $149,849 for vendor installment agreements, $104,636 for accrued interest on term loans and other of $697.

11.           ACCRUED PAYROLL TAXES

The Company is in arrears with paying payroll taxes of $622,570. The Company is currently negotiating with the relevant tax authorities a payment program for the balance of taxes owed.

12.           INCOME TAXES

At May 31, 2011, the Company has available unused net operating loss carryforward (“NOL”) of approximately $15,380,000 that may be applied against future taxable income and expire at various dates through 2030.  The Company has a deferred tax assets arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined.  Such valuation allowance has increased approximately $975,000 during 2011.

	2011	2010
Deferred tax asset:
Net operating loss carryforward	$6,725,000	$5,750,000
Valuation allowance	(6,725,000)	(5,750,000)
Net deferred tax asset	$-0-	$-0-

A reconciliation of the statutory federal income (tax) benefit to actual tax benefit is as follows:

	2011	2010
Statutory federal income (tax) benefit	$(888,000)	$(801,000)
State and local tax benefit – net of federal benefit	(229,000)	(206,000)
Permanent differences – equity compensation and other	142,000	130,000
Income tax benefit utilized (not utilized)	975,000	877,000
Actual tax benefit	$-0-	$-0-

If the Company has a greater than 50% change in ownership of certain stock holdings by shareholders of the Company pursuant to Section 382 of the Internal Revenue Code, the net operating losses may be limited.  Currently no such evaluation has been performed.

13.           LONG TERM DEBT

At May, long-term debt consists of:	2011	2010
KeHE Loan,(a)	$770,000	$-0-
Long-Term Loan,(b)	3,000,000	2,500,000
Term Loans (Note 8)	-	924,000
Debt Discount, (c)	(279,620)	(437,370)
Total debt	$3,490,380	$2,986,630
Less current portion	(202,256)	-
Long term debt	$3,288,124	$2,986,630

(a)
On or about February 11, 2011, the Company entered into a three-year marketing and distribution agreement granting KeHE Distributors LLC the exclusive rights to distribute into retail outlets all Artisanal products with primary focus on the Company's 16-cheese CheeseClock program.  KeHE's exclusivity is dependent upon KeHE meeting specific minimum annual sales.   Under the agreement, KeHE earns a commission of five percent (5%) on all net sales to accounts serviced by KeHE and may also earn stock options upon meeting specified sales thresholds over the term of the agreement (See Notes to Financials, Note 14, Shareholders Equity for details).  The agreement further provides that KeHE will loan up to $520,000 to the Company to facilitate the purchase of inventory required for the KeHE accounts and that KeHE will advance up to an additional $100,000 of marketing funds to be used for in-store demonstrations and related marketing costs.  The loan bears interest at a rate of 3-Month LIBOR plus 5% to be paid quarterly and is secured by the Company's accounts receivable and inventory.  For so long as any amounts remain outstanding under the loan or KeHE maintains its exclusive distributor status and meets its annual minimum purchases, the Company may not incur any debt or issue any additional common stock without KeHE’s consent, which consent shall not be unreasonably withheld; except that the Company is permitted under the agreement to sell or otherwise issue the remaining 1,135,000 shares of its Series A Preferred Stock.  As of May 31, 2011, the Company had drawn down $520,000 of the total amount permitted under the agreement. In May 2011, it borrowed an additional $250,000 from KeHE to be repaid within 60 days.  For this reason, $250,000 of the KeHE loan is reported under Notes Payable. As an inducement for making this additional loan, the Company modified the vesting terms of KeHe’s 4,880,000 options, which were to be earned based on certain product purchase thresholds. Upon the execution, May 9th, 2011, of the amended Marketing and Distribution Agreement, KeHe became fully vested on 440,000 three year options exercisable at $.30 a share. The fair market value of these options, utilizing the Black Scholes model, was $75,386. These costs are being amortized over 60 days, hence as at May 31, 2011 there remained $47,744 of unamortized debt discount costs. The remaining 4,440,000 of options were to vest over the next 105 days if the $250,000 was not repaid. As of the date of this filing, the additional funds have not been repaid and the remaining options vested. The Company is currently renegotiating the vesting terms of these 4,880,000 of options as well as extending the due date of the $250,000.

(b)
On or about February 22, 2010, the Company entered a loan agreement with one of its preferred shareholders and term loan participants (the "Lender") for a loan of $2.5 million (the "Long Term Loan").  The loan was conditional upon the Lender obtaining a first security position on all of the Company's assets subject only to the priority security interest of Terrence Brennan and Marvin Numeroff in certain intellectual property of the Company.  This required the assignment by Summit Financial Resources LLP to the Lender of Summit's factoring facility dated February 18, 2009 (See Note 8, Notes Payable).  The loan was also conditional upon the Company's repurchase from Lender and its affiliate 500,000 shares of the redeemable convertible preferred stock held by them collectively, repayment to the Lender of amounts Lender had previously advanced to Borrower under the term loan agreements (discussed above), and issuance to Lender of 9,275,000 shares of the Company's $.001 par value common stock representing twenty percent of the Company's outstanding common stock on a fully-diluted basis.  The maturity date of this Long Term Loan is February 2013.  As of May 27, 2011, the Company increased the Long Term Loan by $500,000. As of May 31, 2011, the total amount owed under the Long-Term Loan including interest is $3,281,446.

(c)	A unamortized debt discount attributed to the Long-Term Loan as of May 31, 2011 and 2010 was $231,875 and $437, 370, respectively.

Five-Year Maturity of Debt Schedule

Principal

Fiscal 2011	1,294,000
Fiscal 2012
Fiscal 2013	3,520,000
Fiscal 2014	-
Fiscal 2015	-
Total	4,814,000

Such five year maturity schedule of debt is exclusive of the $279,620 of unamortized debt discount.

14.           SHAREHOLDERS’ EQUITY

Terms of Series A Preferred Stock (“Preferred Stock”)

The Preferred Stock is convertible at $.30 per share into $.001 par value Common Stock of Company, (equaling 60% of the issued and outstanding Common Stock of the Company on a fully diluted basis, excluding the Management Stock Option (see below)).  Initially, dividends were to be paid (a) at an annual rate of 12% in each of the first three years ending August 14, 2008, 2009, and 2010 and were to be paid in preferred shares and (b) after the first three years, at a rate of 12% if paid in cash or at a rate of 15% if paid in preferred shares, at the election of the Company.  In February 2010, the preferred shareholders voted to terminate the issuance of dividends effective November 30, 2009.  The preferred share dividends shall convert into Common Stock at $.30 per share.

The redemption provisions of these redeemable preferred shares are at the option of the Company. At any time prior to August 14, 2010, and upon 30 days advance notice, the Company had the right to redeem one-half of the Preferred Stock that is issued and outstanding by paying the Holder the full par value of the Preferred Stock plus accrued dividends in cash (the “First Redemption”).  The remaining one-half of the Preferred Stock that is issued and outstanding after the First Redemption can either be: (a) redeemed by the Company in cash at par value plus accrued dividends with the Holder also receiving a 2-year option to acquire 5% of the issued and outstanding Common Stock of the Company at an exercise price of $.30 per share, or, (b) converted into 30% of the issued and outstanding Common Stock of the Company (the “Second Redemption”).  The Holder shall have sole authority to elect subsection (a) or (b) above upon receiving a Redemption Notice.  Any Common Stock or Common Stock Option issued pursuant to the First Redemption or the Second Redemption shall be on a fully-diluted basis.

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

In the event of a liquidation, the Preferred Stockholders shall receive a cash payment of $1.20 per preferred share.

Preferred Stock Issuances

The Company has sold 5,350,000 shares of redeemable convertible Preferred Stock at a price of $1.00 per share for total gross proceeds of $5,350,000.  In February 2010, as a condition of the Long Term Loan financing, the Company repurchased 500,000 shares of preferred stock as part of its $2.5 million loan agreement with the Lender (See Note 13, Long Term Debt).  The Company paid a total of $500,000 for the repurchased shares.

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

The number of preferred shares issued as dividends from their initial sale in August 2007 through November 30, 2009 (the date upon which the dividends were deemed terminated) is 1,402,760.  In March 2011, a preferred shareholder converted 13,500 shares of preferred stock at the conversion price of $.30 per share into 45,000 shares of common stock.   As of May 31, 2011, the total number of preferred shares outstanding is 6,405,660.

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

In July 2010, the Company issued 50,000 shares of common stock to each of seven directors for a total of 350,000 shares for their agreement to serve as board members.  The company recorded an expense of $24,200 in connection with these shares over a one year amortization period.

In October, 2010, the Company issued a total of 65,000 shares of common stock to two employees. The company has record an expense of $38,786 in connection with these shares over a one year amortization period.

In December 2010, 25,000 shares of common stock previously issued to an employee were cancelled.

In March 2011, a preferred shareholder converted 13,500 shares of preferred stock at the conversion rate of $.30 per share for which the shareholder received 45,000 shares of common stock.

Stock Option

At the time the Company acquired Artisanal Cheese LLC (during fiscal year ended May 31, 2008), the Company offered Mr. Daniel W. Dowe and Mr. William Feeney of 5,100,000 of management stock options so as to encourage them to serve as Chairman/CEO and President of the Company, respectively.  Specifically, the  Company offered them five-year management stock options having an exercise price of $.30 per share that are exercisable into approximately 12% and 8%, respectively, of the Company’s common stock on a fully-diluted basis.  The options were not exercisable unless the Company (a) achieved $21.6 million in revenue or $2 million EBITDA in a full calendar year by no later than 2009 and (b) redeemed 2,125,000 shares of the preferred stock.  When Mr. Feeney resigned as President in January 2009, and Mr. Dowe assumed Mr. Feeney’s duties, the board voted at its meeting on January 31, 2009 to adjust the aforementioned percentages to 14.4% and 1.9%, respectively, recognizing Mr. Feeney’s contribution toward the acquisition of Artisanal Cheese LLC and his continued contribution as a consultant to the Company.  The board subsequently extended the date to achieve projected revenue to December 31, 2010.  In February 2010, Mr. Dowe's and Mr. Feeney's stock options were canceled.

At its board meeting on April 9, 2008, the board authorized three-year stock options to each of the seven non-managing board members totaling 770,000 stock options.  The options had an exercise price of $.30 per share that is exercisable into 0.4% of the Company’s Common Stock. These options expired on January 31, 2011.

On or about February 11, 2011, the Company entered a marketing and distribution agreement with KeHE Distributors pursuant to which the Company is obligated to issue stock options subject to KeHE achieving the purchase thresholds as set forth below:

Cumulative Purchases by KeHE	Shares Earned/ Cumulative Ownership

$500,000 by the first anniversary	468,000
$2,500,000 by the second anniversary	1,972,000
$6,000,000 by the third anniversary	2,440,000
Total	4,880,000

The total number of shares represents 9.99% of the Company’s common stock outstanding on a fully-diluted basis. The respective stock options which will have an exercise period of three years from the date of issuance at an exercise price of $.30 per share.  During May 2011, the Company amended the vesting terms of these options, whereby 440,000 of such options were vested and the remainder of such options issued vested post year end. The Company is currently re-negotiating the vesting terms of the 4,440,000 options vesting post year end.

A summary of the activity of stock options for the years ended May 31, 2011 and 2010 is as follows:

	Stock Options		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance – May 31, 2009	5,870,000	770,000	$.30	$.30
Granted Fiscal Year 2010	-	-	-	-
Exercised Fiscal Year 2010	-	-	-	-
Canceled Fiscal Year 2010	(5,100,000)	-	-	-
Balance – May 31, 2010	770,000	770,000	.30	.30
Granted Fiscal Year 2011	4,880,000	440,000	.30	.30
Exercised Fiscal Year 2011	-	-	-	-
Canceled Fiscal Year 2011	(770,000)	(770,000)	(.30)	(.30)
Balance – May 31, 2011	4,880,000	440,000	$.30	$.30

The intrinsic value of the Company’s options outstanding during the years ended May 31, 2011 and 2010 was $0 and $0, respectively.

Information, at date of issuance, regarding stock option grants for the year ended May 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Year ended May 31, 2011:
Exercise price exceeds market price	4,880,000	$.30	$.065
Exercise price equals market price	-	-	-
Exercise price is less than market price	-	-	-

The following table summarizes information about stock options outstanding and exercisable at May 31, 2011:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.01 to $.50	4,880,000	3	$.30	440,000

15.           COMMITMENTS AND CONTINGENCY

As of May 31, 2010 and May 31, 2009, the company has the following commitments and contingencies:

Term	Agreement	Monthly Expense

8/15/07 – 8/14/12	Preferred Vendor Agreement (a)	n/a

8/15/07 – 8/14/12	Product Development Agreement (b)	n/a

8/15/07 – 8/14/12	Trademark Assignment (c)	n/a

9/28/07 – 9/27/12	Lease Agreement (d)	$23,650

a.
The Company has entered into a five-year Preferred Vendor Agreement with two restaurant establishments owned by the former member of Artisanal Cheese, LLC, pursuant to which the Company will supply the restaurants or their affiliates with any and all premium cheese products at a high volume discount and at prices not to exceed prices offered to other customers, and the restaurants are to purchase exclusively from the Company provided the Company can meet terms and conditions acceptable to the restaurants.  The Preferred Vendor Agreement also provides for a credit to the restaurant establishments which credit shall be applied to the first $228,000 worth of product, not to exceed $57,000 in any calendar quarter.  This credit is the result of the payoff in full at the closing of Artisanal by one of its former members of a certain loan to the Company.  (See Note 8, Notes Payable).

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

c.
The Company has entered into a Trademark License Agreement pursuant to which the Company granted a royalty-free license to the two restaurant establishments to use the trade name “Artisanal Fromagerie & Bistro” and the derivative logo (consisting of an oval design with four stylized sheep seated in front of a barn and the words “Artisanal Fromagerie – Bistro – Wine Bar”) in connection with the operation, distribution and sale of cheese, cheese products and other food products from the restaurant establishments or their affiliated restaurants or retail stores.  In October 2009 this mark was assigned to the Licensees in accordance with the agreement.

d.
Upon closing the acquisition of Artisanal Cheese LLC in August 2007, the Company negotiated a new five-year lease for approximately 10,000 square feet commencing September 28, 2007, subject to rent increase of approximately ten percent per annum. The current lease payment is approximately $23,500 per month.  The leased space consists of all executive and sales offices, five cheese aging caves, a packaging and shipping facility, a customer call center and a 1,000 square foot cheese center consisting of a fully-equipped kitchen, classroom and presentation area with two large flat screen television panels used for conducting cheese education courses and third-party special events.  From this facility the business distributes its line of Artisanal Premium Cheese products to fine food wholesalers, specialty food outlets, restaurants and through its catalogue and Website.

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

16.           RELATED PARTY TRANSACTIONS

The wife of Daniel W. Dowe, the Company’s Chief Executive Officer and Chief Financial Officer, periodically provides legal and administrative services to the Company. For the years ended May 31, 2011 and 2010, Mrs. Dowe received $65,000 and $60,000, respectively for legal and administrative services performed throughout the year.

Beginning in July 2008, one of the Company’s directors, Jeffrey Roberts, began providing consulting services to the Company.  Effective January 2009, Mr. Roberts received a monthly fee of $2400 plus expenses. Mr. Roberts meets with various cheese producers throughout the United States to find new products and, in particular, products to be sold exclusively under the Company’s brand.  For the years ended May 31, 2011 and May 31, 2010, Mr. Roberts received approximately $0 and $7,367, respectively, for his services and out-of-pocket expenses.

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

17.           SUBSEQUENT EVENTS

For the period June 1, 2011 through September 9, 2011, the Company sold 630,000 shares of preferred stock to three investors for a total of $630,000.  An additional 277,544 shares of preferred stock were issued in lieu of interest due to two debt holders.

For the period June 1, 2011 through September 9, 2011, the long-term loan was increased by $200,000 for which the lender received 50,000 shares of preferred stock.

The Company is in negotiations to modify the vesting terms of the remaining 4,440,000 of options not vested at May 31, 2011 and extend the due date of $250,000 of related debt to KeHe.

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES.

(a)            Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses.

The material weakness identified are related to insufficient personnel  and accounting resources are not adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) reconcile certain general ledger accounts with the underlying activity (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Due to this material weakness, in preparing our financial statements for the year ended May 31, 2011 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.  Subsequent to May 31, 2011 we have hired an experienced accountant which will mitigate to an extent these material weaknesses.  However, given the growth of our company, as we continue to lack sufficient personnel and resources to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure, we expect that the material weaknesses in our disclosure controls and procedures will continue in 2011 until such time as we devote a portion of our limited resources to expanding our personnel and providing greater resources to our accounting staff.

(b)           Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

●              pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

 provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; an

●              provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.  Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.  Based on this assessment, our management has concluded that as of May 31, 2011, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses indentified in our disclosure controls and procedures as described earlier in this section.

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

The following table sets forth the names, ages, and principal positions of our executive officers and directors as of the filing date of this annual report:

Name	Age	Position

Daniel W. Dowe	49	Chairman of the Board, President and Chief Executive Officer
Keith DeMatteis	47	Director
Charles A. Knott	70	Director
William K. Lavin	66	Director
Donald P. Moriarty, Jr.	54	Director
John Nesbett	43	Director
Jeffrey Roberts	65	Director
Thomas Thornton	65	Director

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

John G. Nesbett.  For the past five years, John G. Nesbett has been Founder and President of Institutional Marketing Services, Inc. (IMS), a financial communications firm focused on emerging growth companies.  From 2003 to 2005, he was Managing Director and President of The Investor Relations Group.  From 1990 to 2002 he held various positions at Lippert/Heilshorn & Associates, ultimately becoming Managing Director.  Mr. Nesbett became a director in January 2008.

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

Thomas Thornton.  Mr. Thornton became a director in January 2008.  From 1990 to 1997 Mr. Thornton served as Chief Executive Officer of Dean & Deluca in New York, NY. From 1999 to 2003 he served as CEO of Carmine’s (a South Florida Specialty Food and Restaurant Chain), and from 1983 to 1987 he served as CEO at Orchard Supply Hardware in San Jose, CA. Mr. Thornton has consulted for Lindt Chocolates, Godiva Chocolates, Ghirardelli’s, and other entrepreneurial and retail chains.

There are no family relationships among the Company’s directors or among its executive officers, other than Janet L. Dowe, Esq. the spouse of the Company’s Chief Executive Officer who oversees administrative and legal matters for the Company. To the best of the Company’s knowledge, none of the directors or its executive officers have been involved in any legal proceedings or engaged in any activity over the past five years that are deemed material in evaluating the ability or integrity of its directors or executive officer or for which disclosure must be made in this report.

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

Item 11             EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year; and (ii) each other individual who served as an executive officer at the conclusion of the fiscal year ended May 31, 2011 and who received in excess of $100,000 in the form of total compensation during such fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Daniel W. Dowe Chairman, Chief	Fiscal 2011	200,000	0	0	0	0	0	0	200,000
Executive Officer President	Fiscal 2010	200,000	0	318,750(1)	0	0	0	0	518,750

`(1)  In February 2010, the Company issued 6,375,000 shares of common stock to Mr. Dowe and cancelled his existing stock option agreement in connection with an amended and restated employment agreement which provides, in pertinent part, for a term extension of three years.  The stock shall be fully vested but the officer shall be restricted from selling, transferring or otherwise disposing of more than 2,125,000 shares of said stock in each successive twelve month period commencing February 22, 2010.

Option Grants, Exercises, and Values

As of May 31, 2011, there were no outstanding equity awards held by the Company's officers.

Employment Agreements

 Pursuant to an amended and restated employment agreement entered with Chairman and Chief Executive  Officer, Daniel W. Dowe, in February 2010, he is to receive:

●	A base salary of $200,000;

●	Annual bonus determined by the Board of Directors in its sole discretion;

●
Participation in employee medical, health, pension, welfare, and insurance benefit plans as maintained by the Company from time to time for the general benefit of its executive employees, as well as all other benefits and perquisites as are made generally available to the Company’s executive employees;

●	At least four weeks annual vacation whereby no more than 10 consecutive days may be taken at a time; and

●
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

Compensation of Directors

The directors each received 50,000 shares of common stock during fiscal 2011.  Messrs. Knott and Moriarty each received 110,000 shares of common stock upon their appointment to the board of directors during fiscal year 2010.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of May 31, 2011, by (i) each person who we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of the executive officers named in the summary compensation table, and (iv) all directors and executive officers as a group.

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

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to conversion of preferred stock and options held by that person that are currently exercisable or exercisable within 60 days of May 31, 2011. We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Daniel W. Dowe, Chairman and Chief Executive Officer	6,375,000	(2)	14.0%
Keith DeMatteis, Director	3,153,718	(3)	6.9%
Charles A. Knott, Director	160,000	(4)	0.4%
William K. Lavin, Director	65,049	(5)	0.1%
Donald P. Moriarty, Jr.	160,000	(6)	0.4%
John Nesbett, Director	145,000	(7)	0.3%
Jeffrey Roberts, Director	50,000	(8)	0.1%
Thomas Thornton, Director	150,000	(9)	0.3%
Current directors and executive officers as a group (8 persons)	10,258,767	(10)	22.5%
Frederick G. Perkins, III, Investor	9,598,667	(11)	21.0%
Frank Sica, Investor	6,452,000	(12)	14.1%
Alphonso DeMatteis, Investor	3,089,432	(13)	6.7%
Carl Wolf, Investor	2,520,000	(14)	5.5%

(1)
Based on 45,552,516 shares of common stock consisting of: 24,200,316 common shares issued and outstanding as of May 31, 2011 and 21,352,200 common shares underlying the preferred shares issued and outstanding as of May 31, 2011 (including preferred share dividends through that date).

(2)
Represents 6,375,000 shares of common stock, fully vested but restricted from sale, transfer or other disposal of more than 2,125,000 shares of said stock in each successive twelve month period commencing February 22, 2010.

(3)
Includes 1,719,432 shares held by Alfonso DeMatteis for which Mr. Keith DeMatteis has power of attorney; 14,286 shares held by Calakar Construction Company, a company owned in part by Mr. Keith DeMatteis; and 411,000 shares of preferred stock held by Alphonso L. DeMatteis Family, L.P. and convertible into 1,370,00 shares of our common stock, for which Mr. Keith DeMatteis has power of attorney, and 50,000 shares of common stock held by Mr. Keith DeMatteis personally.

(4)	Includes 160,000 shares of common stock held by Mr. Knott.
(5)	Includes 65,049 shares of common stock held by Mr. Lavin.
(6)	Includes 160,000 shares of common stock held by Mr. Moriarty.
(7)	Includes 145,000 shares of common stock held by Mr. Nesbett.
(8)	Includes 50,000 shares of common stock held by Mr. Roberts.
(9)	Includes 150,000 shares of common stock held by Mr. Thornton.
(10)	Includes all shares referenced in footnotes 2 through 9 above.
(11)	Consists of 9,275,000 shares of common stock held and 97,100 shares of preferred stock convertible into 323,667 shares of our common stock.
(12)	Consists of 1,935,600 shares of preferred stock convertible into 6,452,000 shares of our common stock.
(13)
Includes 1,719,432 shares of common stock held by Alfonso DeMatteis and 411,000 shares of preferred stock held by Alphonso L. DeMatteis Family, L.P. and convertible into 1,370,00 shares of our common stock,

(14)	Consists of 756,000 shares of preferred stock convertible into 2,520,000 shares of our common stock.

Item 13	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no material relationships between the Company and the current directors and executive officers of the Company, other than as described below.

Mr. Dowe’s spouse, Janet L. Dowe, has periodically provided legal and administrative services to the Company.  For the year ended May 31, 2010 and through December 31, 2009, Mrs. Dowe received a consulting fee of $5,000 per month for various legal and administrative services, including the preparation and filing of all SEC quarterly and annual reports, closing and daily reconciliation of asset-based line of credit, bridge and term loan documentation, closing of long-term debt facility, contract reviews and various marketing and web-related services for a total of $60,000.  The fees paid to Mrs. Dowe for services rendered to the Company are approved by the Board of Directors, except for Mr. Dowe who is not entitled to vote on these matters.  Effective January 1, 2010, Mrs. Dowe became a part-time employee of the Company at an annual salary of $60,000.  Effective April 22, 2011, she became a full-time employee at an annual salary of $120,000.

Effective January 2009, Mr. Jeffrey Roberts received a monthly fee of $2,400 plus expenses for consulting services rendered to the Company on a temporary basis.  Mr. Roberts meets with various cheese producers throughout the United States to find new products and, in particular, products to be sold exclusively under the Company’s brand.  For the years ended May 31, 2011 and 2010, Mr. Roberts received approximately $0 and $7,367 for his services and out-of-pocket expenses, respectively.

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

Item 14              PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and unbilled for the fiscal years ended May 31, 2011 and 2010 for professional services rendered by our principal accountants for the audits of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q were approximately $37,000 and $43,000, respectively.

TAX AND OTHER FEES

The aggregate fees billed for the fiscal years ended May 31, 2011 and 2010 for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns was $2,500 and $2,500, respectively.

APPROVAL OF NON-AUDIT SERVICES AND FEES

None.

PART IV

Item 15             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.4	Form of Promissory Note to T. Brennan in the amount of $570,000

2.5	Form of Promissory Note to M. Numeroff in the amount of $130,000

2.7	Transitional Services Agreement between Artisanal Group LLC and Artisanal Cheese LLC dated August 14, 2007

2.8	Consulting Agreement between Artisanal Cheese LLC and Terrence Brennan dated August 14, 2007

2.9	Preferred Vendor Agreement by and among Artisanal Cheese LLC, Artisanal Fromagerie & Bistro, LLC, and 35 West 64th Restaurant Associates, L.P. dated August 14, 2007

2.1	Product Development Agreement by and among Artisanal Cheese LLC, Artisanal Fromagerie & Bistro, LLC, and 35 West 64th Restaurant Associates, L.P. dated August 14, 2007

2.11	Trademark License Agreement by and among Artisanal Cheese LLC, Artisanal Fromagerie & Bistro, LLC, and 35 West 64th Restaurant Associates, L.P. dated August 14, 2007

2.12	Noncompetition Agreement between Artisanal Cheese LLC and Terrence Brennan dated August 14, 2007

2.13	Noncompetition Agreement between Artisanal Cheese LLC and Marvin Numeroff dated August 14, 2007

3.1(v)	Certificate of Incorporation of Registrant as amended and filed with the Secretary of State of the State of New York

Item 15	(Cont’d)

Exhibit Number	Description

10.21	$150,000 Bridge Note dated July 10, 2009

10.22	Security Agreement relating to Bridge Note dated July 10, 2009

10.23	$850,000 Promissory Note dated July 10, 2009

10.24	Security Agreement relating to Term Loan dated July 10, 2009

10.27	Amended and Restated Employment Agreement between Registrant and Daniel W. Dowe

10.28	Loan Agreement (previously filed as Exhibit 10.23 with Form 10-Q for quarter ended

10.29	Security Agreement (previously filed as Exhibit 10.24 with Form 10-Q for quarter ended February 28, 2010)

10.3	Promissory Note (previously filed as Exhibit 10.25 with Form 10-Q for quarter ended

10.31*	First Supplemental Promissory Note dated September 1, 2010

10.32*	Second Supplemental Promissory Note dated November 1, 2010

10.33*	Third Supplemental Promissory Note dated November 2, 2010

10.34*	Marketing and Distribution Agreement dated February 11, 2011 and Addendum dated

10.35*	Fourth Supplemental Promissory Note dated May 27, 2011

21	Subsidiaries of Registrant

31.1*	Certification of Principal Executive and Financial Officer

31.2*	Certification of Principal Accounting Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350

32.2*	Certification Pursuant to 18 U.S.C. Section 1350

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Artisanal Brands, Inc. (formerly American Home Food Products, Inc.) has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ARTISANAL BRANDS, INC.

By:	/ss/ Daniel W. Dowe
Daniel W. Dowe, Chief Executive Officer
And Chief Financial Officer

Dated: September 13, 2011

ARTISANAL BRANDS, INC.

By:	/ss/ Gary J. Allen
Gary J. Allen
Senior Corporate Controller
Principal Accounting Officer

Dated: September 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:

Dated

/ss/ Daniel W. Dowe	Director	September 13, 2011
Daniel W. Dowe

/ss/ William K. Lavin	Director	September 13, 2011
William K. Lavin

/ss/ Keith DeMatteis	Director	September 13, 2011
Keith DeMatteis

/ss/Charles A. Knott	Director	September 13, 2011
Charles A. Knott

/ss/ John Nesbett	Director	September 13, 2011
John Nesbett

/ss/ Donald P. Moriarty, Jr.	Director	September 13, 2011
Donald P. Moriarty, Jr.

/ss/ Jeffrey Roberts	Director	September 13, 2011
Jeffrey Roberts

/ss/ Thomas Thornton	Director	September 13, 2011
Thomas Thornton