Form 10-Q
period 2011-08-31
Artisanal Brands, Inc.
filed 2011-10-17
CIK 945634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended August 31, 2011.

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

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

Title of each class
Common Stock, $.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐	Smaller reporting company. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date: 24,200,316 common shares and 7,163,454 Series A preferred shares  issued and outstanding as of September 20, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q                                                                                                                                       Incorporated Document
None

ARTISANAL BRANDS, INC.

Index

Part I Financial Information

		Page No.
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets at August 31, 2011 and May 31, 2011	F-1

	Consolidated Statements of Operations for the three months
	Ended August 31, 2011 and August 31, 2010	F-2

	Consolidated Statements of Cash Flows for the three months
	Ended August 31, 2011 and August 31, 2010	F-3

	Notes to Consolidated Financial Statements	F-4

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5

Item 4.	Controls and Procedures	5

Part II Other Information

Item 1.	Legal Proceedings	6

Item 1A.	Risk Factors	6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3.	Defaults Upon Senior Securities	7

Item 4.	(Removed and Reserved)	7

Item 5.	Other Information	7

Item 6.	Exhibits	7

PART I

Page No.
Item 1.	Financial Information (Unaudited)

	Consolidated Balance Sheets at August 31, 2011 and May 31, 2011	F-1

	Consolidated Statements of Operations for the three months ended August 31, 2011 and August 31, 2010	F-2

	Consolidated Statements of Cash Flows for the three months ended August 31, 2011 and August 31, 2010	F-3

	Notes to Consolidated Financial Statements	F-4

ARTISANAL BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	August 31,	May 31,
	2011	2011
	(Unaudited)
CURRENT ASSETS:
Cash	$14,973	$43,547
Accounts receivable, net	214,597	317,751
Inventories	330,438	374,116
Prepaid expenses and other current assets	37,832	28,844

Total Current Assets	597,840	764,258

FIXED ASSETS, net	514,571	546,746
OTHER ASSETS	34,176	33,085
INTANGIBLES - at cost, net	3,531,179	3,552,179

Total Assets	$4,677,766	$4,896,268

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable	$570,245	$719,798
Note payable and current portion of long term debt	1,294,000	1,246,256
Prepaid gift certificates and other deferred revenue	53,768	51,296
Accrued expenses and other current liabilities	396,491	517,618
Accrued payroll taxes	693,748	622,570

Total Current Liabilities	3,008,252	3,157,538

LONG TERM DEBT, net of current portion	3,479,549	3,288,124

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 10,000,000 shares authorized, 7,163,454 and 6,405,660 shares issued and outstanding, respectively	7,163	6,405
Common stock - $0.001 par value, 40,000,000 shares authorized 24,200,316 and 24,200,316 shares issued and outstanding, respectively	24,200	24,200
Additional paid-in capital	18,797,401	17,028,389
Accumulated deficit	(20,638,799)	(18,608,388)

Total shareholders' deficit	(1,810,035)	(1,549,394)

Total Liabilities and Shareholders' Deficit	$4,677,766	$4,896,268

See notes to the consolidated financial statements.

ARTISANAL BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended August 31,
	2011	2010

SALES	$759,385	$930,908

COST OF GOODS SOLD	684,814	688,384

GROSS PROFIT	74,571	242,524

SELLING, GENERAL AND ADMINISTRATIVE ( includes equity based compensation of $1,011,976 and $27,998, respectively)	1,835,943	637,767
DEPRECIATION AND AMORTIZATION	54,696	54,696

LOSS FROM OPERATIONS
BEFORE INCOME TAXES AND INTEREST	(1,816,068)	(449,939)

OTHER (EXPENSE):
Interest income (expense)	(214,343)	(154,463)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(2,030,411)	(604,402)

INCOME TAXES	-	-

NET LOSS	$(2,030,411)	$(604,402)

LOSS APPLICABLE PER COMMON SHARE:
Basic	(0.08)	(0.03)
Diluted	(0.08)	(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	24,200,316	23,881,983
Diluted	24,200,316	23,881,983

See notes to the consolidated financial statements.

ARTISANAL BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months ended August 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,030,411)	$(604,402)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and impairment of equipment	33,696	33,696
Amortization of intangibles	21,000	21,000
Amortization of debt discount	89,168	38,646
Equity based compensation attributed to debt	976,628	-
Common stock issued for services	35,348	27,998
Changes in assets and liabilities, net of the effect from acquisition:
Accounts receivable	103,154	604
Inventory	43,678	63,009
Prepaid expenses and other assets	(8,988)	26,318
Accounts payable	127,991	(120,378)
Accrued expenses and other current liabilities	(47,476)	37,615
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(656,212)	(475,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,521)	-
Increase(Decrease) in security deposit	(1,091)	2,284
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	(2,612)	2,284

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Increase(Decrease) in notes payable	200,000	(57,138)
Sale of preferred stock	430,250	-
Proceeds from Shareholder loan	-	200,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	630,250	142,862

NET DECREASE IN CASH	(28,574)	(330,748)

CASH AT BEGINNING OF FISCAL YEAR	43,547	384,998

CASH AT END OF PERIOD	$14,973	$54,250

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$20,832	$5,671
Income taxes	-	-
Non-cash financing activies:
Preferred and common shares issued for services	$-	24,200
Preferred shares issued for interest	277,544	-

See notes to financial statements.

ARTISANAL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2011
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Artisanal Brands, Inc., Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Operating results expected for the three months ended August 31, 2011 are not necessarily indicative of the results that may be expected for the year ending May 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2011.  Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such period.

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

Trade Accounts Receivable and Other Receivables, Net

The Company's accounts receivable consist primarily of amounts due from customers for the sale of its products. The Company records an allowance for doubtful accounts based on management's estimate of collectability of such trade and notes receivables outstanding. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any. The recorded allowance at August 31, 2011 and May 31, 2011, was $15,000 and $15,000, respectively.

Revenue Recognition

The Company recognizes revenues associated with the sale of its products at the time of delivery to customers.

Marketing and Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses charged to operations for the three months ended August 31, 2011 and 2010 were approximately $102,414 and $30,083, respectively.

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

Equity-based Compensation

The Company accounts for equity-based compensation in accordance with guidance issued by the FASB, Share-Based Payment.  The Company records compensation expense using a fair-value-based measurement method for all awards granted. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s equity-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the equity-based compensation expense could be significantly different from what we have recorded in the current period.  Equity-based compensation for the three months ended August 31, 2011 and August 31, 2010 was $1,011,976 and $27,998, respectively.  Of the equity-based compensation booked during the quarter ended August 31, 2011, $976,628  is attributable to the vesting of 4,440,000 common stock options that had been granted to KeHE Distributors in connection with the marketing and distribution agreement entered in February 2011 and amended in May 2011.

Net Income/(Loss) Per Share

In accordance with the FASB guidance for, "Earnings Per Share", basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. For the three months ended August 31, 2011, diluted loss per share is the same as basic loss per share since the inclusion of the 4,880,000 outstanding stock options and warrants would be antidilutive.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, and accounts payable, approximated fair value as of August 31, 2011, because of the relatively short-term maturity of these instruments and their market interest rates. Since a portion of long-term debt is in default, it is not possible to estimate its value.

Recent Accounting Pronouncements

Any new accounting pronouncements issued but not yet effective have been deemed not to be relevant to the operations of the Company, hence the effects of such undisclosed new accounting pronouncements will have no effect on the Company.

3.	ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following:

	August 31,	May 31,
	2011	2011
Trade accounts receivable	$234,404	$327,566
Employees	4,807	5,185
	229,597	332,751
Less allowance for doubtful accounts	(15,000)	(15,000)
	$214,597	$317,751

4.	INVENTORIES

        Inventories are valued on a first-in-first-out (FIFO) basis.  Inventories consisted of the following:

	August 31,	May 31,
	2011	2011
Cheese Inventory	$133,569	$152,185
Shipping/Packing Material Inventory	169,038	188,183
Accessories & Books Inventory	25,504	31,421
Beverage	2,327	2,327
	$330,438	$374,116

5.	PREPAID EXPENSES

As of August 31, 2011, the Company had prepaid expenses of $37,832, which consisted primarily of prepaid real estate taxes of $13,844, other operating expense $2,355 and prepaid insurance of $21,633. As of May 31, 2011, the Company had prepaid expenses of $28,844, which consisted primarily of prepaid insurance.

6.	NOTES PAYABLE

On August 31, 2011, notes payable consists of the following:

In October 2009, the board approved the Company’s intentions to obtain an $850,000 term loan.  The board subsequently increased the limit on the term loan to $1,650,000.  As of mid-February 2010, the company had secured from existing shareholders a $150,000 bridge loan at an annual interest rate of nine percent (9%) which matured on September 8, 2009 (the "Bridge Loan") and $1,214,000 of the term loan at an annual interest rate of nine percent (9%) to mature on or about September 10, 2010 (the "Term Loan").  The Company has defaulted on repayment of the Bridge Loan by the maturity date, however, the lender has agreed to forbear collection until such time as the Company completes a secondary offering.  The Term Loan amount was subsequently reduced to $894,000 (excluding interest) and the due date of the loan was extended to December 31, 2011.  As of August 31, 2011, the total amount due under the Bridge Loan including interest is $174,744 and the total amount due under the Term Loan including interest is $1,021,081.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of August 31, 2011, the Company had accrued expenses and other liabilities of $396,491 which consisted primarily of $235,214 for accrued interest on term loans, vendor installment agreements of $60,895 and other miscellaneous accruals for $100,382.  As of May 31, 2011, the Company had accrued expenses and other liabilities of $517,618 which consisted primarily of $418,834 for accrued interest on term loans, vendor installment agreements of $60,895, accrued payroll of $20,311 and other accrued expenses of $17,578.

8.	ACCRUED PAYROLL TAXES

The Company is in arrears with paying payroll taxes of $693,748. The Company is currently negotiating with the relevant tax authorities a payment program for the balance of taxes owed.

9.	LONG TERM DEBT

	August 31, 2011	May 31, 2011
At August 31, 2011, long-term debt consists of:
KeHE Loan,(a)	$770,000	$770,000
Long-Term Loan,(b)	3,200,000	3,000,000
Debt Discount, (c)	(240,451)	(279,620)
Total debt	$3,729,549	$3,490,380
Less current portion	(250,000)	(202,256)
Long term debt	$3,479,549	$3,288,124

(a)
On or about February 11, 2011, the Company entered into a three-year marketing and distribution agreement granting KeHE Distributors LLC the exclusive rights to distribute into retail outlets all Artisanal products with primary focus on the Company's 16-cheese CheeseClock program.  KeHE's exclusivity is dependent upon KeHE meeting specific minimum annual sales.   Under the agreement, KeHE earns a commission of five percent (5%) on all net sales to accounts serviced by KeHE and may also earn stock options upon meeting specified sales thresholds over the term of the agreement (See Notes to Financials, Note 14, Shareholders Equity for details).  The agreement further provides that KeHE will loan up to $520,000 to the Company to facilitate the purchase of inventory required for the KeHE accounts and that KeHE will advance up to an additional $100,000 of marketing funds to be used for in-store demonstrations and related marketing costs.  The loan bears interest at a rate of 3-Month LIBOR plus 5% to be paid quarterly and is secured by the Company's accounts receivable and inventory.  For so long as any amounts remain outstanding under the loan or KeHE maintains its exclusive distributor status and meets its annual minimum purchases, the Company may not incur any debt or issue any additional common stock without KeHE’s consent, which consent shall not be unreasonably withheld; except that the Company is permitted under the agreement to sell or otherwise issue the remaining 1,135,000 shares of its Series A Preferred Stock.  As of May 2011, the Company had drawn down $520,000 of the total amount permitted under the agreement. In May 2011, it borrowed an additional $250,000 from KeHE to be repaid within 60 days.  For this reason, $250,000 of the KeHE loan is reported under Notes Payable. As an inducement for making this additional loan, the Company modified the vesting terms of KeHe’s 4,880,000 options, which were to be earned based on certain product purchase thresholds. Upon the execution on May 9, 2011, of the amended Marketing and Distribution Agreement, KeHe became fully vested on 440,000 three year options exercisable at $.30 a share. The fair market value of these options, utilizing the Black Scholes model, was $75,386. These costs were amortized over 60 days. The remaining 4,440,000 of options to be earned for future purchases of inventory were to become fully vested on August 22, 2011, if the $250,000 was not repaid. The additional funds were not repaid and the remaining options vested. The fair market value of these options, utilizing the Black Scholes model, was $976,628 all of which was expensed immediately.  As of August 31, 2011, the total amount due under the KeHE Agreement including interest is $787,847.

(b)
On or about February 22, 2010, the Company entered a loan agreement with one of its preferred shareholders and term loan participants (the "Lender") for a loan of $2.5 million (the "Long Term Loan").  On specified dates since then, the Long Term Loan has been increased by a total of $700,000.  The original loan was conditional upon the Lender obtaining a first security position on all of the Company's assets.  The loan was also conditional upon the Company's repurchase from Lender and its affiliate of 500,000 shares of the redeemable convertible preferred stock held by them collectively, repayment to the Lender of amounts Lender had previously advanced to Borrower under the Term Loan agreement (discussed above), and issuance to Lender of 9,275,000 shares of the Company's $.001 par value common stock representing twenty percent of the Company's outstanding common stock on a fully-diluted basis.  The maturity date of this Long Term Loan is February 2013.  In August 2011, the Company issued 50,000 shares of preferred stock to a lender in connection with a loan to the Company of $200,000.  The company recorded total debt discount of $50,000 and interest expense of $2,778 in connection with these shares.  As of August 31, 2011, the total amount due under the Long Term Loan including interest is $3,265,403.

(c)	A unamortized debt discount attributed to the Long-Term Loan as of August 31, 2011 and May 31, 2011 was $240,451 and $279.620, respectively.

10.	SHAREHOLDERS’ EQUITY

Preferred Stock Issuances

During the quarter, several private investors made an equity investment of $430,250 for which these investors received 430,250 shares of the Company’s redeemable convertible preferred stock. The proceeds were used for operating capital.

During the quarter, a secured lender agreed to accept payment of the outstanding interest owed on its note through May 25, 2011,  totaling approximately $277,544 into 277,544 shares of the Company’s preferred stock.

In August 2011, the Company issued 50,000 shares of preferred stock to a lender in connection with a loan to the Company of $200,000.  The company recorded total debt discount of $50,000 and interest expense of $2,778 in connection with these shares.

Common Stock Issuances

No common stock was issued during the three month period ended August 31, 2011.

Stock Option

On or about February 11, 2011, the Company entered a marketing and distribution agreement with KeHE Distributors pursuant to which the Company is obligated to issue stock options subject to KeHE achieving the purchase thresholds as set forth below:

Shares Earned/
Cumulative Purchases by KeHE	Cumulative Ownership

$500,000 by the first anniversary	468,000
$2,500,000 by the second anniversary	1,972,000
$6,000,000 by the third anniversary	2,440,000
Total	4,880,000

The total number of shares represents 9.99% of the Company’s common stock outstanding on a fully-diluted basis. The respective stock options which will have an exercise period of three years from the date of issuance at an exercise price of $.30 per share.  During May 2011, the Company amended the vesting terms of these options, whereby 440,000 of such options were vested and the remainder of the options vested as of August 31, 2011.  Due to time constraints, the Company did not obtain the requisite approval of two-thirds of the outstanding preferred shares prior to the execution of the amendment which accelerated these options.  As of the date of this filing, the Company is in the process of obtaining this approval together with preferred shareholder approval for a plan to raise new equity that management has deemed necessary to finance the Company's future business expansion.  The Company anticipates that approval for both the options and equity raise will be received during the next fiscal quarter.

11.	SUBSEQUENT EVENTS

On September 9, 2011, the Company sold the final 370,000 shares of preferred stock to an existing shareholder for the purchase price of $370,000.

Item 2.	Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-Q. The Financial Statements for the three month period ending August 31, 2011, included in this Form 10-Q are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Three Months ending August 31, 2011 v. August 31, 2010

In the three month period ended August 31, 2011, we recorded sales of $759,385 versus $930,908 in the corresponding three month period in 2010.  While it shows a decline in sales we aren't overly concerned because $460,000 of sales that we worked on during the summer and could have been booked this quarter were delayed and had to be recorded in September.  Had these revenues from our retail program been recorded in August we would have had a 31% increase in sales over the prior 3 month period ending August 31, 2010.  This would have kept us consistent with our quarter over quarter increases in sales that we have shown over the past 3 quarters.  On the other hand, our sales for the month of September 2011 will be nearly 100% greater than September 2010.  Our goal is to continue to grow at this pace and begin to realize profits each quarter even though, as we develop our retail plan, we continue to incur front-end marketing and sales expenses.

Our cost of goods sold shows a higher percentage of sales and consequently lowers our gross margin, but that is mostly a function of how we treat non-cheese inventory and shipping costs.   Our cheese cost is booked as a direct cost of goods sold against every sale.  However, when we purchase packaging materials and incur in-bound shipping charges we use a formula that is not related to actual sales. About 60% of these costs is expensed in the month they were incurred, with the remaining 40% being split into the next two successive months.  For instance, if we incur $100,000 in in-bound shipping charges in month of August, $60,000 would be recorded as an expense in August with $20,000 being expensed in the months of September and October, respectively.  While this formula isn't an exact accounting measure in a short-term period, over the course of a year or full quarter it works out well.  In August we made more progress with our financing plans and made larger cheese and non-cheese purchases.  As a result of our using this accounting treatment, more expenses were recorded in August even though the sales materialized in September.

In this three month period, the Company recorded a net loss from operations of $2,030,411 versus a net loss of $604,402 for the same period in 2010.  Of this amount, $976,628 is attributable to non-cash stock compensation expense relating to the vesting of 4,440,000 common stock options that had been granted to KeHE Distributors in connection with the marketing and distribution agreement entered in February 2011 and amended in May 2011.  Management determined that it was in the Company's best interest to accelerating the vesting of these options during this quarter and take the hit to income now, rather than over the three-year term of the agreement when the expense would increase with each potential uptick in our stock price.  In this three month period, the Company also incurred $214,343 in interest charges, which is attributable primarily to interest on the term loan, the bridge loan and long-term debt.  In August, we paid off all interest on the long-term debt with shares of Series A preferred stock which helped us address this issue without the use of cash and contributed another $280,000 to our book value.

Our selling, general and administrative expenses increased significantly this quarter due to the number of industry trade shows we attended with KeHE and 3-5 day road shows we ran with Costco in its north east and south east divisions.  This is another example of how our expenses in the short-term increased dramatically and contribute to operating losses that will reverse themselves in the near term as new revenues materialize from these efforts in subsequent periods. .

The Company also incurred $21,000 of amortization charges relating to the intangible assets and $33,696 of depreciation on the fixed assets.

On August 31, 2011, the Company had $597,840 in current liquid assets, which consisted primarily of inventory of $330,438, prepaid expenses of $37,832 and accounts receivable of $214,597. The Company had leasehold improvements and equipment of $514,571, and intangibles of $3,531,179 net of amortization.

Liquidity and Financial Resources at August 31, 2011

As of August 31, 2011, the Company had $3,008,252 in current liabilities, which includes $1,294,000 in notes payable and current portion of long-term debt.  The Company had accounts payable of $570,245, accrued taxes of $693,748, and accrued expenses and other current liabilities totaling $396,491.  The Company’s current liabilities also include outstanding prepaid gift certificates and other deferred revenue totaling $53,768.

In September we plan to take one of two courses to further improve our balance sheet.  We will either pursue an offering of common stock to raise as much as $8,000,000 to pay down debts and afford our company greater working capital to build out our sales organization or postpone this offering if market conditions aren't favorable to shareholders and pursue a smaller offering of $1.5 million to address short-term debts that are maturing and avail the Company of additional working capital to build revenues and re-assess the larger capital raise in the Spring of 2012.

Over the last few months, the Company has raised additional sums of capital from our current lender and shareholders in the form of additions to the Long Term Loan (as described below) and the sale of the final outstanding 1,135,000 shares of Series A Preferred Stock.  The board had authorized in 2007 in connection with the acquisition of Artisanal's operations but the shares were not sold at that time (See Note 11, Subsequent Events).

On or about February 22, 2010, the Company entered a loan agreement with one of its preferred shareholders and term loan participants (the "Lender") for a loan of $2.5 million (the "Long Term Loan").  On specified dates since then, the Long Term Loan has been increased by a total of $700,000.  The original loan was conditional upon the Lender obtaining a first security position on all of the Company's assets.  The loan was also conditional upon the Company's repurchase from Lender and its affiliate of 500,000 shares of the redeemable convertible preferred stock held by them collectively, repayment to the Lender of amounts Lender had previously advanced to Borrower under the Term Loan agreement and issuance to Lender of 9,275,000 shares of the Company's $.001 par value common stock representing twenty percent of the Company's outstanding common stock on a fully-diluted basis.  As of August 31, 2011, the total amount due under the Long Term Loan including interest is $3,265,403.

On or about February 11, 2011, the Company entered into a three-year marketing and distribution agreement granting KeHE Distributors LLC the exclusive rights to distribute into retail outlets all Artisanal products with primary focus on the Company's 16-cheese CheeseClock program.  KeHE's exclusivity is dependent upon KeHE meeting specific minimum annual sales.   Under the agreement, KeHE earns a commission of five percent (5%) on all net sales to accounts serviced by KeHE and may also earn stock options upon meeting specified sales thresholds over the term of the agreement (See Notes to Financials, Note 10, Shareholders Equity for details).  The agreement further provides that KeHE will loan up to $520,000 to the Company to facilitate the purchase of inventory required for the KeHE accounts and that KeHE will advance up to an additional $100,000 of marketing funds to be used for in-store demonstrations and related marketing costs.  The loan bears interest at a rate of 3-Month LIBOR plus 5% to be paid quarterly and is secured by the Company's accounts receivable and inventory.  (See Notes to Financials, Note 9(a) for additional details on the loan).   For so long as any amounts remain outstanding under the loan or KeHE maintains its exclusive distributor status and meets its annual minimum purchases, the Company may not incur any debt or issue any additional common stock without KeHE’s consent, which consent shall not be unreasonably withheld; except that the Company is permitted under the agreement to sell or otherwise issue the remaining 1,135,000 shares of its Series A Preferred Stock.

In May 2011, it borrowed an additional $250,000 from KeHE to be repaid within 60 days.  For this reason, $250,000 of the KeHE loan is reported under Notes Payable. As an inducement for making this additional loan, the Company modified the vesting terms of KeHe’s 4,880,000 options, which were to be earned based on certain product purchase thresholds. Upon the execution on May 9, 2011, of the amended Marketing and Distribution Agreement, KeHe became fully vested in 440,000 three year options exercisable at $.30 a share. The fair market value of these options, utilizing the Black Scholes model, was $75,386. These costs were amortized over 60 days. The remaining 4,440,000 of options were to become fully vested on August 22, 2011, if the $250,000 was not repaid. As of the date of this filing, the additional funds have not been repaid and the remaining options vested.  As of August 31, 2011, the total amount due under the KeHE Agreement, as amended, including interest is $787,847.

The Company generates cash from the sales of its product.  Wholesale and retail customers purchasing on an open account basis have 30-day payment terms.  All others sales pertaining to cheese and related items from our print catalog or website or sales relating to classes at the cheese center are paid through credit card which generally settle within three days of purchase.  While the Company believes its cash flow will be sufficient to meet its fixed monthly expenses, it intends to undertake a secondary offering to substantially advance its business plan as stated above.

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

Equity-Based Compensation

The computation of the expense associated with equity-based compensation requires the use of a valuation model.   The FASB guidance on equity-based compensation, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation.  The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options.  The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model and has no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of equity-based awards.    The FASB accounting guidance requires the recognition of the fair value of stock compensation in net income.  Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Omitted.

Item 4.	Controls and Procedures

(a)           Controls and Procedures

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

The material weakness identified are related to insufficient personnel  and accounting resources are not adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) reconcile certain general ledger accounts with the underlying activity (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Due to this material weakness, in preparing our financial statements for the quarter ended August 31, 2011 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.  Subsequent to August 31, 2011 we have hired an experienced accountant which will mitigate to an extent these material weaknesses.  However, given the growth of our company, as we continue to lack sufficient personnel and resources to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure, we expect that the material weaknesses in our disclosure controls and procedures will continue in 2011 until such time as we devote a portion of our limited resources to expanding our personnel and providing greater resources to our accounting staff.

(b)           Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

•           pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.  Based on this assessment, our management has concluded that as of August 31, 2011, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses indentified in our disclosure controls and procedures as described earlier in this section.

(c)           Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings

There are currently no legal matters against the Company that are of a material nature or that could adversely impact the Company’s business.

Item 1A.	Risk Factors

Omitted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During this quarter, several private investors made an equity investment of $430,250 for which these investors received 430,250 shares of the Company’s redeemable convertible preferred stock. The proceeds were used for operating capital.

During this quarter, a secured lender agreed to accept payment of the outstanding interest owed on its note through May 25, 2011,  totaling approximately $277,544 in the form of 277,544 shares of the Company’s preferred stock.

In August 2011, the Company issued 50,000 shares of preferred stock to a lender in connection with a loan to the Company of $200,000.  The company recorded total debt discount of $50,000 and interest expense of $2,778 in connection with these shares.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	(Removed and Reserved).

Item 5.	None.

Item 6.	Exhibits.

The following exhibits are included with this filing:

Exhibit 13.18	Form 8-K filed, re resignation of director

Exhibit 31.1*	Certification of Principal Executive Officer

Exhibit 31.2*	Certification of Principal Accounting Officer

Exhibit 32.1*	Certification Pursuant to 18 U.S.C Section 1350

Exhibit 32.2*	Certification Pursuant to 18 U.S.C Section 1350

Exhibit 101.INS**	XBRG Instance

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition

Exhibit 101.LAB**	XBRL Taxonomy Extension Labels

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith
**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Date:  October 14, 2011