Form 10-Q
period 2011-11-30
Artisanal Brands, Inc.
filed 2012-01-25
CIK 945634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended November 30, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date: 25,232,982 common shares and 7,270,154 Series A preferred shares  issued and outstanding as of January 13, 2012.  .

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q	Incorporated Document
None

ARTISANAL BRANDS, INC.

Index

PART I

Page No.
Item 1.	Financial Information (Unaudited)

	Consolidated Balance Sheets at November 30, 2011 and May 31, 2011	F-1

	Consolidated Statements of Operations for the three and six months Ended November 30, 2011 and November 30, 2010	F-2

	Consolidated Statements of Cash Flows for the six months Ended November 30, 2011 and November 30, 2010	F-3

	Notes to Consolidated Financial Statements	F-4

ARTISANAL BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	November 30,	May 31,
CURRENT ASSETS:	2011	2011
	(unaudited)

Cash	$161,238	$43,547
Accounts receivable, net	253,029	317,751
Inventories	350,496	374,116
Prepaid expenses and other current assets	45,381	28,844

Total Current Assets	810,144	764,258

FIXED ASSETS, net	474,146	546,746
OTHER ASSETS	30,722	33,085
INTANGIBLES - at cost, net	3,510,179	3,552,179

Total Assets	$4,825,191	$4,896,268

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable	$635,447	$719,798
Note payable and current portion of long term debt	1,414,000	1,246,256
Prepaid gift certificates and other deferred revenue	133,889	51,296
Accrued expenses and other current liabilities	479,013	517,618
Accrued payroll taxes	791,267	622,570

Total Current Liabilities	3,453,616	3,157,538

LONG TERM DEBT, net of current portion	3,526,529	3,288,124

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 10,000,000 shares authorized, 7,270,154 and 6,405,660 shares issued and outstanding, respectively	7,270	6,405
Common stock - $0.001 par value, 40,000,000 shares authorized 25,232,982 and 24,200,316 shares issued and outstanding, respectively	25,233	24,200
Additional paid-in capital	19,194,169	17,028,389
Accumulated deficit	(21,381,626)	(18,608,388)

Total shareholders' deficit	(2,154,954)	(1,549,394)

Total Liabilities & Shareholders' Deficit	$4,825,191	$4,896,268

See notes to the consolidated financial statements.

ARTISANAL BRANDS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010

SALES	$846,169	$1,173,313	$1,605,555	$2,104,221

COST OF GOODS SOLD	675,130	856,954	1,359,945	1,545,338

GROSS PROFIT	171,039	316,359	245,610	558,883

SELLING, GENERAL AND ADMINISTRATIVE	734,524	644,784	2,570,668	1,282,551
DEPRECIATION AND AMORTIZATION	54,696	54,696	109,392	109,392

LOSS FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST	(618,181)	(383,121)	(2,434,450)	(833,060)

OTHER INCOME( EXPENSES):
Interest income (expense) and other income	(124,443)	(118,984)	(338,786)	(273,447)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(742,624)	(502,105)	(2,773,236)	(1,106,507)

INCOME TAXES	-	-	-	-
NET LOSS	$(742,624)	$(502,105)	$(2,773,236)	$(1,106,507)

LOSS APPLICABLE PER COMMON SHARE
Basic	(0.03)	(0.02)	(0.11)	(0.05)
Diluted	(0.03)	(0.02)	(0.11)	(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
basic	24,716,649	24,147,816	24,544,538	24,020,316
diluted	24,716,649	24,147,816	24,544,538	24,020,316

See notes to the consolidated financial statements.

ARTISANAL BRANDS, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended November 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,773,236)	$(1,106,507)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	67,392	67,392
Amortization of intangibles	42,000	42,000
Amortization of debt discount	136,148	77,292
Equity based compensation attributed to debt	976,628
Common stock issued for services	63,255	62,921
Changes in assets and liabilities
Accounts receivable	64,722	(104,687)
Inventory	23,620	21,877
Prepaid expenses and other assets	(16,537)	17,146
Accounts payable	193,193	95,024
Accrued expenses and other current liabilities	212,685	80,530
NET CASH USED IN OPERATING ACTIVITIES	(1,010,130)	(747,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale/(Purchase) of fixed assets	5,208	(49,350)
Increase/(Decrease) in security deposit	2,363	1,971
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	7,571	(47,379)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Increase/(Decrease) in notes payable	200,000	14,105
Sale of preferred stock	800,250	-
Payment of term loan	(30,000)	-
Proceeds from Shareholder loan	150,000	400,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,120,250	414,105

NET INCREASE (DECREASE) IN CASH	117,691	(380,286)

CASH AT BEGINNING OF PERIOD	43,547	384,998

CASH AT END OF PERIOD	$161,238	$4,712

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$834	$-
Income taxes	-	-
Non-cash financing activies:
Conversion of preferred shares to common shares	263,300	-
Preferred shares issued for interest	$277,544	-

See notes to the consolidated financial statements.

ARTISANAL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2011
(UNAUDITED)

1.             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Artisanal Brands, Inc., Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Operating results expected for the six months ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ending May 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2011.  Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such period.

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

Trade Accounts Receivable and Other Receivables, Net

The Company's accounts receivable consist primarily of amounts due from customers for the sale of its products. The Company records an allowance for doubtful accounts based on management's estimate of collectability of such trade and notes receivables outstanding. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any. The recorded allowance at November 30, 2011 and May 31, 2011, was $15,000 and $15,000, respectively.

Revenue Recognition

The Company recognizes revenues associated with the sale of its products at the time of delivery to customers, when the price is fixed or determinable, persuasive evidence of an arrangement exists and collectability of the resulting recivable is reasonably assured.

In the current fiscal year the Company with its largest distributor, began to purchase from a foreign manufacturer and resell coolers for product displays. The sale of the coolers are recorded once delivery is tendered to the distributor.

Marketing and Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses charged to operations for the six months ended November 30, 2011 and 2010 were approximately $97,973 and $89,682, respectively.

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

Goodwill and Intangible Assets

Intangible assets at November 30, 2011 and May 31, 2011 relates to the assets acquired by the Company in August 2007.

The Company reviews long-lived assets, certain identifiable assets and any impairment related to those assets at least annually or whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.

Equity-based Compensation

The Company accounts for equity-based compensation in accordance with guidance issued by the FASB, Share-Based Payment.  The Company records compensation expense using a fair-value-based measurement method for all awards granted. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s equity-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the equity-based compensation expense could be significantly different from what we have recorded in the current period.  Equity-based compensation for the six months ended November 30, 2011 and November 30, 2010 was $1,039,883 and $62,921, respectively.  Of the equity-based compensation booked during the six months ended November 30, 2011, $976,628  is attributable to the vesting of 4,440,000 common stock options that had been granted to KeHE Distributors in connection with the marketing and distribution agreement entered in February 2011 and amended in May 2011.

Net Income/(Loss) Per Share

In accordance with the FASB guidance for, "Earnings Per Share", basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. For the six months ended November 30, 2011, diluted loss per share is the same as basic loss per share since the inclusion of the 4,880,000 outstanding stock options would be antidilutive.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, and accounts payable, approximated fair value as of November 30, 2011, because of the relatively short-term maturity of these instruments and their market interest rates. Since a portion of long-term debt is in default, it is not possible to estimate its value.

Recent Accounting Pronouncements

Any new accounting pronouncements issued but not yet effective have been deemed not to be relevant to the operations of the Company, hence the effects of such undisclosed new accounting pronouncements will have no effect on the Company.

3.             ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:
	November 30,	May 31,
	2011	2011
Trade accounts receivable	$263,246	$327,566
Employees	4,783	5,185
	268,029	332,751
Less allowance for doubtful accounts	(15,000)	(15,000)
	$253,029	$317,751

4.             INVENTORIES

Inventories are valued on a first-in-first-out (FIFO) basis.  Inventories consisted of the following:
	November 30,	May 31,
	2011	2011
Cheese Inventory	$125,102	$152,185
Shipping/Packing Material Inventory	158,380	188,183
Accessories & Books Inventory	63,502	31,421
Beverage	3,512	2,327
	$350,496	$374,116

5.             PREPAID EXPENSES

As of November 30, 2011, the Company had prepaid expenses of $45,381, which consisted primarily of prepaid real estate taxes of $9,233, prepaid books and accessories of $8,753, other operating expense of $6,704 and prepaid insurance of $20,691. As of May 31, 2011, the Company had prepaid expenses of $28,844, which consisted primarily of prepaid insurance.

6.             INTANGIBLE ASSETS

Intangible assets consist of the following:

		November 30,	May 31,
	Amortizable life	2011	2011
Trade name	Indefinite	$1,720,000	$1,720,000
Non-competition agreement	5 years	110,000	110,000
Non-contractual customer relationships	10 years	620,000	620,000
Goodwill	Indefinite	1,420,678	1,420,678
Total intangible assets		3,870,678	3,870,678
Accumulated amortization		(360,499)	(318,499)
		$3,510,179	$3,552,179

7.             NOTES PAYABLE

On November 30, 2011, notes payable consists of the following:

During the period July 2009 to February 2010, the company had secured from existing shareholders a $150,000 bridge loan at an annual interest rate of nine percent (9%) which matured on September 8, 2009 (the "Bridge Loan") and $1,214,000 of the term loan at an annual interest rate of nine percent (9%) to mature on or about September 10, 2010 (the "Term Loan").  The Company has defaulted on repayment of the Bridge Loan by the maturity date, however, the lender has agreed to forbear collection until such time as the Company completes a secondary offering.  The Term Loan amount has since been reduced to $864,000 (excluding interest) and the due date of the loan was extended to December 31, 2011.  As of November 30, 2011, the total amount due under the Bridge Loan including interest is $178,110 and the total amount due under the Term Loan including interest is $1,010,822.  Also reported under Notes Payable is a $250,000 short term loan from KeHE advanced in May 2011 (See Note 9-Long Term Debt).   The Company has defaulted on repayment of the Term Loan by the maturity date, however, has the full support of each of the lenders who have agreed to forbear until such time as the Company completes a secondary offering.  In November 2011, the company obtained a short term loan of $150,000 from a lender for purposes of obtaining advance product for seasonal sales.  The loan was to be repaid in three installments before December 31, 2011.  Interest accrued at eight percent (8%) and is to be repaid no later than January 31, 2012.

8.             ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of November 30, 2011, the Company had accrued expenses and other liabilities of $479,013 which consisted primarily of $332,125 for accrued interest on loans, vendor installment agreements of $60,895, accrued payroll of $54,330, accrued professional fees of $19,500 and other miscellaneous accruals for $12,028.  As of May 31, 2011, the Company had accrued expenses and other liabilities of $517,618 which consisted primarily of $418,834 for accrued interest on term loans, vendor installment agreements of $60,895, accrued payroll of $20,311 and other accrued expenses of $17,578.

9.             ACCRUED PAYROLL TAXES

The Company is in arrears with paying payroll taxes of $791,267 The Company is currently negotiating with the relevant tax authorities a payment program for the balance of taxes owed.

10.             LONG TERM DEBT

	November 30, 2011	May 31, 2011
At November 30, 2011, long-term debt consists of:

KeHE Loan,(a)	$770,000	$770,000
Long-Term Loan,(b)	3,200,000	3,000,000
Debt Discount, (c)	(193,471)	(279,620)
Total debt	$3,776,529	$3,490,380
Less current portion	(250,000)	(202,256)
Long term debt	$3,526,529	$3,288,124

(a)
On or about February 11, 2011, the Company entered into a three-year marketing and distribution agreement granting KeHE Distributors LLC the exclusive rights to distribute into retail outlets all Artisanal products with primary focus on the Company's 16-cheese CheeseClock program.  KeHE's exclusivity is dependent upon KeHE meeting specific minimum annual sales.   Under the agreement, KeHE earns a commission of five percent (5%) on all net sales to accounts serviced by KeHE and may also earn stock options upon meeting specified sales thresholds over the term of the agreement (See Notes to Financials, Note 10, Shareholders Equity for details).  The agreement further provides that KeHE will loan up to $520,000 to the Company to facilitate the purchase of inventory required for the KeHE accounts and that KeHE will advance up to an additional $100,000 of marketing funds to be used for in-store demonstrations and related marketing costs.  The loan bears interest at a rate of 3-Month LIBOR plus 5% to be paid quarterly and is secured by the Company's accounts receivable and inventory.  For so long as any amounts remain outstanding under the loan or KeHE maintains its exclusive distributor status and meets its annual minimum purchases, the Company may not incur any debt or issue any additional common stock without KeHE’s consent, which consent shall not be unreasonably withheld; except that the Company is permitted under the agreement to sell or otherwise issue the remaining 1,135,000 shares of its Series A Preferred Stock.  As of May 2011, the Company had drawn down $520,000 of the total amount permitted under the agreement. In May 2011, it borrowed an additional $250,000 from KeHE to be repaid within 60 days.  For this reason, $250,000 of the KeHE loan is reported under Notes Payable. As an inducement for making this additional loan, the Company modified the vesting terms of KeHe’s 4,880,000 options, which were to be earned based on certain product purchase thresholds. Upon the execution on May 9, 2011, of the amended Marketing and Distribution Agreement, KeHe became fully vested on 440,000 three year options exercisable at $.30 a share. The fair market value of these options, utilizing the Black Scholes model, was $75,386. These costs were amortized over 60 days. The remaining 4,440,000 of options to be earned for future purchases of inventory were to become fully vested on August 22, 2011, if the $250,000 was not repaid. The additional funds were not repaid and the remaining options vested. The fair market value of these options, utilizing the Black Scholes model, was $976,628 all of which was expensed immediately.  The principal of $770,000 is now due in May 2014.  As of November 30, 2011, the total amount due under the KeHE Agreement including interest is $797,926.

(b)
On or about February 22, 2010, the Company entered a loan agreement with one of its preferred shareholders and term loan participants (the "Lender") for a loan of $2.5 million (the "Long Term Loan").  On specified dates since then, the Long Term Loan has been increased by a total of $700,000.  The original loan was conditional upon the Lender obtaining a first security position on all of the Company's assets.  The loan was also conditional upon the Company's repurchase from Lender and its affiliate of 500,000 shares of the redeemable convertible preferred stock held by them collectively, repayment to the Lender of amounts Lender had previously advanced to Borrower under the Term Loan agreement (discussed above), and issuance to Lender of 9,275,000 shares of the Company's $.001 par value common stock representing twenty percent of the Company's outstanding common stock on a fully-diluted basis.  The maturity date of this Long Term Loan is February 2013.  As of November 30, 2011, the total amount due under the Long Term Loan including interest is $3,329,261.

(c)	A unamortized debt discount attributed to the Long-Term Loan as of November 30, 2011 and May 31, 2011 was $193,471 and $279,620, respectively.

11.           SHAREHOLDERS’ EQUITY

Preferred Stock Issuances

During the quarter ended August 31, 2011, several private investors made an equity investment of $430,250 for which these investors received 430,250 shares of the Company’s redeemable convertible preferred stock. The proceeds were used for operating capital.

During the quarter ended August 31, 2011, a secured lender agreed to accept payment of the outstanding interest owed on its note through May 25, 2011,  totaling approximately $277,544 into 277,544 shares of the Company’s preferred stock.

In August 2011, the Company issued 50,000 shares of preferred stock to a lender in connection with a loan to the Company of $200,000.  The company recorded total debt discount of $50,000 and interest expense of $2,778 in connection with these shares.

During the quarter ended November 30, 2011, one private investor made an investment of $370,000 for which he received 370,000 shares of the Company’s redeemable convertible preferred stock. The proceeds were used for operating capital.

During the quarter ended November 30, 2011, two preferred shareholders converted a total of 263,300 shares of preferred stock at the conversion rate of $.30 per share for which they received a total of 877,666 shares of common stock.

Common Stock Issuances

In September 2011, two preferred shareholders converted a total of 263,300 shares of preferred stock at the conversion rate of $.30 per share for which they received a total of 877,666 shares of common stock.

In October, 2011, the Company issued a total of 155,000 shares of common stock to three employees. The company has record an expense of $75,950 in connection with these shares over a one year amortization period.

Stock Option Issuances

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

12.           SUBSEQUENT EVENTS

In September 2011, the Company agreed to issue a total of 550,000 stock options to board members, subject to ratification at the annual shareholder meeting in January 2012, to replace those options which expired earlier in the year.  The stock options have an exercise period of three years from the date of issuance and an exercise price of $.30 per share.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-Q. The Financial Statements for the six month period ending November 30, 2011, included in this Form 10-Q are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Three Months ending November 30, 2011 v. November 30, 2010

In the three month period ended November 30, 2011, we recorded sales of $846,169 versus $1,173,313 in the corresponding three month period in 2010.  During this three month period the Company announced its primary distributor would begin placing the Company's branded refrigerated cases to retailers.  Although KeHE has issued a purchase order to the Company for 100 cases to be placed with third-party retailers and indeed has prepaid $76,000 for 20 of the cases on a guaranteed sale basis, the Company did not recognize any portion of the $380,000 sale as revenue until documentation is received from KeHE to support KeHE's placement of each container with third party retailers which could not be accomplished prior to this filing.  Management anticipates that substantially all 100 cases will be placed with retailers before the close of our third fiscal quarter and that the relevant documentation to support the sale will be forthcoming.  Going forward the Company expects to see increased revenue from the sale of its two new customized refrigerated cases as well as from the sixteen cheese program that fills the cases.

Notwithstanding the progress we are making with KeHE, our growth is still hampered by our need to complete a capital plan (described below) that will enable us to recruit new regional sales personnel to work, KeHE, Inc.’s  national sales team to accelerate placement of our Artisanal CheeseClock™ retail program in stores located throughout the country.  Since November 30, 2011 we have expanded our regional sales team by two people to have local representatives in two strong regions into which KeHe distributes – the Carolinas and Florida.  These people supplement the one hire we made in our first fiscal quarter to cover the Greater New York region that is serviced by KeHE’s Lehigh, PA facility.  Each of these new hires are charged with opening a minimum of ten stores per month in conjunction with KeHE field sales team.  Our capital plan calls for hiring 13 more regional sales representatives to be stationed strategically in regions of the country where KeHE’s distribution is concentrated.

As we make progress with our capital plans, we will fill two senior positions in our E-commerce business to drive sales online and through our affiliated marketing programs with major online and catalogue retailers.  Our E-commerce division can be our fastest growing business short-term and the one that drives the highest margin.  To achieve this potential, we need a deeper bench of more experienced personnel that can design a stronger customer acquisition plan and increase our daily online customer conversion rate which is improving, but not at the fullest potential we think we can achieve with senior management oversight.  These managers will be aided by approximately 8-10 new staff additions to increase the number of third party affiliates we can service, improve on SEO and SEM, acquisition of new customers and retention and higher annual sales per customer for existing online customers.

Our foodservice business is also being overhauled with a plan to hire a senior director of foodservice that can bring large account business from corporate executive dining service providers and the hospitality industry.  We plan to make three additional staff hires to broaden our coverage of large national accounts that we service only regionally, once the senior hire is made.

Our cost of goods sold increased this quarter mostly because of higher costs from fuel charges that impact prices on packaging, cheese transportation and surcharges from overnight carriers on home deliveries and much higher fuel surcharges per delivery.  We are now looking at competing shipping companies to control this cost better, assuming the new providers can offer more competitive rates.  With the planned completion of our capital plans we will be able to make greater use of ocean carrier versus the more expensive airfreight which affords us some benefits but reduces the amount of capital tied up in inventory.

Our cheese cost is booked as a direct cost of goods sold against every sale.  However, when we purchase packaging materials and incur in-bound shipping charges we use a formula that is not related to actual sales. About 60% of this cost is expensed in the month they were incurred, with the remaining 40% being split into the next two successive months.  We are now looking at changing this formula for more of our retail packaging supplies as we are ordering larger runs for packaging to drive our unit cost down, but seeing that these supplies last much longer that one month and sometimes can extend past a full quarter it increases our cost of goods sold on a short-term basis.  Going forward we plan to see a more consistent cost of goods sold.  The only other fluctuation we could realize are seasonal sales from our E-commerce business which generates a higher gross margin than our two other business lines – retail and foodservice.

In this three month period, the Company recorded a net loss before interest, taxes, depreciation and amortization of $563,485 versus $328,425 for the same period in 2010.  In this three month period, the Company also incurred $124,443 in interest charges, which is attributable primarily to interest on the term loan, the bridge loan and long-term debt.

Our selling, general and administrative expenses increased approximately $90,000 this quarter due to the number of industry trade shows we attended with KeHE and the 3-5 day road shows we ran with Costco in its north east and south east divisions.  This is another example of how our expenses in the short-term increased dramatically and contribute to operating losses that will reverse themselves in the near term as new revenues materialize from these efforts in subsequent periods.  Going forward we are planning to run co-branded demos and road shows at Costco with third party wine, beer and cracker makers that will subsidize our selling and marketing costs.  We also plan to increase our ranks of regional sales representatives which will reduce the higher travel expenses incurred by home office personnel traveling extensively by air with overnight lodging stays to meet with regional buyers for the retailers we are targeting.  The same for Costco costs, as regional sales personnel will be charged with running 3-5 day road shows at nearby Costco locations eliminating air fare and in many respects lodging expenses.

The Company also incurred $21,000 of amortization charges relating to the intangible assets and $33,696 of depreciation on the fixed assets.

On November 30, 2011, the Company had $810,144 in current liquid assets, which consisted primarily of cash of $161, 238, inventory of $350,496 and accounts receivable of $253,029.  This is against $635,447 in accounts payable.   The Company had leasehold improvements and equipment of $474,146 and intangibles of $3,510,179 net of amortization.

Six Months ending November 30, 2011 v. November 30, 2010

In the six month period ended November 30, 2011, we recorded sales of $1,605,555 versus $2,104,221 in the corresponding six month period in 2010. While it suggests a decline in sales, we were unable to include the sale of cases to KeHE (described under the three month analysis above). We continue to make progress with the various initiatives we put into play as far back as two years ago to make the company less dependent on low volume orders from our foodservice business from restaurants. Our retail sales are expanding as our E-commerce sales but our oldest business in foodservice, which was our largest is lower because our strategic changes and new for additional personnel to focus on our sales plans for foodservice.  When we acquired the business in 2007 close to 80% of our sales were  derived from the foodservice sector which was hit very hard by the national recession.  While the industry sector is regaining strength we aren’t emphasizing sales to local restaurants as our focus is now on corporate executive dining with national on-premise service providers like Aramark and Restaurant Associates/Compass Group.   In the hospitality sector we work much closer with Hyatt, Four Season, Ritz Carlton and other premium hotel accounts where banquet business offers much larger order volume and consistency.

Our cost of goods sold analysis is the same as we described above in the analysis of the past 3 months ending November 30, 2011.

In this six month period, the Company recorded a net loss from operations of $2,434,450 versus a net loss of $833,060 for the same period in 2010.  Of this amount, $976,628 is attributable to non-cash stock compensation expense relating to the vesting of 4,440,000 common stock options that had been granted to KeHE Distributors in connection with the marketing and distribution agreement entered in February 2011 and amended in May 2011.  Management determined that it was in the Company's best interest to accelerate the vesting of these options during our first quarter and take the hit to income immediately, rather than over the three-year term of the agreement when the expense would increase with each potential uptick in our stock price.  In this six month period, the Company also incurred $338,786 in interest charges, which is attributable primarily to interest on the term loan, the bridge loan and long-term debt.  In August, we paid off all interest on the long-term debt with shares of Series A preferred stock which helped us address this issue without the use of cash.

Our selling, general and administrative expenses increased significantly during this six month period this quarter due to the number of industry trade shows we attended with KeHE and the Costco road shows as discussed in the three month analysis above.

The Company also incurred $42,000 of amortization charges relating to the intangible assets and $67,392 of depreciation on the fixed assets.
.
Liquidity and Financial Resources at November 30, 2011

As of November 30, 2011, the Company had $3,453,616 in current liabilities, which includes $1,414,000 in notes payable and current portion of long-term debt.  The Company had accounts payable of $635,447, accrued taxes of $791,267, and accrued expenses and other current liabilities totaling $479,013.  The Company’s current liabilities also include outstanding prepaid gift certificates and other deferred revenue totaling $133,889.

In our last filing we expressed that we we planned to take one of two courses to further improve our balance sheet.  We will either pursue an offering of common stock to raise as much as $8,000,000 to pay down debts and afford our company greater working capital to build out our sales organization or postpone this offering if market conditions aren't favorable to shareholders and pursue a smaller offering of $1.5 million to address short-term debts that are maturing and avail the Company of additional working capital to build revenues and re-assess the larger capital raise in the Spring of 2012.  We have since determined to raise $6 million through the sale of common stock.  Our planned use of proceed will be to retire the shareholders loans of approximately $1.1 million  and pay off all accrued taxes leaving the company with approximately $4 million in working capital.  This level of working capital will help us make senior and junior hires to accelerate our growth plans in the 3 business  lines – retail, foodservice, E-commerce and lower our cost of goods sold by purchasing more merchandise in larger quantities and  relying less on air freight for international shipments of cheese.

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

On or about February 22, 2010, the Company entered a loan agreement with one of its preferred shareholders and term loan participants (the "Lender") for a loan of $2.5 million (the "Long Term Loan").  On specified dates since then, the Long Term Loan has been increased by a total of $700,000.  The original loan was conditional upon the Lender obtaining a first security position on all of the Company's assets.  The loan was also conditional upon the Company's repurchase from Lender and its affiliate of 500,000 shares of the redeemable convertible preferred stock held by them collectively, repayment to the Lender of amounts Lender had previously advanced to Borrower under the Term Loan agreement and issuance to Lender of 9,275,000 shares of the Company's $.001 par value common stock representing twenty percent of the Company's outstanding common stock on a fully-diluted basis.  As of November 30, 2011, the total amount due under the Long Term Loan including interest is $3,329,261.

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

In May 2011, it borrowed an additional $250,000 from KeHE to be repaid within 60 days.  For this reason, $250,000 of the KeHE loan is reported under Notes Payable. As an inducement for making this additional loan, the Company modified the vesting terms of KeHe’s 4,880,000 options, which were to be earned based on certain product purchase thresholds. Upon the execution on May 9, 2011, of the amended Marketing and Distribution Agreement, KeHe became fully vested in 440,000 three year options exercisable at $.30 a share. The fair market value of these options, utilizing the Black Scholes model, was $75,386. These costs were amortized over 60 days. The remaining 4,440,000 of options were to become fully vested on August 22, 2011, if the $250,000 was not repaid. As of the date of this filing, the additional funds have not been repaid and the remaining options vested.  As of November 30, 2011, the total amount due under the KeHE Agreement, as amended, including interest is $797,926.

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

As long as more than $1,500,000 of the Preferred stock is issued and outstanding, the Company shall require the prior written consent of holders representing two-thirds of the Preferred stock issued and outstanding to (a) sell, merge with, acquire or consolidate with another business entity, (b) incur additional leverage beyond the leverage contemplated by the Company and the preferred stock holders as part of the Company’s acquisition of Artisanal Cheese, LLC in 2007, or (c) issue any new shares of common stock or securities convertible or exercisable into Common Stock in excess of 2% of the shares of Common Stock issued and outstanding on a fully diluted basis as of August 14, 2007.  If the Company cannot obtain the requisite two-thirds approval, these restrictions may affect our liquidity and our ability to execute our business plan.

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

(a)              Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses.

The material weaknesses identified are related to insufficient personnel  and accounting resources deemed not adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) reconcile certain general ledger accounts with the underlying activity (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Due to this material weakness, in preparing our financial statements for the quarter ended November 30, 2011 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.  During this quarter, we hired a part-time  experienced accountant which has mitigated to an extent these material weaknesses.  However, given the growth of our company, as we continue to lack sufficient personnel and resources to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure, we expect that the material weaknesses in our disclosure controls and procedures will continue in 2012 until such time as we devote a portion of our limited resources to expanding our personnel and providing greater resources to our accounting staff.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.  Based on this assessment, our management has concluded that as of November 30, 2011, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses indentified in our disclosure controls and procedures as described earlier in this section.

(c)           Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings

There are currently no legal matters against the Company that are of a material nature or that could adversely impact the Company’s business.

Item 1A.	Risk Factors

Omitted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended August 31, 2011, several private investors made an equity investment of $430,250 for which these investors received 430,250 shares of the Company’s redeemable convertible preferred stock. The proceeds were used for operating capital.

During the quarter ended August 31, 2011, a secured lender agreed to accept payment of the outstanding interest owed on its note through May 25, 2011,  totaling approximately $277,544 into 277,544 shares of the Company’s preferred stock.

In August 2011, the Company issued 50,000 shares of preferred stock to a lender in connection with a loan to the Company of $200,000.  The company recorded total debt discount of $50,000 and interest expense of $2,778 in connection with these shares.

During the quarter ended November 30, 2011, one private investor made an investment of $370,000 for which he received 370,000 shares of the Company’s redeemable convertible preferred stock. The proceeds were used for operating capital.

During this quarter, two preferred shareholders converted a total of 263,300 shares of preferred stock at the conversion rate of $.30 per share for which they received a total of 877,666 shares of common stock.

Also during the quarter, the Company issued a total of 155,000 shares of common stock to three employees. The company has record an expense of $75,950 in connection with these shares over a one year amortization period.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.	None.

Item 6.	Exhibits.

The following exhibits are included with this filing:

Exhibit 13.18	Form 8-K filed, re resignation of director

Exhibit 31.1*	Certification of Principal Executive Officer

Exhibit 31.2*	Certification of Principal Accounting Officer

Exhibit 32.1*	Certification Pursuant to 18 U.S.C Section 1350

Exhibit 32.2*	Certification Pursuant to 18 U.S.C Section 1350

Exhibit 101.INS**	XBRL Instance

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition

Exhibit 101.LAB**	XBRL Taxonomy Extension Labels

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation

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

Date:  January 23, 2012