Form 10-Q
period 2012-02-29
Artisanal Brands, Inc.
filed 2012-04-13
CIK 945634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended February 29, 2012.

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date: 27,752,982 common shares and 6,514,154 Series A preferred shares  issued and outstanding as of April 13, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q	Incorporated Document
None

ARTISANAL BRANDS, INC.

PART I

Page No.
Item 1.	Financial Information (Unaudited)

	Consolidated Balance Sheets at February 29, 2012 and May 31, 2011 (Audited)	F-1

	Consolidated Statements of Operations for the three and nine months ended February 29, 2012 and February 28, 2011	F-2

	Consolidated Statements of Cash Flows for the nine months ended February 29, 2012 and February 28, 2011	F-3

	Notes to Consolidated Financial Statements	F-4

ARTISANAL BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	February 29,	May 31,
CURRENT ASSETS:	2012	2011
	(unaudited)

Cash	$16,567	$43,547
Accounts receivable, net	193,074	317,751
Inventories	420,178	374,116
Prepaid expenses	36,305	28,844

Total Current Assets	666,124	764,258

FIXED ASSETS, net	466,109	546,746
OTHER ASSETS	31,103	33,085
INTANGIBLES - at cost, net	3,489,179	3,552,179

Total Assets	$4,652,515	$4,896,268

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable	$648,321	$719,798
Note payable and current portion of long term debt	1,234,000	1,246,256
Prepaid gift certificates and other deferred revenue	106,524	51,296
Accrued expenses and other current liabilities	590,259	517,618
Accrued payroll taxes	951,332	622,570

Total Current Liabilities	3,530,436	3,157,538

LONG TERM DEBT, net of current portion	3,873,508	3,288,124

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 10,000,000 shares authorized, 6,514,154 and 6,405,660 shares issued and outstanding, respectively	6,514	6,405
Common stock - $0.001 par value, 100,000,000 shares authorized 27,752,982 and 24,200,316 shares issued and outstanding, respectively	27,753	24,200
Additional paid-in capital	19,401,307	17,028,389
Accumulated deficit	(22,187,003)	(18,608,388)

Total shareholders' deficit	(2,751,429)	(1,549,394)

Total Liabilities & Shareholders' Deficit	$4,652,515	$4,896,268

See notes to the unaudited consolidated financial statements.

ARTISANAL BRANDS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

SALES	$1,315,625	$1,517,927	$2,921,179	$3,622,148

COST OF GOODS SOLD	931,170	1,031,956	2,291,115	2,577,294

GROSS PROFIT	384,455	485,971	630,064	1,044,854

SELLING, GENERAL AND ADMINISTRATIVE	846,549	752,229	3,417,216	2,034,483
DEPRECIATION AND AMORTIZATION	54,696	60,551	164,088	169,943

LOSS FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST	(516,790)	(326,809)	(2,951,240)	(1,159,572)

OTHER INCOME( EXPENSES):
Interest income (expense) and other income	(145,656)	(83,747)	(484,442)	(357,194)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(662,446)	(410,556)	(3,435,682)	(1,516,766)

INCOME TAXES	-	-	-	-
NET LOSS	$(662,446)	$(410,556)	$(3,435,682)	$(1,516,766)

LOSS APPLICABLE PER COMMON SHARE
Basic	$(0.03)	$(0.02)	$(0.14)	$(0.06)
Diluted	$(0.03)	$(0.02)	$(0.14)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
basic	26,492,982	24,167,816	25,346,649	24,054,066
diluted	26,492,982	24,167,816	25,346,649	24,054,066

See notes to the unaudited consolidated financial statements.

ARTISANAL BRANDS, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	February 29, 2012	February 28, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,435,682)	$(1,516,766)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	101,088	106,943
Amortization of intangibles	63,000	63,000
Amortization of debt discount	183,128	104,743
Equity based compensation attributed to debt	997,047	-
Common stock issued for services	108,805	22,983
Changes in assets and liabilities
Accounts receivable	124,677	(7,848)
Inventory	(46,062)	(5,724)
Prepaid expenses and other assets	(7,461)	(8,030)
Accounts payable	206,067	192,140
Accrued expenses and other current liabilities	456,632	161,636
NET CASH USED IN OPERATING ACTIVITIES	(1,248,761)	(886,923)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale/(Purchase) of fixed assets	(20,451)	(62,850)
Increase/(Decrease) in security deposit	1,982	1,971
NET CASH USED IN INVESTING ACTIVITIES:	(18,469)	(60,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase/(Decrease) in notes payable	200,000	(4,898)
Sale of preferred stock	800,250	-
Payment of long-term debt	-	(66,519)
Proceeds/(Payment) of term loan	(60,000)	320,000
Proceeds from Shareholder loan	300,000	400,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,240,250	648,583

NET DECREASE IN CASH	(26,980)	(299,219)

CASH AT BEGINNING OF PERIOD	43,547	384,998

CASH AT END OF PERIOD	$16,567	$85,779

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,085	$6,732
Income taxes	-	-
Non-cash financing activities:
Conversion of preferred shares to common shares	1,019,300	-
Preferred shares issued for interest	$277,544	-

See notes to the unaudited consolidated financial statements.

ARTISANAL BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 29, 2012
(UNAUDITED)

1.         BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Artisanal Brands, Inc., Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Operating results expected for the nine months ended February 29, 2012 are not necessarily indicative of the results that may be expected for the year ending May 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2011.  Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such period.

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

Trade Accounts Receivable and Other Receivables, Net

The Company's accounts receivable consist primarily of amounts due from customers for the sale of its products. The Company records an allowance for doubtful accounts based on management's estimate of collectability of such trade and notes receivables outstanding. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any. The recorded allowance at February 29, 2012 and May 31, 2011, was $15,000 and $15,000, respectively.

Revenue Recognition

The Company recognizes revenues associated with the sale of its products at the time of delivery to customers, when the price is fixed or determinable, persuasive evidence of an arrangement exists and collectability of the resulting receivable is reasonably assured.

In the current fiscal year the Company with its largest distributor, began to purchase from a foreign manufacturer and resell coolers for product displays. The sale of the coolers are recorded once delivery is tendered to the distributor.

Marketing and Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses charged to operations for the nine months ended February 29, 2012 and February 28, 2011 were approximately $119,318 and $162,957, respectively.

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

Goodwill and Intangible Assets

Intangible assets at February 29, 2012 and May 31, 2011 relates to the assets acquired by the Company in August 2007.

The Company reviews long-lived assets, certain identifiable assets and any impairment related to those assets at least annually or whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.

Equity-based Compensation

The Company accounts for equity-based compensation in accordance with guidance issued by the FASB, Share-Based Payment.  The Company records compensation expense using a fair-value-based measurement method for all awards granted. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s equity-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the equity-based compensation expense could be significantly different from what we have recorded in the current period.  Equity-based compensation for the nine months ended February 29, 2012 and February 28, 2011 was $1,105,852 and $22,958, respectively.  Of the equity-based compensation booked during the nine months ended February 29, 2012, $976,628  is attributable to the vesting of 4,440,000 common stock options that had been granted to KeHE Distributors in connection with the marketing and distribution agreement entered in February 2011 and amended in May 2011 and $24,020 is attributable to the vesting of 550,000 common stock options that had been granted to board members to replace those options which expired earlier in the year.

Net Income/(Loss) Per Share

In accordance with the FASB guidance for, "Earnings Per Share", basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. For the nine months ended February 29, 2012, diluted loss per share is the same as basic loss per share since the inclusion of the 5,430,000 outstanding stock options would be antidilutive.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, notes receivable, and accounts payable, approximated fair value as of February 29, 2012, because of the relatively short-term maturity of these instruments and their market interest rates. Since a portion of long-term debt is in default, it is not possible to estimate its value.

Recent Accounting Pronouncements

Any new accounting pronouncements issued but not yet effective have been deemed not to be relevant to the operations of the Company, hence the effects of such undisclosed new accounting pronouncements will have no effect on the Company.

3.         ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	February 29,	May 31,
	2012	2011
Trade accounts receivable	$203,146	$327,566
Employees	4,928	5,185
	208,074	332,751
Less allowance for doubtful accounts	(15,000)	(15,000)
	$193,074	$317,751

4.         INVENTORIES

Inventories are valued on a first-in-first-out (FIFO) basis.  Inventories consisted of the following:

	February 29,	May 31,
	2012	2011
Cheese Inventory	$125,233	$152,185
Shipping/Packing Material Inventory	221,122	188,183
Accessories & Books Inventory	71,724	31,421
Beverage	2,099	2,327
	$420,178	$374,116

5.         PREPAID EXPENSES

As of February 29, 2012, the Company had prepaid expenses of $36,305, which consisted primarily of prepaid real estate taxes of $4,621, other operating expense of $5,289 and prepaid insurance of $26,395. As of May 31, 2011, the Company had prepaid expenses of $28,844, which consisted primarily of prepaid insurance.

6.         INTANGIBLE ASSETS

Intangible assets consist of the following:

		February 29,	May 31,
	Amortizable life	2012	2011
Trade name	Indefinite	$1,720,000	$1,720,000
Non-competition agreement	5 years	110,000	110,000
Non-contractual customer relationships	10 years	620,000	620,000
Goodwill	Indefinite	1,420,679	1,420,678
Total intangible assets		3,870,679	3,870,678
Accumulated amortization		(381,500)	(318,499)
		$3,489,179	$3,552,179

7.         NOTES PAYABLE

	February 29, 2012	May 31, 2011
At February 29, 2012, notes payable consists of:

Bridge Loan, (a)	$150,000	$150,000
Term Loan, (b)	834,000	894,000
KeHE Loan-current portion, (c)	250,000	250,000
Total Notes payable	$1,234,000	$1,294,000

(a)
In July 2009, we secured from an existing shareholder a $150,000 bridge loan at an annual interest rate of nine percent (9%) which matured on September 8, 2009 (the "Bridge Loan").  The Company has defaulted on repayment of the Bridge Loan by the maturity date, however, the lender has agreed to forbear collection until such time as the Company completes a secondary offering.  As of February 29, 2012, the total amount due under the Bridge Loan including interest is $181,475.

(b)
During the period July 2009 to February 2011, we secured from several existing shareholders a term loan in the aggregate amount of $1,214,000 at an annual interest rate of nine percent (9%) to mature on or about September 10, 2010 (the "Term Loan").  The Term Loan amount has since been reduced to $834,000 (excluding interest) and the due date of the loan was extended to December 31, 2011.  The Company has defaulted on repayment of the Term Loan by the maturity date, however, the lenders have agreed to forbear collection until such time as the Company completes a secondary offering.  As of February 29, 2012, the total amount due under the Term Loan including interest is $998,477.

(c)
Also reported under Notes Payable is a $250,000 short term loan from KeHE advanced in May 2011 (See Note 9-Long Term Debt).   The Company has defaulted on repayment of the short term loan by the maturity date, however, has the full support of KeHE which has agreed to forbear until such time as the Company completes a secondary offering.

In November 2011, we obtained a short term loan of $150,000 from a lender for purposes of obtaining advance product for seasonal sales.  The loan was repaid in three installments before December 31, 2011 as well as interest in the amount of $756.16 representing eight percent (8%) interest over the course of the loan.

8.         ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of February 29, 2012, the Company had accrued expenses and other liabilities of $590,259 which consisted primarily of $424,014 for accrued interest on loans, vendor installment agreements of $60,895, accrued payroll of $43,959, accrued professional fees of $17,500, a vendor prepayment of $38,000 and other miscellaneous accruals for $5,891.  As of May 31, 2011, the Company had accrued expenses and other liabilities of $517,618 which consisted primarily of $418,834 for accrued interest on term loans, vendor installment agreements of $60,895, accrued payroll of $20,311 and other accrued expenses of $17,578.

9.         ACCRUED PAYROLL TAXES

The Company is in arrears with paying payroll taxes of $951,332.  Of this amount approximately $480,000 relates to the parent Company's operations prior to the acquisition of Artisanal Cheese LLC. The balance relates to more recent payroll taxes which are attributable in part to the increased seasonal workforce.  The Company is currently negotiating with the relevant tax authorities to work out a payment program for the taxes owed.  In addition, we are currently raising funds through a senior secured bridge loan (see Liquidity and Financial Resources) to pay down the arrears.  Our plan is to make a downpayment and then making double weekly tax payments until the arrears are paid.

10.       LONG TERM DEBT

	February 29, 2012	May 31, 2011
At February 29, 2012, long-term debt consists of:

KeHE Loan,(a)	$770,000	$770,000
Long-Term Loan,(b)	3,500,000	3,000,000
Debt Discount, (c)	(146,492)	(279,620)
Total debt	$4,123,508	$3,490,380
Less current portion	(250,000)	(202,256)
Long term debt	$3,873,508	$3,288,124

(a)
On or about February 11, 2011, the Company entered into a three-year marketing and distribution agreement granting KeHE Distributors LLC the exclusive rights to distribute into retail outlets all Artisanal products with primary focus on the Company's 16-cheese CheeseClock program. KeHE's exclusivity is dependent upon KeHE meeting specific minimum annual sales. Under the agreement, KeHE earns a commission of five percent (5%) on all net sales to accounts serviced by KeHE and may also earn stock options upon meeting specified sales thresholds over the term of the agreement (See Notes to Financials, Note 10, Shareholders Equity for details). The agreement further provides that KeHE will loan up to $520,000 to the Company to facilitate the purchase of inventory required for the KeHE accounts and that KeHE will advance up to an additional $100,000 of marketing funds to be used for in-store demonstrations and related marketing costs. The loan bears interest at a rate of 3-Month LIBOR plus 5% to be paid quarterly and is secured by the Company's accounts receivable and inventory. For so long as any amounts remain outstanding under the loan or KeHE maintains its exclusive distributor status and meets its annual minimum purchases, the Company may not incur any debt or issue any additional common stock without KeHE’s consent, which consent shall not be unreasonably withheld. As of May 2011, the Company had drawn down $520,000 of the total amount permitted under the agreement. In May 2011, it borrowed an additional $250,000 from KeHE to be repaid within 60 days. For this reason, $250,000 of the KeHE loan is reported under Notes Payable. As an inducement for making this additional loan, the Company modified the vesting terms of KeHe’s 4,880,000 options, which were to be earned based on certain product purchase thresholds. Upon the execution on May 9, 2011, of the amended Marketing and Distribution Agreement, KeHe became fully vested on 440,000 three year options exercisable at $.30 a share. The fair market value of these options, utilizing the Black Scholes model, was $75,386. These costs were amortized over 60 days. The remaining 4,440,000 of options to be earned for future purchases of inventory were to become fully vested on August 22, 2011, if the $250,000 was not repaid. The additional funds were not repaid and the remaining options vested. The fair market value of these options, utilizing the Black Scholes model, was $976,628 all of which was expensed immediately. The principal of $770,000 is now due in May 2014. As of February 29, 2012, the total amount due under the KeHE Agreement including interest is $808,005.

(b)
On or about February 22, 2010, the Company entered a loan agreement with one of its preferred shareholders and term loan participants (the "Lender") for a loan of $2.5 million (the "Long Term Loan").  On specified dates since then, the Long Term Loan has been increased by a total of $1,000,000.  The original loan was conditional upon the Lender obtaining a first security position on all of the Company's assets.  The loan was also conditional upon the Company's repurchase from Lender and its affiliate of 500,000 shares of the redeemable convertible preferred stock held by them collectively, repayment to the Lender of amounts Lender had previously advanced to Borrower under the Term Loan agreement (discussed above), and issuance to Lender of 9,275,000 shares of the Company's $.001 par value common stock representing twenty percent of the Company's outstanding common stock on a fully-diluted basis.  The maturity date of this Long Term Loan is February 2013.  As of February 29, 2012, the total amount due under the Long Term Loan including interest is $3,690,050.

(c)	A unamortized debt discount attributed to the Long-Term Loan as of February 29, 2012 and May 31, 2011 was $146,492 and $279,620, respectively.

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

During the quarter ended February 29, 2012, a preferred shareholder converted a total of 756,000 shares of preferred stock at the conversion rate of $.30 per share for which they received a total of 2,520,000 shares of common stock.

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

During the quarter ended February 29, 2012, a preferred shareholder converted a total of 756,000 shares of preferred stock at the conversion rate of $.30 per share for which they received a total of 2,520,000 shares of common stock.

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

In September 2011, the Company agreed to issue a total of 550,000 stock options to board members, subject to shareholder ratification, to replace those options which expired earlier in the year.  The stock options have an exercise period of three years from the date of issuance and an exercise price of $.30 per share.  The issuance of the options was ratified at the annual shareholder meeting in January 2012. The Company has recorded an expense of $20,420 in connection with these options.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-Q. The Financial Statements for the nine month period ending February 29, 2012, included in this Form 10-Q are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Three Months ending February 29, 2012 v. February 28, 2011

In the three month period ended February 29, 2012, we recorded sales of $1,315,625 versus $1,517,927 in the corresponding three month period in 2011.  The sales reduction was directly attributable to our decision to limit the number of Costco road shows in favor of focusing our limited sales staff on the expansion of our retail program into traditional retailers that will stock our entire Artisanal CheeseClock™ retail program 52 weeks a year.

In the latter part of 2011, Costco implemented new road shows rules that required all vendors to have two people in attendance during store hours.  One of the two people has to be a full-time employee of the vendor.  Prior to this rule change we often had temporary workers that resided within the vicinity of the Costco location to handle the road shows on our behalf to minimize travel costs and allow our full-time staff to spend more time opening new retail stores.  The 4-day road shows that run from Thursday to Sunday consume close to 40 work hours.  Under the new policy, we  not only have to pull from our in-house retail staff, but we have to allow them  time off during the work week to compensate for the weekend hours they work at Costco.  This significantly limits their ability to build a territory of regularly stocking retailers.  Additionally, the road shows required new travel expenses when locations were beyond 30 miles from our offices.  Coupled with the already substantial costs of cheese samples and supplies associated with the road shows, these added costs caused a marked increase in our selling, general and administrative expenses.  Repetitive road shows in Costco locations also tend to result in lower daily sales as the surprise element of the road show becomes routine and revenues and margins begin to drop.  We will continue to do Costco road shows in new regions as it presents a great opportunity to market our brand via sampling done by our trained sales staff and to explain the principles of the CheeseClock™ and how it enables consumers to more readily select cheeses and pair them with wines and beers.  For instance, in this fiscal reporting period, we moved outside of the north east region and conducted road shows in North Carolina, Florida, Atlanta and Puerto Rico.  In the upcoming quarter we are planning to undertake road shows in the Seattle region.  These are all new markets for us.  We now alert traditional retailers in these markets of our brand building through the Costco road shows which encourages the retailer to stock our products knowing that consumers are now familiar with Artisanal Premium Cheeses in their local markets.  Looking long-term and being realistic about the best use of our limited personnel resources, we think this is the better strategy.  In making this shift, we expect a reduction in monthly sales of approximately $100,000, over the next few months.  However, as we bring on additional retail stores, we expect new sales to make up the difference.  We will need to bring on roughly 125 to 150 traditional retail stores to replace the Costco business.  With added personnel, we are increasing the number of retail stores that are stocking the Artisanal CheeseClock ™ retail concept.

In this period we developed new strategic plans with our distributor KeHE, Inc. and have since expanded into several locations managed by the 110-store Spec’s Wine chain in Texas.  We also received a commitment from the Texas supermarket chain, HEB, to stock our brand. Both Spec’s and HEB are targeting 40 or more stores per chain that will carry Artisanal Premium Cheeses by May, and both chains are purchasing our customized refrigeration units to showcase our brand.   By the end of the year, we expect to have close to 100 retailers stocking Artisanal Premium Cheeses in Texas.  Our goal is to reach this level of penetration in 10 states to hit our 1,000 store projection in calendar year 2012.  We also received approval from the St. Louis supermarket chain, Schnuck’s, to expand our program beyond the 10 stores we currently stock.   As we begin to expand into these regional chains, local independent-operated stores are starting to stock our products and large scale chains are meeting with us to learn about our program.  As of this filing we have met with Kroger’s, Total Wines, Jewel, Supervalu, and Super Targets.  While the sales cycle is long at major retailers, we strive to expedite the process whenever possible.

Notwithstanding the progress we are making with KeHE, our growth is still hampered by our need to complete a capital plan (described below) that will enable us to recruit new regional sales personnel to work with KeHE, Inc.’s  national sales team to accelerate placement of our Artisanal CheeseClock™ retail program in stores located throughout the country.  Since the beginning of 2012, we have expanded our regional sales team by two people located in two strong regions into which KeHE distributes – the Carolinas and Florida.  These people supplement the one hire we made in our first fiscal quarter to cover the Greater New York region that is serviced by KeHE’s Lehigh, PA facility.  Each of these new hires are charged with opening a minimum of ten stores per month in conjunction with KeHE field sales team.  Our capital plan calls for hiring 13 more regional sales representatives to be stationed strategically in regions of the country where KeHE’s distribution is concentrated.

We recently filled one senior position in our E-commerce business to drive sales online and through our affiliated marketing programs with major online and catalogue retailers.  Our E-commerce division can be our fastest growing business short-term and the one that drives the highest margin.  To achieve this potential, we need a deeper bench of more experienced personnel that can design a stronger customer acquisition plan and increase our daily online customer conversion rate.  Although it has improved, it is not yet at the fullest potential which we think we can achieve with senior management oversight.  Over time we would like to hire approximately 8 new junior staff additions to increase the number of third party affiliates we can service, improve on SEO and SEM, customer acquisition and retention and higher annual sales per customer for existing online customers.

We also filled one senior position in our foodservice business.  In March we were approved by the national foodservice company, Aramark, to install our Artisanal CheeseClock™ customized retail refrigeration units into large scale corporate cafeterias.  We have already placed units in select locations operated by Aramark and another major foodservice operator, Compass Foods.  This is a whole new market for the Artisanal CheeseClock™ retail concept. Corporate cafeterias that have branched into much higher quality and healthier food offerings, like salad bars, meat carving stations, sushi, premium coffee stations, will now have a premium cheese and cracker alternative that is fully branded Artisanal Premium Cheese, from the exterior of our refrigeration cases to the individual cheese and cracker packages.  Since all of our cheeses are pre-cut and wrapped, the elimination of labor is a great selling point to such retailers versus the other food offerings mentioned above that require a fair amount of labor to operate.

Our cost of goods sold increased this quarter partly because of higher costs from fuel charges that impact prices on packaging, cheese transportation and surcharges from overnight carriers on home deliveries as well as higher fuel surcharges per delivery. With lower sales, our fixed overhead represents a greater percentage of total sales.  As a result our gross margin decreased this quarter by 3%. We are still looking at competing shipping companies to control shipping costs better, assuming the new providers can offer more competitive rates.  With the planned completion of our capital plans we will be able to make greater use of ocean carrier versus the more expensive airfreight which affords us some benefits and reduces the amount of capital tied up in inventory.

Our cheese cost is booked as a direct cost of goods sold against every sale.  However, when we purchase packaging materials and incur in-bound shipping charges we use a formula that is not related to actual sales. About 60% of this cost is expensed in the month they were incurred, with the remaining 40% being split into the next two successive months.  We anticipate changing this formula for more of our retail packaging supplies as we are ordering larger runs of packaging to drive down our unit costs.  However, because these supplies last much longer than one month and sometimes can extend past a full quarter, they increase our cost of goods sold on a short-term basis.  Going forward we expect to see a more consistent cost of goods sold.  The only other fluctuation we could realize are seasonal sales from our E-commerce business which generates a higher gross margin than our two other business lines – retail and foodservice.

In this three month period, the Company recorded a net loss before interest, taxes, depreciation and amortization of $462,094 versus $266,258 for the same period in 2011.  In this three month period, the Company also incurred $145,656 in interest charges, which is attributable primarily to interest on the term loan, the bridge loan and long-term debt.

Our selling, general and administrative expenses increased approximately $94,000 this quarter.  This was attributable to the new personnel we hired to increase sales, the higher number of industry trade shows we attended with KeHE to prospect for new large scale retail chains and the 3-5 day road shows we ran with Costco in the south east division that required more travel expenses than local road shows in the north east.  These are examples of how our expenses in the short-term increased to contribute to operating losses that will reverse themselves in the near term as new revenues materialize from these efforts in subsequent periods. Going forward we are planning to run co-branded in-store demos and road shows at Costco with third party wine, beer and cracker producers that will subsidize our selling and marketing costs.  We also plan to increase our ranks of regional sales representatives which will reduce the higher travel expenses incurred by home office personnel traveling extensively by air with overnight lodging needs to meet with regional buyers for targeted retailers.  The same for Costco costs, as regional sales personnel will be charged with running 3-5 day road shows at nearby Costco locations eliminating air fare and in many respects lodging expenses.

The Company also incurred $21,000 of amortization charges relating to the intangible assets and $33,696 of depreciation on the fixed assets.

On February 29, 2012, the Company had $666,124 in current liquid assets, which consisted primarily of cash of $16,567, inventory of $420,178 and accounts receivable of $193,074.  This is against $648,321 in accounts payable.   The Company had leasehold improvements and equipment of $466,109 and intangibles of $3,489,179 net of amortization.

Nine months ending February 29, 2012 v. February 28, 2011

In the nine month period ended February 29, 2012, we recorded sales of $2,921,179 versus $3,622,148 in the corresponding nine month period in 2011. The decrease in sales is attributable to our shift of focus from 4-day Costco road shows (which offered volume but not consistency 52 weeks a year) to expanding our retail business to locations which stock our product on a regular and long-term basis.  Furthermore, we focused less on selling the larger stationary cases and more on the smaller mobile cases as we found during the January trade shows that our lower cost mobile unit was gaining more interest than the more expensive units KeHE originally sought to purchase from Artisanal to place with retailers in exchange for a minimum amount of monthly deli sales volume.  Because of our strategic relationship with KeHE we will make decisions that may be less conventional to ensure we are aligned as best as possible to expand our sales.  KeHE is still interested in purchasing the larger refrigeration units and placing them into retailers free of charge where sales volume to KeHE merits such treatment, but the shift to the smaller units is likely to gain more market acceptance.  We continue to make progress with the various initiatives we put into play as far back as two years ago to make the company less dependent on low volume orders from restaurants in our foodservice business. Our retail sales are expanding as are our E-commerce sales but our oldest business in foodservice, which had been our largest, is lower because of strategic changes and our need for additional personnel to focus on our sales plans for foodservice.  Our new program to expand our Artisanal CheeseClock™ retail concept into corporate cafeterias is very likely to increase our foodservice sales overall. When we acquired the business in 2007 close to 80% of our sales were  derived from the foodservice sector which was hit very hard by the national recession.  While the industry sector is regaining strength, we have, in addition to our core restaurant sales, an added focus to corporate executive dining with national on-premise service providers like Aramark and Restaurant Associates/Compass Group.   In the hospitality sector, we work closely with Hyatt, Four Season, Ritz Carlton and other premium hotel accounts where banquet business offers much larger order volume and consistency.

Our cost of goods sold for this nine month period was $2,291,115 versus $2,577,294 for the same period last year.  Our gross margin for the nine month period was 22% down from 29% from the prior year.  As described in the three month analysis above, this decrease represents the cumulative effect over nine months of increased fuel charges that have affected the cost of packaging, incoming cheese transportation and outgoing product delivery as well as the effect of lower sales with fixed production overhead.

In this nine month period, the Company recorded a net loss before interest, taxes, depreciation and amortization of $2,951,240, versus a net loss of $1,159,572 for the same period in 2011.  Of this amount,$20,420 is attributable to non-cash stock compensation relating to the vesting of 550,000 common stock option issued to board members in January 2012, and $976,628 is attributable to non-cash stock compensation expense relating to the vesting of 4,440,000 common stock options that had been granted to KeHE Distributors in connection with the marketing and distribution agreement entered in February 2011 and amended in May 2011.  Management determined that it was in the Company's best interest to accelerate the vesting of these options during our first quarter and realize the expense to income immediately, rather than over the three-year term of the agreement when the expense would increase with each potential uptick in our stock price.  In this nine month period, the Company also incurred $484,422 in interest charges, which is attributable primarily to interest on the term loan, the bridge loan and long-term debt.  In August, we paid off all interest on the long-term debt with shares of Series A preferred stock which helped us address this issue without the use of cash.  In December 2011,we paid off a short-term bridge loan of $150,00 plus interest.

Our selling, general and administrative expenses increased significantly during this nine month period this quarter due to the number of industry trade shows we attended with KeHE and the Costco road shows as discussed in the three month analysis above.

The Company also incurred $63,000 of amortization charges relating to the intangible assets and $101,088 of depreciation on the fixed assets.

Liquidity and Financial Resources at February 29, 2012

As of February 29, 2012, the Company had $3,530,436 in current liabilities, which includes $1,234,000 in notes payable and current portion of long-term debt.  The Company had accounts payable of $648,321, accrued taxes of $951,332, and accrued expenses and other current liabilities totaling $590,259.  The Company’s current liabilities also include outstanding prepaid gift certificates and other deferred revenue totaling $106,524.

Our accounts receivable are lower in part because of the shorter payment terms we have with KeHE and Costco.   This allows us to carry a higher inventory balance which reduces inventory imbalances and lost selling opportunities to being out-of-stock with various items.

In our last filing we expressed that we planned to take one of two courses to further improve our balance sheet.  In March we initiated a plan to sell a $2,000,000 senior secured note with the approval of our largest secured creditors.  The note would mature in one year, but would be paid down monthly from cash generated by credit card sales, which is normally $100,000 per month and around $500,000 in December due to holiday sales.  This structure will avail our company of working capital, limit ownership and not create undue leverage as it has a self-paydown built into the structure that reduces the loan monthly.   These funds will also allow our management team to have greater focus on revenue generation and manage the larger equity raise without the burdens and distractions of day-to-day cash management.  We will also resolve the old tax claim to remove any investor concerns about this dormant claim to date.  We will pursue an offering of common stock to raise as much as $8,000,000 to pay down debts and afford our company greater working capital to build out our sales organization, except that we will postpone this offering if market conditions aren't favorable to shareholders.  Our planned use of proceeds will be to retire the shareholders loans of approximately $1.1 million leaving us with approximately $4 - $5 million in working capital.  This level of working capital will help us make senior and junior hires to accelerate our growth plans in the three business  lines – retail, foodservice, and E-commerce--and lower our cost of goods sold by purchasing more merchandise in larger quantities and  relying less on air freight for international shipments of cheese.

Over the last few months, the Company has raised additional sums of capital from our current lender and shareholders in the form of additions to the Long Term Loan (as described below) and the sale of the final outstanding 1,135,000 shares of Series A Preferred Stock that the board had authorized in 2007 in connection with the acquisition of Artisanal's operations but the shares were not sold at that time.

On or about February 22, 2010, the Company entered a loan agreement with one of its preferred shareholders and term loan participants (the "Lender") for a loan of $2.5 million (the "Long Term Loan").  On specified dates since then, the Long Term Loan has been increased by a total of $1,000,000.  The original loan was conditional upon the Lender obtaining a first security position on all of the Company's assets.  The loan was also conditional upon the Company's repurchase from Lender and its affiliate of 500,000 shares of the redeemable convertible preferred stock held by them collectively, repayment to the Lender of amounts Lender had previously advanced to Borrower under the Term Loan agreement and issuance to Lender of 9,275,000 shares of the Company's $.001 par value common stock representing twenty percent of the Company's outstanding common stock on a fully-diluted basis.  As of February 29, 2012, the total amount due under the Long Term Loan including interest is $3,690,050.

 On or about February 11, 2011, the Company entered into a three-year marketing and distribution agreement granting KeHE Distributors LLC the exclusive rights to distribute into retail outlets all Artisanal products with primary focus on Artisanal's 16-cheese CheeseClockTM program.  KeHE's exclusivity is dependent upon KeHE meeting specific minimum annual sales.   Under the agreement, KeHE earns a commission of five percent (5%) on all net sales to accounts serviced by KeHE and up to 4,880,000 stock options upon meeting specified sales thresholds over the term of the agreement (See Notes to Financials, Note 11, Shareholders Equity for details).  The agreement further provides that KeHE would loan up to $520,000 to the Company to facilitate the purchase of inventory required for the KeHE accounts and that KeHE will advance up to an additional $100,000 of marketing funds to be used for in-store demonstrations and related marketing costs.  The loan bears interest at a rate of 3-Month LIBOR plus 5% to be paid quarterly and is secured by the Company's accounts receivable and inventory.  (See Notes to Financials, Note 9(a) for additional details on the loan).   For so long as any amounts remain outstanding under the loan or KeHE maintains its exclusive distributor status and meets its annual minimum purchases, the Company may not incur any debt or issue any additional common stock without KeHE’s consent, which consent shall not be unreasonably withheld; except that the Company was permitted under the agreement to sell the remaining 1,135,000 shares of its Series A Preferred Stock.

In May 2011, we borrowed an additional $250,000 from KeHE to be repaid within 60 days.  For this reason, $250,000 of the KeHE loan is reported under Notes Payable. As an inducement for making this additional loan, the Company modified the vesting terms of KeHe’s 4,880,000 options, which were to be earned based on certain product purchase thresholds. Upon the execution on May 9, 2011, of the amended Marketing and Distribution Agreement, KeHe became fully vested in 440,000 three year options exercisable at $.30 a share. The fair market value of these options, utilizing the Black Scholes model, was $75,386. These costs were amortized over 60 days. The remaining 4,440,000 of options were to become fully vested on August 22, 2011, if the $250,000 was not repaid. As of the date of this filing, the additional funds have not been repaid and the remaining options vested.  As of February 29, 2012, the total amount due under the KeHE Agreement, as amended, including interest is $808,005.

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

The material weaknesses identified are related to insufficient personnel  and accounting resources deemed not adequate to allow sufficient time to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer (ii) reconcile certain general ledger accounts with the underlying activity (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Due to this material weakness, in preparing our financial statements for the quarter ended February 29, 2012 we performed additional analysis and other post close procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.  We have hired a part-time  experienced accountant which has mitigated to an extent these material weaknesses.  However, given the growth of our company, as we continue to lack sufficient personnel and resources to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure, we expect that the material weaknesses in our disclosure controls and procedures will continue in 2012 until such time as we devote a portion of our limited resources to expanding our personnel and providing greater resources to our accounting staff.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.  Based on this assessment, our management has concluded that as of February 29, 2012, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses indentified in our disclosure controls and procedures as described earlier in this section.

(c)                 Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Also during the quarter ended November 30, 2011, the Company issued a total of 155,000 shares of common stock to three employees. The company has record an expense of $75,950 in connection with these shares over a one year amortization period.

During the quarter ended February 29, 2012, a preferred shareholder converted a total of 756,000 shares of preferred stock at the conversion rate of $.30 per share for which they received a total of 2,520,000 shares of common stock.

Item 3.                                Defaults Upon Senior Securities.         None.

Item 4.                                (Removed and Reserved.)

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

Date:  April 13, 2012