Form 10-K
period 2012-05-31
Artisanal Brands, Inc.
filed 2012-11-23
CIK 945634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2012.

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

Title of each class
Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  No    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  No   X

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). .  Yes  No  X

Based on the closing sale price of $.05 on May 31, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,318,517.  The Company had 28,093,982 shares of its $.001 par value common stock and 6,514,154 shares of its $.001 par value preferred stock issued and outstanding on May 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document
None

ARTISANAL BRANDS, INC.

PART I

Item 1                   DESCRIPTION OF BUSINESS

General

Artisanal Cheese, LLC was originally founded in 2003 by an American born, French-trained chef that started selling artisan, handcrafted cheeses in his restaurant in 1993.  The interest in cheese at this restaurant led to the development of our company which consists of five state of the art cheese aging caves, a classroom to host consumer events for thematic cheese tastings with wines and beers, a call center to service customers and general administrative offices.

Since 2003 the company has offered consumer tasting events, selling aged cheeses to restaurants and hotels and marketing its full line of 150-250 cheeses through our website www.artisanalcheese.com.

The Original Acquisition

In August 2007, Artisanal Brands, Inc. (then known as American Home Food Products), acquired 100% of the memberships interests of Artisanal Cheese, LLC in exchange for $4.0 million in cash and $500,000 in sellers' notes.   The founding chef remained as a consultant for one year after the closing and has since moved his business of managing two restaurants to another location.

August 2007 to December 2010

In this period, as the new owners and management team, we began the work to mobilize Artisanal from a highly-specialized cheese aging facility into one that could develop and manage a strategy to expand the business behind the unified brand – Artisanal Premium Cheese.   Our management team has evolved through employee turnover.

During this time we developed the CheeseClock™ , a concept to help online consumers select cheeses in the same fashion that a professional chef would offer them in the finest dining rooms, from mild to strong.  The coding of cheeses into 4 categories – Mild, Medium, Bold, Strong – provide a basic structure for consumers to follow to select cheeses from a wide assortment. From there we developed a 4-color-coded packaging system that corresponds to the 4-colored quarters of the CheeseClock™ to further assist consumers in selecting cheeses in a retail environment.  We then added to the program color-coded bottle hang tags that could be placed over the neck of a wine or beer bottle to coordinate purchases of Artisanal cheeses with beverages that fit the taste profile of the selected cheese.

The most recent step in the development of the retail program has been the design of  two distinct customized refrigeration units (large and small)  to facilitate a retailer's display of Artisanal cheeses along with our similarly color-coded chutneys in locations where wines and beers can be cross-promoted near the cheeses for consumer convenience.

January 2011 to Present

In January 2011 we entered into negotiations with KeHE, Inc. whereby KeHE would become a semi-exclusive distributor of the Artisanal CheeseClock™ program.  In February we entered into a marketing and distribution agreement with KeHE that restricted us from offering the Artisanal CheeseClock™ program to KeHE’s top national distribution competitors in exchange for which KeHE agreed to provide Artisanal with: (a) working capital assistance, (b) a dedicated person at KeHE to manage the growth of the Artisanal brand, (c) a marketing allowance to cover the cost of promoting Artisanal branded products and the CheeseClock™ program at four major trade shows and several regional trade shows annually, (d) funding of the first $100,000 of in-store demonstrations to promote the new Artisanal CheeseClock™ program, and (e) access to KeHE’s national sales force to reach independent, regional and national retailers that already conduct business with KeHE.

During this period, we attended along with KeHE two of KeHE's own selling tradeshows--one held in January in Dallas and the other in June in Chicago,   We also attended three major industry shows--the Winter Fancy Food Show in San Francisco held in January, the International Deli-Dairy -Bakery Association Tradeshow held in June and the Summer Fancy Food Show held in Washington, D.C. in July.   We also attended several regional customer appreciation weekends(CAWs) hosted by KeHE which are attended by its largest customers.  Our management has also made various headquarter calls to several regional and national supermarket chains resulting in approximately 100 stores stocking our cheeses and setting the groundwork for 2012.

Artisanal  and Its Industry

The specialty retail cheese business has been stated by recent industry reporting sources to be a $3.4 billion category measured in retail dollars in the United States.1  The foodservice business for specialty cheese includes another $1.4 billion in sales and we are part of the online food gift business although specialty cheese sales in this category are not tracked by any reliable source.

The Market for Specialty, Artisan and Farmstead Cheese

The term “Specialty Cheese” refers to cheese products produced in a specialized manner (i.e. production method, aging or treatment).  Even though some cheeses in this category are made in large quantities in commercial operations, like the well-known Italian Parmaggiano or Pecorino-Romano cheeses, they have specialized production requirements under laws that give the finished product a unique taste and texture.  The phrase “Artisan Cheese” refers to cheeses produced in smaller quantities and generally by hand or with little reliance on mechanical equipment or other commercial processes.  “Farmstead Cheeses” are artisan cheeses, but are made only from the milk produced by animals that graze on the same property as the cheese production facility.

Traditional Retail Outlets

The largest channel of distribution is the retail sector consisting of major national premium retail supermarkets, mass merchandisers that offer premium cheese products, gourmet stores and wine stores.

Foodservice Distribution

This channel of distribution includes restaurants, caterers, hotels, private clubs, private and commercial aircraft, cruise ships and other similar venues.

E-Commerce

The E-Commerce sector consists of sales through our website www.artisanalcheese.com and website of other online retailers that market our products.

Cheese Center

Located within our Manhattan property is a revenue-generating classroom facility known internally as the Cheese Center.  At this modern facility of approximately 1,000 square feet is a dedicated working kitchen, classroom and presentation area with two large flat-screen television panels and seating for up to 50 individuals.  Historically, we have  offered wine and cheese education courses to the general public for a per person price of approximately $75 which is paid at the time of booking.  The Cheese Center is also rented by third parties for a site fee of $3,000-$5,000 per day for organizations wanting a personalized event at the Cheese Center, independent photo shoots, and classroom instruction.

1Source Mintel/SPINS/AC Nielsen

Suppliers

We do not produce the cheeses we market.  We work with approximately 100 producers, distributors and importers of hand-crafted cheeses to develop our product line.  No single supplier provides a significant portion of our cheese inventory.  There are approximately 400 artisan cheese makers in the United States alone2 and hundreds more in the world market at any given time.  Therefore, we anticipate having a sufficient supply of quality, hand-crafted cheeses to fulfill our demand for the foreseeable future.

Location

We are located at 483 Tenth Avenue, New York, New York 10018 (corner of West 37th Street & 10th Avenue) where we lease approximately 10,000 square feet on the second floor.   At this location are all of our executive and sales offices, five cheese-aging caves, a packaging and shipping facility, customer call center and the Cheese Center (see above).  The current lease payment is approximately $28,000 per month, subject to a rent increase of approximately ten percent per year.   Although the lease terminates in August 2012, we have extended the lease to February 2013 with the option to extend to May 31, 2013.

    We believe that our facilities are adequately covered by insurance and are suitable and adequate for our current business operations.

Our Competitors

We have substantial competition in each of the three  market segments. The cheese industry is already a $6 billion category when considering the specialty retailers, foodservice, online and catalogue offerings of cheese3  There is no shortage of cheese available worldwide.  Where many of our competitors offer a limited number of cheeses under multiple brand names, we try to differentiate ourselves by using an umbrella brand for a wide  range of cheeses and related products, our trademarked logo as well as our new CheeseClock™ to help consumers shop for cheese.  While these items help us to compete, other cheese companies have advertising budgets and other types of marketing and merchandising concepts that compete with our efforts.

We are not aware of any other competitor that is creating a national brand consisting of a highly-specialized and wide selection of domestic and imported artisan cheeses.  Several Internet sites can be found for gourmet food products and many include cheese offerings.  Other importers and cheese and specialty food distributors also compete in some of the same channels of distribution served by us. Other competitors include small farms or artisan cheese producers that have launched websites to sell cheese direct to consumers.

Seasonality

While there are a few artisan cheeses made on a seasonal basis, most of our cheeses are available all year as Artisanal specializes primarily in aged cheeses.

2 Rubiner, Matthew, “The Big Cheese”, The American, November/December 2007, 21 Aug. 2008 <http://www.american.com/archive/2007/november-december-magazine-contents/the-big-cheese>

3 Geisler, Malinda, “Cheese Industry Profile,” AgMRC, Iowa State University, revised February 2008 by Diane Huntrods, AgMRC, Iowa State University, 21 Aug. 2008 http://www.agmrc/commodity/livestock/dairy/cheeseindustryprofile.htm

 Customer Dependence

We are not dependent upon any one customer.  None of our customers provide us with more than 5% of our annual sales.

Intellectual Property Rights

Our Logo

We own the above trademark and logo, and all derivations thereof, except that we have assigned to Artisanal's founder the logo which specifically bears the name “Fromagerie & Bistro” where the words “Premium Cheese” appear in our logo.  His use of that logo is restricted to the restaurant that now bears the name “Artisanal Fromagerie. Wine Bar & Bistro” and in any restaurant/retail establishment that he may open in the future.

We also own the registered trademark CheeseClock by Artisanal™ (Serial No. 77,632,254 and the corresponding image:
Artisanal CheeseClock ™

as well as the closely-related color-coded image of the CheeseClock by ArtisanalTM below (Serial No. 77,900,866), which corresponds to our new 4-color-coded packaging of 16 cheeses being sold to various retailers across the country:

Artisanal CheeseClock ™

We have since developed a newly trademarked retail merchandising packaging plan called the Artisanal CheeseClock™ to market 16 Artisanal Premium Cheeses in a color-coded manner that offers consumers a visual guide to understand how to select cheeses and pair them with wines and beers.

Artisanal CheeseClock ™

The CheeseClock™ was derived from our early heritage. The Artisanal Premium Cheese brand  began in a restaurant and we continue to sell cheeses to professional chefs in over 300 restaurants and hotels.   In a formal restaurant setting a professional chef will offer cheeses starting at the 6 o’clock position of a plate and then place the remaining cheeses in clockwise order progressing from the mildest to the strongest in taste.  This format enables a person to enjoy the subtle nuances of a mild cheese before consuming the robust characteristics of a stronger cheese.   Our 4-color packaging system was designed to help consumers purchase cheese from mild to strong.

In retail stores that stock our cheeses, consumers can reference the different colored boxes of cheeses from Mild (beige box), Medium (yellow box), Bold (Orange box), Strong (red box) to select different cheeses that complement one another and receive guidance as to beverage pairings.   The corresponding colored bottle hang tags can be used by retailers to offer guidance on which wines and beers should be paired with the different cheeses.

Artisanal CheeseClock™ customize display case

As the above retail setting shows, consumers can visually pair wines and beers with our cheeses. All of this advice is presented on the CheeseClock™ displayed nearby and on the label of each of the individually-packaged cheeses.

Sample of our La Peral cheese box

On each box of cheese we market for sale, we share our knowledge with consumers.  We tell them on the cover what type of cheese they are buying, for instance, a Spanish Blue Cheese.  We use one side panel to them about the cheese, another side panel addresses how we age cheese, and another panel reminds the consumer where  the cheese belongs on the CheeseClock and, therefore, on their a Cheese Platter based on its strength from Mild to Strong.  On the fourth panel we include nutritional information about the cheese within the box.

Image of Artisanal Premium Cheese display tags

Inside each of our boxes is a pre-printed cheese display tag that states the name of the cheese and its milk type. These display tags enable us to present the Artisanal Premium Cheese brand at the time of consumption.  While the cheeses are being enjoyed, the host or hostess have already secured a considerable amount of information about each cheese from its packaging and has received guidance on selecting wines and beers to pair with our cheeses.

We are now offering the Artisanal CheeseClock ™ program to retailers from traditional supermarket and gourmet stores to wine stores.  In retail stores that can market food and alcoholic beverages together, we provide our matching bottle hang tags (see below) and suggestions on the types of wines and beer that would be best paired with our cheeses, to further assist the average customers in making a purchase decision.

Backorders

We periodically have backorders due to transportation delays for foreign-made cheeses.  The backorders are generally fulfilled within days of the official backorder date.

Financial Information About Foreign and Domestic Operations and Export Sales

We do not believe we have any material risks attendant with foreign operations or export sales as our primary dependence is on the U.S.  market.  As part of our inventory of foreign-produced cheeses, we are subject to fluctuations in exchange rates.  At present, we maintain an inventory of approximately $300,000 most of which represents domestic product so our exposure at any one time to currency risks is not material to our immediate working capital requirements.

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

Research and Development Activities

We will continue our past practice of identifying the best-tasting specialty, artisan and farmstead cheese products available worldwide and bringing them to market through our multi-channel distribution system.  We will also continue to work closely with leading cheese makers to develop new types of cheeses that will be proprietary to Artisanal, if not by ownership of the recipe, then through exclusive distribution and marketing rights for these products.  As of the date of this filing Artisanal has developed seven such cheeses—Laurier, North Country Blue, Terraluna, Royale, Grassias, Geit-in-Stadt and Tomme Fermier D'Alsace. We are also working closely with an industry-renowned chef to develop a line of four refrigerated products all bearing the Artisanal Premium Cheese logo.  We have no budget for research and development as all costs are nominal inasmuch as they require the intellectual work of our employees or cheese makers that offer samples of new products.

Employees

As of May 31, 2012, we had 26 full-time employees and 8 part-time employees.  We believe the relationship we have with our employees is good.

Item 2                  DESCRIPTION OF PROPERTY

We are located at 483 Tenth Avenue, New York, New York 10018 (corner of West 37th Street & 10th Avenue) where we lease approximately 10,000 square feet on the second floor.   The leased space consists of all executive and sales offices, five cheese-aging caves, a packaging and shipping facility, a customer call center and a 1,000 square foot cheese center consisting of a fully-equipped kitchen, classroom and presentation area with two large flat-screen television panels used for conducting cheese education courses and third-party special events.   From this facility the business distributes its line of Artisanal Premium Cheese products to fine food wholesalers, specialty food outlets, restaurants and to consumers through its catalogue and internet site.  The current lease payment is approximately $28,000 per month, subject to a rent increase of approximately ten percent per year. Although the lease terminates in August 2012, we have extended the lease to February 2013 with the option to extend to May 31, 2013.

    We believe that our facilities are adequately covered by insurance and are suitable and adequate for our current business operations.

Item 3                   LEGAL PROCEEDINGS

There are currently no legal matters against the Company that are of a material nature or that could adversely impact the Company's business.

Item 4                   (Removed and Reserved).

PART II

Item 5                   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

As of May 31, 2012, we had 28,093,982 shares of our $.001 par value common stock outstanding.  The Company’s common stock, $.001 par value, is traded "Over the Counter" (OTC) Bulletin Board operated by the National Association of Securities Dealers and are quoted on the OTCQB Market Tier under the ticker symbol "AHFP".   The Company’s common stock became actively traded in July, 1995.

The following table shows the range of high and low bid information for our common shares for each quarter (except as indicated) within the last two fiscal years:

	Closing Bid
	High	Low
Fiscal Year 2011
Quarter Ended August 31, 2010	$0.08	$0.08
Quarter Ended November 30, 2010	$0.09	$0.09
Quarter Ended February 29, 2011	$0.11	$0.11

Quarter Ended May 31, 2011	$0.17	$0.17
Fiscal Year 2012
Quarter Ended August 31, 2011	$0.45	$0.45
Quarter Ended November 30, 2011	$0.45	$0.45
Quarter Ended February 29, 2012	$0.15	$0.09
Quarter Ended May 31, 2012	$0.05	$0.05

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The approximate number of common stockholders of record at May 31, 2012, was approximately 200. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, which is estimated to be 500 shareholders.

            We may, but have not yet, entered into any agreements with market makers to make a market in our common stock. In addition, any market making activity would be subject to the limits imposed by the Securities Act, and the Exchange Act, as amended. For example, federal regulations under the Exchange Act regulate the trading of so-called "penny stocks" (the "Penny Stock Rules"), which are generally defined as any security not listed on a national securities exchange or NASDAQ, priced at less than $5.00 per share, and offered by an issuer with limited net tangible assets and revenues. In addition, equity securities listed on NASDAQ that are priced at less than $5.00 per share are deemed penny stocks for the limited purpose of Section 15(b)(6) of the Exchange Act. Therefore, during the time which the common stock is quoted on the NASDAQ OTC Bulletin Board at a price below $5.00 per share, trading of the common stock will be subject to the full range of the Penny Stock Rules. Under these rules, broker dealers must take certain steps before selling a "penny stock," which steps include: (i) obtain financial and investment information from the investor; (ii) obtain a written suitability questionnaire and purchase agreement signed by the investor; and (iii) provide the investor a written identification of the shares being offered and in what quantity. If the Penny Stock Rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. Given the application of the comprehensive Penny Stock Rules it may be more difficult for broker-dealers to sell the common stock.

Accordingly, no assurance can be given that an active market will always be available for the common stock, or as to the liquidity of the trading market for the common stock. If a trading market is not maintained, holders of the common stock may experience difficulty in reselling them or may be unable to resell them at all. In addition, there is no assurance that the price of the common stock in the market will be equal to or greater than the offering price when a particular offer of securities is made by or on behalf of a selling security holder, whether or not we employ market makers to make a market in our stock.

Our Series A Redeemable Convertible Preferred Stock

As of May 31, 2012, we had 6,514,154 shares of preferred stock outstanding.  The preferred stock has a face value of $1.00 per share and is convertible at $.30 per share into $.001 par value common stock of Company.   In the event of a liquidation, the preferred stockholders shall receive a cash payment of $1.20 per preferred share.

When first issued, dividends were to be paid (a) at an annual rate of 12% of the face value in each of the first two years ending August 14, 2008 and 2009, and were to be paid in preferred shares and (b) after the first two years, at a rate of 12% of the face value if paid in cash or at a rate of 15% of the face value if paid in preferred shares, at the election of Artisanal.  On or about June 2009, the certificate of designation was amended to extend the 12% in kind dividend for another year,  i.e. to August 2010.  In February 2010, the preferred shareholders agreed to terminate the preferred dividend altogether as of December 1, 2009.  Like the preferred shares, the preferred share dividends will convert into common stock at $.30 per share.  The monthly accrual for preferred share dividends paid in preferred shares through November 30, 2009 (when the dividend was terminated) was an average of 53,000 shares.

The redemption provisions of these redeemable preferred shares were at Artisanal's option of and has since expired.  So long as over $1,500,000 of the preferred stock is issued and outstanding we will  require the prior written consent of holders representing two-thirds of the preferred stock issued and outstanding to (a) sell, merge with, acquire or consolidate with another business entity, (b) incur additional leverage beyond the leverage we contemplated upon acquiring Artisanal Cheese, LLC, or (c) issue any new shares of common stock or securities convertible or exercisable into common stock in excess of 2% of the shares of common stock issued and outstanding on a fully diluted basis as of August 14, 2007.  At no time shall any securities be sold or granted at a price less than the thirty cents ($.30) per share conversion price.

Our Common Stock Options

As of May 31, 2012, we had 5,430,000 common stock options issued and outstanding.

On or about February 11, 2011, Artisanal entered a marketing and distribution agreement with KeHE Distributors pursuant to which the we were obligated to issue up to 4,880,000 stock options in specified tranches subject to KeHE achieving certain purchase thresholds.  During May 2011, we amended the vesting terms of these options, whereby 440,000 of the options were vested and the remainder vested after our fiscal year end.  The respective stock options have an exercise period of three years from the date of issuance and an exercise price of $.30 per share.

At a board meeting on September 13, 2011, our directors authorized a total of 550,000 stock options to board members to replace three-year options that had expired in February 2011.  The stock options have an exercise period of three years from the date of issuance and an exercise price of $.30 per share.

Dilution

The conversion price of the Series A shares and exercise price of the stock options and the number of shares issuable upon conversion/exercise of the respective shares and options are subject to adjustments for common stock dividends, stock splits, combinations, reclassification or similar event.  Therefore,  any Series A preferred shares converted or stock options exercised after such event shall be entitled to receive the aggregate number and kind of common stock and/or capital stock which, if such Series A shares had been converted or stock options exercised immediately prior to such event, Series A or stock options would have owned upon such conversion/exercise (and, in the case of a reclassification, would have retained after giving effect to such reclassification) and been entitled to receive by virtue of such dividend, subdivision, combination or reclassification.

As of May 31, 2012, we had 5,430,000 stock options and 6,514,154 preferred shares outstanding.  If all of the options and preferred shares outstanding as of May 31, 2012 were exercised and converted, as the case may be, the number of common shares would increase by 27,143,847 shares, to a total of 55,237,829 shares representing a 49% dilution to existing 28,093,982 common shares.

Item 6                     SELECTED FINANCIAL DATA

As a smaller reporting company, this Item has been omitted pursuant to 17 CFR 229.301(c).

Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

Year ended May 31, 2012 (Fiscal 2012) as compared to May 31, 2011 (Fiscal 2011)

In the year ending May 31, 2012, we recorded sales of $3,563,144 versus $4,634,359 in the year before.  The sales reduction was due in part to our decision to limit the number of Costco road shows in favor of focusing our limited sales staff on the expansion of our retail program into traditional retailers that will stock our entire Artisanal CheeseClock™ retail program 52 weeks a year.

In the latter part of 2011, Costco implemented new road shows rules that required all vendors to have two people in attendance during store hours, one of whom had to be a full-time employee of the vendor.  Prior to this rule change we often had temporary workers that resided within the vicinity of the Costco location to conduct the road shows on our behalf to minimize travel costs and allow our full-time staff to spend more time opening new retail stores.  The 4-day road shows that run from Thursday to Sunday consume close to 40 work hours.  Under the new policy, we would have had to use our limited in-house retail staff for the roadshows and then allow them time off during the work week to compensate for the weekend hours they work at Costco.  This significantly limits their ability to build a territory of regularly stocking retailers.  Additionally, the road shows required new travel expenses when locations were beyond 30 miles from our offices.  Coupled with the already substantial costs of cheese samples and supplies associated with the road shows, these added costs caused a marked increase in our selling, general and administrative expenses and made resulted in operating losses at Costco road shows. Repetitive road shows in the same Costco locations also tend to result in lower daily sales as the surprise element of the road show that generates the impulse-sales that road shows were created becomes routine and revenues and margins begin to drop.  We will continue to do Costco road shows in new regions as it presents a great opportunity to market our brand via sampling done by our trained sales staff and to explain the principles of the CheeseClock™ and how it enables consumers to more readily select cheeses and pair them with wines and beers.  For instance, earlier this year we moved outside of the north east region and conducted road shows in North Carolina, Florida, Atlanta and Puerto Rico.  We now alert traditional retailers in these markets of our brand building through the Costco road shows which encourages the retailer to stock our products knowing that consumers are now familiar with Artisanal Premium Cheeses in their local markets.  Looking long-term and being realistic about the best use of our limited personnel resources, we think this is the better strategy.  In making this shift, we expect a reduction in monthly sales of approximately $100,000, over the next few months.  However, as we bring on additional retail stores, we expect new sales to make up the difference.  We will need to bring on roughly 125 to 150 traditional retail stores to replace the Costco business.  With added personnel, we are increasing the number of retail stores that are stocking the Artisanal CheeseClock ™ retail concept.

Furthermore, we have focused less on selling the larger stationary cases and more on the smaller mobile cases as we found during the January trade shows that our lower cost mobile unit was gaining more interest than the more expensive units KeHE originally sought to purchase from Artisanal to place with retailers in exchange for a minimum amount of monthly deli sales volume.  KeHE is still interested in purchasing the larger refrigeration units and placing them into retailers free of charge where sales volume to KeHE merits such treatment, but the shift to the smaller units is likely to gain more market acceptance.  We continue to make progress with the various initiatives we put into play as far back as two years ago to make us less dependent on low volume orders from restaurants in our foodservice business.

During this period we developed new strategic plans with our distributor KeHE, Inc. and have since expanded into several locations managed by the 110-store Spec’s Wine chain in Texas.  We also received a commitment from the Texas supermarket chain, HEB, to stock our brand, although the timetable has been elongated.  This is not unusual in the supermarket trade.  By the end of the calendar year, we expect to have close to 100 retailers stocking Artisanal Premium Cheeses in Texas.  Our original goal is to reach this level of penetration in 10 states to hit our 1,000 store projection in calendar year 2012 will be lower as we spend more time now in the Tri-State New York area closing independent stores due to the unreliable commitment cycles of supermarkets and our own internal timetable to become cash flow positive.   We also received approval from the St. Louis supermarket chain, Schnuck’s, to expand our program beyond the 10 stores we currently stock.   As we begin to expand into these regional chains, local independent-operated stores are starting to stock our products and large scale chains are meeting with us to learn about our program.  As of this filing we have met with Kroger’s, Total Wines, Jewel, Supervalu, and Super Targets.

Notwithstanding the progress we are making with KeHE, our growth is still hampered by our need to complete a capital plan (described below) that will enable us to recruit new regional sales personnel to work with KeHE, Inc.’s  national sales team to accelerate placement of our Artisanal CheeseClock™ retail program in stores located throughout the country.

This spring the State of Connecticut passed new legislation allowing for wine retailers to operate under new rules that now allow for the sale of packaged food items in wine stores previously barred from selling food items.  We have concentrated our focus on selling our Artisanal CheeseClock™ retail program in the state.  Since the passage of the law, as of this filing we have successfully secured placement of our new retail program in xx stores.  The Connecticut laws now track the laws of New Jersey where we are also concentrating on selling our program.  In New York State, the third state in the Tri-state region, wine stores are prohibited from selling food items.  In New York, we look to partner with beer marketers that are interested in cross-merchandising of their products with our new retail concept.  (see pages 7-8 on how our products are cross-merchandised with wines and beers using the 4-color scheme of the Artisanal CheeseClock™.)

Our E-commerce division can be our fastest growing business short-term and the one that drives the highest margin.  To achieve this potential, we need a deeper bench of more experienced personnel that can design a stronger customer acquisition plan and increase our daily online customer conversion rate.  We are also looking to partner with much larger e-commerce businesses in wine and food that don’t directly compete with our company but can see the benefit of combining their marketing expertise with our brand, uniqueness and cheese quality.  We believe our fullest potential will be achieved through hiring one senior manager to drive sales online and through our affiliated marketing programs with major online and catalogue retailers.  Over time we would like to hire approximately 8 new junior staff additions to increase the number of third party affiliates we can service, improve on SEO and SEM, customer acquisition and retention and higher annual sales per customer for existing online customers.

We also recently filled one senior position in our foodservice business.  When we acquired the business in 2007 close to 80% of our sales were  derived from the foodservice sector which was hit very hard by the national recession.  While the industry sector is regaining strength, we have, in addition to our core restaurant sales, an added focus to corporate executive dining with national on-premise service providers.   In March 2012 we were approved by the national foodservice company, Aramark, to install our Artisanal CheeseClock™ customized retail refrigeration units into large scale corporate cafeterias.  We have already placed units in select locations operated by Aramark and another major foodservice operator, Compass Foods.  This is a whole new market for the Artisanal CheeseClock™ retail concept. Corporate cafeterias that have branched into much higher quality and healthier food offerings, like salad bars, meat carving stations, sushi, premium coffee stations, will now have a premium cheese and cracker alternative that is fully branded Artisanal Premium Cheese, from the exterior of our refrigeration cases to the individual cheese and cracker packages.  Since all of our cheeses are pre-cut and wrapped, the elimination of labor is a great selling point to such retailers versus the other food offerings mentioned above that require a fair amount of labor to operate.  In the hospitality sector, we work closely with Hyatt, Four Season, Ritz Carlton and other premium hotel accounts where banquet business offers much larger order volume and consistency.

Our cost of goods sold for the year was $2,816,209 versus $3,369,178 for the prior year.  Our cost of goods sold increased this year partly because of higher costs from fuel charges that impact prices on packaging, cheese transportation and surcharges from overnight carriers on home deliveries as well as higher fuel surcharges per delivery.  With lower sales, our fixed overhead represents a greater percentage of total sales.  As a result our gross margin for the twelve month period was 21% down from 27% from the prior year.  We are still looking at competing shipping companies to control shipping costs better, assuming the new providers can offer more competitive rates.  With the planned completion of our capital plans we will be able to make greater use of ocean carrier versus the more expensive airfreight which affords us some benefits and reduces the amount of capital tied up in inventory.

In this fiscal year, we recorded a net loss of $4,310,109, versus a net loss of $2,539,667 in 2011.  Of this amount, $2,234,773 was for non-cash expenses resulting in an operating cash loss of $2,075,376.   Non-cash charges related to the vesting of 550,000 common stock option issued to board members in January 2012, and $1,037,685 is attributable to non-cash stock compensation expense relating to the vesting in August 2011 of 4,440,000 common stock options that had been granted to KeHE Distributors in connection with the marketing and distribution agreement entered in February 2011 and amended in May 2011, amortization and depreciation of $151,820, accrued interest of $636,555, amortization of debt discount of $230,108, common stock issued for services $178,365.  Management determined that it was in our best interest to accelerate the vesting of these options during the first fiscal quarter and realize the expense to income immediately, rather than over the three-year term of the agreement when the expense would increase with each potential uptick in our stock price.  The $636,555 in interest charges, is attributable primarily to interest on the term loan, the bridge loan and long-term debt.  In August 2011, we paid off all interest on the long-term debt with shares of Series A preferred stock which helped us address this issue without the use of cash.  In December 2011,we paid off a short-term bridge loan of $150,00 plus interest.

Our selling, general and administrative expenses increased significantly during this fiscal year due to the new personnel we hired to increase sales, the higher number of industry trade shows we attended with KeHE to prospect for new large scale retail chains and the 3-5 day road shows we ran with Costco in the south east division that required more travel expenses than local road shows in the north east.  These are examples of how our expenses in the short-term increased to contribute to operating losses that will expect will reverse themselves as new revenues materialize from these efforts in subsequent periods.  We also plan to increase our ranks of regional sales representatives which will reduce the higher travel expenses incurred by home office personnel traveling extensively by air with overnight lodging needs to meet with regional buyers for targeted retailers as well as the Costco road shows.

As of May 31, 2012, we had $536,871 in current liquid assets, which consisted primarily of cash of $43,016, inventory of $297,300 and accounts receivable of $173,496.  This is against $596,636 in accounts payable.   We had leasehold improvements and equipment of $500,583 and intangibles of $3,468,179 net of amortization.

Year ended May 31, 2011 (Fiscal 2011) as compared to May 31, 2010 (Fiscal 2010)

In the year ending May 31, 2011 (Fiscal 2011), we had net sales of $4,634,359.  The cost of goods sold was $3,369,178 representing a gross margin of approximately 27%.  Selling, general and administrative costs totaled $3,083,952 and are predominantly comprised of employee related expenses. Net sales increased 11% over the prior year reflecting additional new revenues from our retail expansion plans.

For the year ending May 31, 2011, we recorded a net loss from operations of $2,539,667 versus $2,291,614 for the same period in 2010.  The net loss to common shareholders during the year ending May 31, 2011 was $2,539,667 versus a net loss of $2,559,550 in 2010.  No dividends were paid to preferred shareholders during Fiscal 2011.  We incurred $84,000 of amortization charges and depreciation of $144,639.

On May 31, 2011, we had $764,258 in current assets, which consisted primarily of net accounts receivable of $317,751, inventory of $374,116 and prepaid expenses of $28,844.  Our leaseholds and equipment were $546,746 and intangibles were $3,552,179 net of amortization, which represents the goodwill and other intangibles.

Liquidity and Financial Resources at May 31, 2012

As of May 31, 2012, we had $3,750,113 in current liabilities, which includes $1,234,000 in notes payable and current portion of long-term debt.  We had accounts payable of $596,636, accrued taxes of $1,093,483, and accrued expenses and other current liabilities totaling $767,216.  Our current liabilities also include outstanding prepaid gift certificates and other deferred revenue totaling $58,778.  Our accounts receivable are lower in part because of the shorter payment terms we have with KeHE and Costco.   This allows us to carry a higher inventory balance which reduces inventory imbalances and lost selling opportunities to being out-of-stock with various items.

On or about February 22, 2010, we entered a loan agreement with one of our preferred shareholders and term loan participants (the "Lender") for a loan of $2.5 million.  On specified dates since then, the Long Term Loan has been increased by a total of $1,382,000.  The original loan was conditional upon the Lender obtaining a first security position on all of our assets.  The loan was also conditional upon our repurchase from Lender and its affiliate 500,000 shares of redeemable convertible preferred stock they held collectively, repayment to the Lender of amounts Lender had previously advanced to Borrower under the Term Loan agreement and issuance to Lender of 9,275,000 shares of our common stock representing approximately twenty percent of our outstanding common stock on a fully-diluted basis.  As of May 31, 2012, the total amount due under the Long Term Loan including interest is $4,144,873.

A year later, Artisanal entered into a three-year marketing and distribution agreement granting KeHE Distributors LLC the exclusive rights to distribute into retail outlets all Artisanal products with primary focus on our 16-cheese CheeseClockTM program.  KeHE's exclusivity is dependent upon KeHE meeting specific minimum annual sales.   Under the agreement, KeHE earns a commission of five percent (5%) on all net sales to accounts serviced by KeHE and could also earn up to 4,880,000 of common stock options upon meeting specified sales thresholds over the term of the agreement The agreement further provided that KeHE would loan Artisanal up to $520,000  to facilitate the purchase of inventory required for the KeHE accounts and that KeHE would advance up to an additional $100,000 of marketing funds to be used for in-store demonstrations and related marketing costs.  The loan bears interest at a rate of 3-Month LIBOR plus 5% to be paid quarterly and is secured by our accounts receivable and inventory

In May 2011, we borrowed an additional $250,000 from KeHE to be repaid within 60 days.  For this reason, $250,000 of the KeHE loan is reported under Notes Payable. As an inducement for making this additional loan, we modified the vesting terms of KeHE’s 4,880,000 options, which were to be earned based on certain product purchase thresholds. Upon the execution on May 9, 2011, of the amended Marketing and Distribution Agreement, KeHE became fully vested in 440,000 three year options exercisable at $.30 a share. The remaining 4,440,000 of options were to become fully vested on August 22, 2011, if the $250,000 was not repaid. As  the additional funds were not repaid on that date, the remaining options vested.  As of May 31, 2012, the total amount due under the KeHE Agreement, as amended, including interest is $818,194.

Over the last few months, we have raised additional sums of capital from our current lender and shareholders in the form of additions to the Long Term Loan (as described above) and the sale of the final outstanding 1,135,000 shares of Series A Preferred Stock that the board had authorized in 2007 in connection with the acquisition of Artisanal's operations but that were not sold at that time.

In June 2012, we filed with the Securities and Exchange Commission a registration statement with the purpose of raising as much as $8,000,000 to pay down debts and afford our company greater working capital to build out our sales organization.   Our planned use of proceeds will be to retire the shareholders loans of approximately $1.1 million and pay off all accrued taxes leaving approximately $6 million in working capital.  This level of working capital will help us make senior and junior hires to accelerate our growth plans in the 3 business lines – retail, foodservice, E-commerce and lower our cost of goods sold by purchasing more merchandise in larger quantities and relying less on air freight for international shipments of cheese.

We generate cash from the sales of our products.  Wholesale and retail customers purchasing on an open account basis have 30-day payment terms.  All others sales pertaining to cheese and related items from our print catalog or website or sales relating to classes at the cheese center are paid through credit card which generally settle within three days of purchase.  While we believe our cash flow will be sufficient to meet our fixed monthly expenses, the Offering described above is critical to advancing our business plan as stated above.

As long as more than $1,500,000 of the Preferred Stock is issued and outstanding, we will need  the prior written consent of holders representing two-thirds of the Preferred stock issued and outstanding to (a) sell, merge with, acquire or consolidate with another business entity, (b) incur additional leverage beyond the leverage we contemplated upon acquiring Artisanal Cheese, LLC in 2007, or (c) issue any new shares of common stock or securities convertible or exercisable into common stock in excess of 2% of the shares of common stock issued and outstanding on a fully diluted basis as of August 14, 2007.  If we cannot obtain the requisite two-thirds approval for any future transaction, these restrictions may affect our liquidity and our ability to execute our business plan.

Inflation and Changing Prices

We do not foresee any risks associated with inflation or substantial price increases in the near future.  In addition, the cheeses that we select for our affinage process are often available from various sources.  As such, while we have exposure to inflation, we do not believe that inflation will have any materially significant impact on our operations in the near future.

We do not foresee any increase in costs that cannot be passed on to our customer in the ordinary course of business.  We adjust our wholesale and online prices throughout the year to reflect increase costs attributable to increases in energy prices.  Under very limited circumstances, Artisanal has entered into agreements with certain customers for which we provide third-party drop-ship fulfillment with contracted pricing for various cheese collections.  We, in turn, usually have a corresponding agreement with the cheese suppliers whose products are incorporated into these collections for fixed prices to ensure that we achieve our anticipated gross margin.

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

Item 8                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARTISANAL BRANDS, INC.
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
Artisanal Brands, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Artisanal Brands, Inc.  as of May 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ deficit and cash flows for each of the years then ended May 31, 2012 and 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artisanal Brands, Inc. as of May 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended May 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co., LLP
New York, NY
November 21, 2012

ARTISANAL BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
	2012	2011
ASSETS

CURRENT ASSETS:

Cash	$43,016	$43,547
Accounts receivable, net	173,496	317,751
Inventories	297,300	374,116
Prepaid expenses and other current assets	23,059	28,844

Total Current Assets	536,871	764,258

FIXED ASSETS, net	500,583	546,746
OTHER ASSETS	31,514	33,085
INTANGIBLES - at cost, net	3,468,179	3,552,179

Total Assets	$4,537,147	$4,896,268

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable	$596,636	$719,798
Note payable and current portion of long term debt	1,234,000	1,246,256
Prepaid gift certificates and other deferred revenue	58,778	51,296
Accrued expenses and other current liabilities	767,216	517,618
Accrued payroll taxes	1,093,483	622,570

Total Current Liabilities	3,750,113	3,157,538

LONG TERM DEBT, net of current portion	4,302,488	3,288,124

COMMITMENTS AND CONTINGENCY

SHAREHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 10,000,000 shares authorized, 6,514,154 and 6,405,660 shares issued and outstanding, respectively	6,514	6,405
Common stock - $0.001 par value, 100,000,000 shares authorized 28,093,982 and 24,200,316 shares issued and outstanding, respectively	28,094	24,200
Additional paid-in capital	19,368,435	17,028,389
Accumulated deficit	(22,918,497)	(18,608,388)

Total shareholders' deficit	(3,515,454)	(1,549,394)

Total Liabilities & Shareholders' Deficit	$4,537,147	$4,896,268

See notes to the consolidated financial statements.

ARTISANAL BRANDS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31,
	2012	2011

SALES	$3,563,144	$4,634,359

COST OF GOODS SOLD	2,816,209	3,369,178

GROSS PROFIT	746,935	1,265,181

SELLING, GENERAL AND ADMINISTRATIVE	3,292,041	3,083,952
ONE-TIME OPTION EXPENSE	976,628	-
DEPRECIATION AND AMORTIZATION	151,820	228,639

LOSS FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST	(3,673,554)	(2,047,410)

OTHER INCOME( EXPENSES):
Interest income (expense) and other income	(636,555)	(492,257)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(4,310,109)	(2,539,667)

INCOME TAXES	-	-

NET LOSS	(4,310,109)	(2,539,667)

LESS PREFERRED STOCK DIVIDEND	-	-
NET LOSS APPLICABLE TO COMMON SHARES	$(4,310,109)	$(2,539,667)

LOSS APPLICABLE PER COMMON SHARE
Basic	(0.17)	(0.11)
Diluted	(0.17)	(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
basic	25,140,116	24,022,649
diluted	25,140,116	24,022,649

See notes to the consolidated financial statements.

ARTISANAL BRANDS, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY/(DEFICIT)
YEARS ENDED MAY 31, 2011 and 2012

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, May 31, 2010	6,419,160	$6,419	23,765,316	$23,765	$16,820,913	$(16,068,721)	$782,376

Equity Based rights issued to lender					75,386		75,386
Conversion of preferred stock by investors	(13,500)	(14)	45,000	45	(31)		0
Equity-based compensation			390,000	390	132,121		132,511
Net loss						(2,539,667)	(2,539,667)
BALANCE, May 31, 2011	6,405,660	$6,405	24,200,316	$24,200	$17,028,389	$(18,608,388)	$(1,549,394)

Issuance of common stock to lender			341,000	341	23,669		24,010
Conversion of preferred stock by lenders	(1,019,000)	(1,019)	3,397,666	3,398	(2,379)		-
Issuance of preferred stock to lenders	50,000	50			49,950		50,000
Issuance of preferred stock to investors	800,250	800			799,450		800,250
Issuance of preferred stock representing interest	277,544	278			277,266		277,544
Equity-based compensation			155,000	155	1,192,090		1,192,245
Net loss						(4,310,109)	(4,310,109)
BALANCE, May 31, 2012	6,514,454	$6,514	28,093,982	$28,094	$19,368,435	$(22,918,497)	$(3,515,454)

See notes to the consolidated financial statements.

ARTISANAL BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,310,109)	$(2,539,667)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	67,820	144,639
Amortization of intangibles	84,000	84,000
Amortization of debt discount	230,108	159,734
Equity based compensation	61,257
One-time option expense	976,628
Common stock issued for services	178,365	132,511
Changes in assets and liabilities
Accounts receivable	144,255	(28,748)
Inventory	76,816	(4,214)
Prepaid expenses and other assets	5,785	24,404
Accounts payable	154,382	207,990
Accrued expenses and other current liabilities	727,998	367,697
NET CASH USED IN OPERATING ACTIVITIES	(1,602,695)	(1,451,654)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale/(Purchase) of fixed assets	(21,657)	(74,948)
Increase in security deposit	1,571	-
NET CASH USED IN INVESTING ACTIVITIES:	(20,086)	(74,948)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Increase/(Decrease) in notes payable	582,000	770,000
Sale of preferred stock	800,250	(84,849)
Proceeds/(Payment) of term loan	(60,000)	-
Payment of long term debt	-	-
Proceeds from Shareholder loan	300,000	500,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,622,250	1,185,151

NET DECREASE IN CASH	(531)	(341,451)

CASH AT BEGINNING OF PERIOD	43,547	384,998

CASH AT END OF PERIOD	$43,016	$43,547

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,920	$8,007
Income taxes	-	-
Non-cash financing activies:
Conversion of Preferred Shares to Common Shares	$1,019,300	-
Preferred shares issued for interest	$277,544	-

See notes to the consolidated financial statements.

ARTISANAL BRANDS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2012 AND 2011

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

d.           Trade Accounts Receivable and Other Receivables, Net - The Company's accounts receivable consist primarily of amounts due from customers for the sale of its products. The Company records an allowance for doubtful accounts based on management's estimate of collectability of such trade and notes receivables outstanding. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any. The recorded allowance at May 31, 2012 and 2011 was $20,000 and $15,000, respectively.

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

f.           Property and Equipment - Property and equipment acquired in the Artisanal acquisition is carried at net book value which approximates fair market value at the date of the acquisition. Amounts incurred for repairs and maintenance are charged to operations in the period incurred. Depreciation is calculated on a straight-line basis over the following useful lives:

Equipment (years)	3	-	5

Furniture and fixtures (years)	5	-	7

Leasehold improvements (years)	5	-	10

Software (years)	2	-	5

g.           Goodwill and Intangible Assets - Intangible assets at May 31, 2012 relates to the assets acquired by the Company in August 2007.

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

k.           Advertising Costs – All advertising costs are expensed as incurred.  Advertising expenses charged to operations for the years ended May 31, 2012 and 2011 amounted to approximately $128,567 and $297,691, respectively.

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

o.           Equity-Based Compensation - The Company accounts for equity-based compensation in accordance with guidance issued by the FASB, Share-Based Payment.  The Company records compensation expense using a fair-value-based measurement method for all awards granted. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s equity-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the equity-based compensation expense could be significantly different from what we have recorded in the current period.  Equity-based compensation for the years ended May 31, 2012 and May 31, 2011, was $1,216,254 and $131,121, respectively.  Of the equity-based compensation booked during the year ended May 31, 2012, $976,628  is attributable to the vesting of 4,440,000 common stock options that had been granted to KeHE Distributors in connection with the marketing and distribution agreement entered in February 2011 and amended in May 2011 and $24,020 is attributable to the vesting of 550,000 common stock options that had been granted to board members to replace those options which expired earlier in the year.

p.            Net Income/(Loss) Per Share – In accordance with the FASB guidance for, "Earnings Per Share", basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during each period. For the year ended May 31, 2012, diluted loss per share is the same as basic loss per share since the inclusion of the 5,430,000 outstanding stock options would be antidilutive.

q.           Segment Disclosure – Management believes the Company operates as one segment.

r.           Recent Accounting Pronouncements – Any new accounting pronouncements issued but not yet effective have been deemed not to be relevant to the operations of the Company, hence the effects of such undisclosed new accounting pronouncements will have no effect on the Company.

3.             ACCOUNTS RECEIVABLE

As of May 31, accounts receivable consist of the following:

	2012	2011
Trade accounts receivable	$188,669	$327,566
Employees	4,827	5,185
	193,496	332,751
Less allowance for doubtful accounts	(20,000)	(15,000)
	$173,496	$317,751

4.             INVENTORIES

Inventories are valued on a first-in-first-out (FIFO) basis.  Inventory at May 31, consisted of the following:

	2012	2011
Cheese Inventory	$60,701	$152,185
Shipping/Packing Material Inventory	166,716	188,183
Accessories & Books Inventory	67,986	31,421
Beverage	1,897	2,327
	$297,300	$374,116

5.             PREPAID EXPENSES

As of May 31,  2012, the Company had prepaid expenses of $23,059, which consisted primarily of prepaid insurance of $13,207, prepaid interest of $5,978, and other operating expense of $3,874.   As of May 31, 2011, the Company had prepaid expenses of $28,844, which consisted primarily of prepaid insurance.

6.             FIXED ASSETS

Fixed Assets, net consist of the following:

	2012	2011
Furniture and fixtures	$179,435	$178,665
Kitchen Equipment	275,203	274,485
Computer Equipment	121,460	114,551
Software & Web Design	32,496	39,996
Cheese Clock by Artisanal tm	151,971	131,211
Leasehold Improvement	356,396	356,396
	1,116,961	1,095,304
Less: Accumulated Depreciation & Amortization	(616,378)	(548,558)
	$500,583	$546,746

Depreciation expense recorded for the years ended May 31, 2012 and 2011 was $67,820 and $144,639, respectively.

7.             INTANGIBLE ASSETS

Intangible assets consist of the following:

	Amortizable life	2012	2011
Trade name	Indefinite	$1,720,000	$1,720,000
Non-competition agreement	5 years	110,000	110,000
Non-contractual customer relationships	10 years	620,000	620,000
Goodwill	Indefinite	1,420,678	1,420,678
Total intangible assets		3,870,678	3,870,678
Accumulated amortization		(402,499)	(318,499)
		$3,468,179	$3,552,179

The Company has recorded amortization on its intangibles for the years ended May 31, 2012 and 2011 of $84,000 and $84,000, respectively.

8.             NOTES PAYABLE and CURRENT PORTION OF LONG TERM DEBT

Notes payable and current portion of long-term debt at May 31 consisted of:

	2012	2011

Bridge Loan, (a)	$150,000	$150,000
Term Loan, (b)	834,000	894,000
KeHE Loan-current portion, (c)	250,000	250,000
Total Notes payable	$1,234,000	$1,294,000

(a)
In July 2009, we secured from an existing shareholder a $150,000 bridge loan at an annual interest rate of nine percent (9%) which matured on September 8, 2009 (the "Bridge Loan").  The Company has defaulted on repayment of the Bridge Loan by the maturity date, however, the lender has agreed to forbear collection until such time as the Company completes a secondary offering.  As of May 31, 2012,and May 31, 2011, the total amount due under the Bridge Loan including interest is $184,878 and $171,341, respectively.

(b)
During the period July 2009 to February 2011, we secured from several existing shareholders a term loan in the aggregate amount of $1,214,000 at an annual interest rate of nine percent (9%) to mature on or about September 10, 2010 (the "Term Loan").  The Term Loan amount has since been reduced to $834,000 (excluding interest) and the due date of the loan was extended to December 31, 2011.  The Company has defaulted on repayment of the Term Loan by the maturity date, however, all but one lender has agreed to forbear collection until such time as the Company completes a secondary offering.  As of May 31, 2012 and May 31, 2011, the total amount due under the Term Loan including interest is $1,017,169 and $1,002,389 respectively.

(c)
Also reported under Notes Payable is a $250,000 short term loan from KeHE advanced in May 2011 (See Note 13-Long Term Debt).   The Company has defaulted on repayment of the short term loan by the maturity date, however, has the full support of KeHE which has agreed to forbear until such time as the Company completes a secondary offering.  As of May 31, 2012 and May 31, 2011, the current portion of the  $250,000 loan from KeHE, net of unamortized debt discount is $0 and $47,744, respectively.

In November 2011, we obtained a short term loan of $150,000 from a lender for purposes of obtaining advance product for seasonal sales.  The loan was repaid in three installments before December 31, 2011 as well as interest in the amount of $756.16 representing eight percent (8%) interest over the course of the loan.

9.             ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of May 31, 2012, the Company had accrued expenses and other liabilities of $767,216 which consisted primarily of $529,125 for accrued interest on loans, vendor installment agreements of $60,895, accrued payroll of $52,054, accrued professional fees of $12,500, a vendor prepayment of $38,000 and other miscellaneous accruals for $74,643.  As of May 31, 2011, the Company had accrued expenses and other liabilities of $517,618 which consisted primarily of $418,834 for accrued interest on term loans, vendor installment agreements of $60,895, accrued payroll of $20,311 and other accrued expenses of $17,578.

10.           ACCRUED PAYROLL TAXES

The Company is in arrears with paying payroll taxes of $1,093,483.  Of this amount approximately $480,000 relates to the parent Company's operations prior to the acquisition of Artisanal Cheese LLC. The balance relates to more recent payroll taxes which are attributable in part to the increased seasonal workforce.  The Company is currently negotiating with the relevant tax authorities to work out a payment program for the taxes owed.  Our plan is to make a down payment and then making double weekly tax payments until the arrears are paid.

11.           INCOME TAXES

At May 31, 2012, the Company has available unused net operating loss carryforward (“NOL”) of approximately $15,380,000 that may be applied against future taxable income and expire at various dates through 2030.  The Company has a deferred tax assets arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined.  Such valuation allowance has increased approximately $975,000 during 2012.

	2012	2011
Deferred tax asset:
Net operating loss carryforward	$6,725,000	$6,725,000
Valuation allowance	(6,725,000)	(6,725,000)
Net deferred tax asset	$-0-	$-0-

A reconciliation of the statutory federal income (tax) benefit to actual tax benefit is as follows:

	2012	2011
Statutory federal income (tax) benefit	$(888,000)	$(888,000)
State and local tax benefit – net of federal benefit	(229,000)	(229,000)
Permanent differences – equity compensation and other	142,000	142,000
Income tax benefit utilized (not utilized)	975,000	975,000
Actual tax benefit	$-0-	$-0-

If the Company has a greater than 50% change in ownership of certain stock holdings by shareholders of the Company pursuant to Section 382 of the Internal Revenue Code, the net operating losses may be limited.  Currently no such evaluation has been performed.

12.           LONG TERM DEBT

	2012	2011
At May, long-term debt consists of:
KeHE Loan,(a)	$770,000	$770,000
Long-Term Loan,(b)	3,882,000	3,000,000
Debt Discount, (c)	(99,512)	(279,620)
Total debt	$4,552,488	$3,490,380
Less current portion	(250,000)	(202,256)
Long term debt	$4,302,488	$3,288,124

(a)
On or about February 11, 2011, the Company entered into a three-year marketing and distribution agreement granting KeHE Distributors LLC the exclusive rights to distribute into retail outlets all Artisanal products with primary focus on the Company's 16-cheese CheeseClock program. KeHE's exclusivity is dependent upon KeHE meeting specific minimum annual sales. Under the agreement, KeHE earns a commission of five percent (5%) on all net sales to accounts serviced by KeHE and may also earn stock options upon meeting specified sales thresholds over the term of the agreement (See Notes to Financials, Note 10, Shareholders Equity for details). The agreement further provides that KeHE will loan up to $520,000 to the Company to facilitate the purchase of inventory required for the KeHE accounts and that KeHE will advance up to an additional $100,000 of marketing funds to be used for in-store demonstrations and related marketing costs. The loan bears interest at a rate of 3-Month LIBOR plus 5% to be paid quarterly and is secured by the Company's accounts receivable and inventory. For so long as any amounts remain outstanding under the loan or KeHE maintains its exclusive distributor status and meets its annual minimum purchases, the Company may not incur any debt or issue any additional common stock without KeHE’s consent, which consent shall not be unreasonably withheld. As of May 2011, the Company had drawn down $520,000 of the total amount permitted under the agreement. In May 2011, it borrowed an additional $250,000 from KeHE to be repaid within 60 days. For this reason, $250,000 of the KeHE loan is reported under Notes Payable. As an inducement for making this additional loan, the Company modified the vesting terms of KeHe’s 4,880,000 options, which were to be earned based on certain product purchase thresholds. Upon the execution on May 9, 2011, of the amended Marketing and Distribution Agreement, KeHE became fully vested on 440,000 three year options exercisable at $.30 a share. The fair market value of these options, utilizing the Black Scholes model, was $75,386. These costs were amortized over 60 days. The remaining 4,440,000 of options to be earned for future purchases of inventory were to become fully vested on August 22, 2011, if the $250,000 was not repaid. The additional funds were not repaid and the remaining options vested. The fair market value of these options, utilizing the Black Scholes model, was $976,628 all of which was expensed immediately. The principal of $770,000 is now due in May 2014. As of May 31, 2012, the total amount due under the KeHE Agreement including interest is $818,194.

(b)
On or about February 22, 2010, the Company entered a loan agreement with one of its preferred shareholders and term loan participants (the "Lender") for a loan of $2.5 million (the "Long Term Loan").  On specified dates since then, the Long Term Loan has been increased by a total of $1,000,000.  The original loan was conditional upon the Lender obtaining a first security position on all of the Company's assets.  The loan was also conditional upon the Company's repurchase from Lender and its affiliate of 500,000 shares of the redeemable convertible preferred stock held by them collectively, repayment to the Lender of amounts Lender had previously advanced to Borrower under the Term Loan agreement (discussed above), and issuance to Lender of 9,275,000 shares of the Company's $.001 par value common stock representing twenty percent of the Company's outstanding common stock on a fully-diluted basis.  The maturity date of this Long Term Loan is February 2013.  As of May 31, 2012, the total amount due under the Long Term Loan including interest is $4,144,873.

(c)	A unamortized debt discount attributed to the Long-Term Loan as of May 31, 2012 and May 31, 2011 was $99,512 and $279,620, respectively.

Five-Year Maturity of Debt Schedule

Principal

Fiscal 2011	1,294,000
Fiscal 2012
Fiscal 2013	3,882,000
Fiscal 2014	-
Fiscal 2015	-
Total	5,176,000

Such five year maturity schedule of debt is exclusive of the $99,512 of unamortized debt discount.

13.           SHAREHOLDERS’ EQUITY

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

Preferred Stock Issuances

During the quarter ended August 31, 2011, several private investors made equity investments totaling $430,250 for which these investors received 430,250 shares of our  preferred stock.

During the quarter ended August 31, 2011, we  issued a secured lender 277,544 shares of our  preferred stock in lieu of a cash payment of interest owed on his loan totaling $277,544.

In August 2011, Artisanal issued 50,000 shares of preferred stock to a lender in connection with a loan to us of $200,000.

During the quarter ended November 30, 2011, one private investor made an investment of $370,000 for which he received 370,000 shares of our  preferred stock.

As of May 31, 2012, the total number of preferred shares outstanding is 6,514,154.

Common Stock Issuances

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

In October 2011, we issued a total of 155,000 shares of common stock to three employees. We  recorded an expense of $75,950 in connection with these shares over a one year amortization period.

In February 2012, a preferred shareholder converted a total of 756,000 shares of preferred stock at the conversion rate of $.30 per share for which he received a total of 2,520,000 shares of common stock.

In the quarter ended May 31, 2012, Artisanal issued 341,000 shares of common stock to lenders in connection with loans totaling $682,000.

As of May 31, 2012, the total number of common shares outstanding is 28,093,982.

Stock Option

On or about February 11, 2011, Artisanal entered a marketing and distribution agreement with KeHE Distributors pursuant to which we were obligated to issue up to 4,880,000 stock options in specified tranches subject to KeHE achieving certain purchase thresholds.  During May 2011, we amended the vesting terms of these options, whereby 440,000 of the options were immediately vested and the remainder vested after our fiscal year end. The respective stock options have an exercise period of three years from the date of issuance and an exercise price of $.30 per share.

In September 2011, we issued a total of 550,000 stock options to five board members to replace those options which expired earlier in the year.  The stock options have an exercise period of three years from the date of issuance and an exercise price of $.30 per share.  We have recorded an expense of $20,420 in connection with these options.

A summary of the activity of stock options for the years ended May 31, 2012 and 2011 is as follows:

	Stock Options		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance – May 31, 2010	770,000	770,000	$.30	$.30
Granted Fiscal Year 2011	4,880,000	4,880,000	.30	.30
Exercised Fiscal Year 2011	-	-	-	-
Canceled Fiscal Year 2011	(770,000)	(770,000)	(.30)	(.30)
Balance – May 31, 2011	4,880,000	4,880,000	.30	.30
Granted Fiscal Year 2012	550,000	550,000	.30	.30
Exercised Fiscal Year 2012	-	-	-	-
Canceled Fiscal Year 2012	-	-	-	-
Balance – May 31, 2012	5,430,000	5,430,000	$.30	$.30

The intrinsic value of the Company’s options outstanding during the years ended May 31, 2012 and 2011 was $0 and $0, respectively.

Information, at date of issuance, regarding stock option grants for the year ended May 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Year ended May 31, 2012:
Exercise price exceeds market price	5,430,000	$.30	$.065
Exercise price equals market price	-	-	-
Exercise price is less than market price	-	-	-

The following table summarizes information about stock options outstanding and exercisable at May 31, 2012:

			Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.01	to	$.50	5,430,000	3	$.30	5,430,000

14.           COMMITMENTS AND CONTINGENCY

As of May 31, 2012 and May 31, 2011, the company has the following commitments and contingencies:

Term	Agreement	Monthly Expense

8/15/07 – 8/14/12	Preferred Vendor Agreement (a)	n/a

8/15/07 – 8/14/12	Product Development Agreement (b)	n/a

8/15/07 – 8/14/12	Trademark Assignment (c)	n/a

9/28/07 – 8/31/12	Lease Agreement (d)	$26,000

a.
The Company had entered into a five-year Preferred Vendor Agreement with two restaurant establishments owned by the former member of Artisanal Cheese, LLC, pursuant to which the Company will supply the restaurants or their affiliates with any and all premium cheese products at a high volume discount and at prices not to exceed prices offered to other customers, and the restaurants are to purchase exclusively from the Company provided the Company can meet terms and conditions acceptable to the restaurants.  The Preferred Vendor Agreement also provides for a credit to the restaurant establishments which credit shall be applied to the first $228,000 worth of product, not to exceed $57,000 in any calendar quarter.  This credit is the result of the payoff in full at the closing of Artisanal by one of its former members of a certain loan to the Company.  (See Note 8, Notes Payable).

b.
The Company had entered into a five-year Product Development Agreement pursuant to which the Company shall have a “first-look” right and 30-day exclusivity period to evaluate and negotiate in good faith a distribution arrangement (including minimum orders, exclusivity, prices/royalty rates and terms) for all new cheeses, cheese related products and other products developed by the two restaurant establishments owned by the former member of Artisanal Cheese, LLC.  After the 30-day exclusivity period, the Company will have an opportunity to match any terms and conditions of a distribution agreement that the restaurants may subsequently reach with a third party.  The Agreement provides for a written trademark license from the Company to the restaurants upon terms to be mutually agreed upon with respect to any distribution by the restaurants under the Artisanal brand of such new products other than distribution by the Company.

c.
The Company had entered into a Trademark License Agreement pursuant to which the Company granted a royalty-free license to the two restaurant establishments to use the trade name “Artisanal Fromagerie & Bistro” and the derivative logo (consisting of an oval design with four stylized sheep seated in front of a barn and the words “Artisanal Fromagerie – Bistro – Wine Bar”) in connection with the operation, distribution and sale of cheese, cheese products and other food products from the restaurant establishments or their affiliated restaurants or retail stores.  In October 2009 this mark was assigned to the Licensees in accordance with the agreement.

d.
Upon closing the acquisition of Artisanal Cheese LLC in August 2007, the Company negotiated a new five-year lease for approximately 10,000 square feet commencing September 28, 2007, subject to rent increase of approximately ten percent per annum. The current lease payment is approximately $26,000 per month.  The leased space consists of all executive and sales offices, five cheese aging caves, a packaging and shipping facility, a customer call center and a 1,000 square foot cheese center consisting of a fully-equipped kitchen, classroom and presentation area with two large flat screen television panels used for conducting cheese education courses and third-party special events.  From this facility the business distributes its line of Artisanal Premium Cheese products to fine food wholesalers, specialty food outlets, restaurants and through its catalogue and Website. The lease has been extended to February 2013 with a option to extend through May 2013.

The Company's subsidiary is currently involved in a couple of legal proceedings that are incidental to its operations.  None of these proceedings may have, or have had in the 12 months preceding the date of this report, a significant effect on the financial position or profitability of the Company or its subsidiary:

CIT Technology Financing Services, Inc. v. Artisanal Cheese, LLC, New York Supreme Court (New York), Index No. 06159/10 – Plaintiff sought approximately $107,000 pursuant to two copier leases.  The Company negotiated a settlement with plaintiff to resume monthly payments for the copiers.  The Company is in default of the settlement agreement as it is five months in arrears as of the date of this filing.  A judgment has not been entered to date.

Christopher Calise and Perry Lerner v. Artisanal Cheese, LLC, New York Supreme Court (New York County), Index No. 5073/2010.  Plaintiffs each loaned $50,000 to the Company on or about July 10, 2009.  In June 2010, they commenced an action for unpaid interest and requesting acceleration of the loan.  The Company negotiated a settlement with plaintiffs to pay off the note by December 31, 2011.  As of the date of this filing, plaintiffs have been paid in full.

Central Business Solutions v. Artisanal Cheese, LLC New York City Civil Court (New York County), Index No. 043515/2010.  Plaintiff is seeking approximately $13,000 for equipment maintenance services.  The Company rejects Plaintiff's claim in full and has counterclaimed for damages resulting from Plaintiff's breach of contract, misrepresentation and fraud.

Charles Knott v. Artisanal Cheese, LLC, New York Supreme Court (New York County), Index No. 5073/2010.   In July 2012, plaintiff commenced an action to recover unpaid principal and interest of a $150,000 loan made to the company which matured on December 31, 2011.  An answer has been filed and the Company is attempting to negotiate a settlement with the lender to pay down the note.

15.           RELATED PARTY TRANSACTIONS

Since acquiring Artisanal, Mr. Dowe’s wife, Janet L. Dowe, has periodically provided legal and administrative services to the company for a consulting fee of $5,000 per month.  The fees paid to Mrs. Dowe for services rendered to Artisanal are approved by our Board of Directors, except for Mr. Dowe who is not entitled to vote on these matters.  Effective January 1, 2010, Mrs. Dowe became a part-time employee of Artisanal at an annual salary of $60,000.  Effective April 22, 2011, she became a full-time employee at an annual salary of $120,000.

With respect to the foregoing transactions, we believe that the terms of these transactions were as fair to us as could be obtained from an unrelated third party.  Future transactions with affiliates including loans will be on terms no less favorable than can be obtained from unaffiliated parties and will be approved by a majority of the independent disinterested members of our board of directors.

16.           SUBSEQUENT EVENTS

On April 13, 2012, the Company filed with the SEC a registration statement on Form S-1 for the purpose of raising up to $8 million through the sale of up to 16 million shares of its common stock.  The registration statement became effective on June 6, 2012.  As of the date of this filing, approximately $282,500 has been raised and 141,250 shares issued.

In October 2012, two private lenders agreed to loan to the Company a total of $1,700,000 secured and to be paid down by using the Company's credit card receipts for online purchases.  The loan bears interest of 6% p.a. and matures on October 14, 2014.  The lenders each received one share of the Company's common stock for each dollar they loaned, respectively.  The proceeds are being used to pay down tax liabilities and for operating capital.

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                 CONTROLS AND PROCEDURES.

(a)            Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and our principal financial and accounting officer have concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.  Based on this assessment, our management has concluded that as of May 31, 2012, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses indentified in our disclosure controls and procedures as described earlier in this section.

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

The following table sets forth the names, ages, and principal positions of our executive officers and directors as of the filing date of this annual report:

Name	Age	Position

Daniel W. Dowe	50	Chairman of the Board, President and Chief Executive Officer
Keith DeMatteis	47	Director
William K. Lavin	67	Director
Donald P. Moriarty, Jr.	54	Director
John Nesbett	43	Director
Jeffrey Roberts	65	Director
Thomas Thornton	65	Director

Daniel W. Dowe. For the past five years, Mr. Dowe has served as Artisanal’s president, chief executive officer and as a director.  Mr. Dowe became a director in March, 1997, Acting President on November 17, 1997 and President and Chief Executive Officer on April 1, 1998.  Upon the acquisition of Artisanal Cheese LLC in August 2007, he became our Chairman, Chief Executive Officer and President.  On June 18, 2012, Mr. Dowe was elected to the board of directors of the National Association of Specialty Food Trade for a two year term.  In May 1993 he founded Dowe & Dowe, a New York City-based law firm, where he practiced primarily corporate and securities law until joining the company full time in April 1998.   Before practicing law, he was employed by Alliance Capital Management Company from 1984 to 1986, Salomon Brothers (now Salomon Smith Barney, a division of Citigroup, Inc.) from 1986 to 1988 and J.P. Morgan Bank from 1988 to 1990.

Keith DeMatteis.  For the past five years, Mr. DeMatteis has been a principal of Calakar Construction Services and DeMatteis Development Organization, which is a closely-held developer of large scale real estate projects in the United States and in international markets.  Mr. DeMatteis became a director of Artisanal in January 2001.

William K. Lavin.  For the past fifteen years, Mr. Lavin has operated his own business consulting firm that he formed in 1994.  From 1993 to 1994, Mr. Lavin was Chief Executive Officer of Woolworth Corporation (renamed “Foot Locker Inc.”) From 1991 to 1993, he served as Woolworth’s Chief Administrative and Financial Officer. Mr. Lavin became a director of Artisanal in October, 1997, and since 1992 has served on the board of directors of the Allegheny Corporation (NYSE:Y).

Donald P. Moriarty, Jr.   Prior to his retirement in 2006 from CMG Communications--an award-winning advertising agency he formed with partner, Richard Branson of the Virgin Group--Mr. Moriarty was for 15 years president of Moriarty Communications, an advertising and marketing services agency.  Since then Mr. Moriarty has focused on charitable activities.  He became a director of Artisanal in 2009.

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

Jeffrey Roberts.  In 2004 Mr. Roberts co-founded the Vermont Institute for Artisan Cheese at the University of Vermont where he continues to serve as a principal consultant.  In 2007, he authored the “Atlas of American Cheese” a compendium of farmstead cheese producers throughout the United States.   Mr. Roberts became a director of Artisanal in January 2008.  From 2003 to the present Mr. Roberts has been a director, Treasurer and Northeast Regional Governor of Slow Food USA, a non-profit educational organization devoted to preserving traditional food ways and environmental sustainability.  Since 2003 he has been a director of the Vermont Arts Council and from 1998 to 2004 served on the Vermont Fresh Network board.  From 2003 to 2007 he has provided consulting services to the US National Park Service and in 2007 authored a compendium of national parks and their products.  Mr. Roberts is a frequent speaker on artisan cheese, sustainable agriculture, and the working landscape.

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

There are no family relationships among the Artisanal's directors or among its executive officers, other than Janet L. Dowe, Esq. the spouse of Artisanal's Chief Executive Officer who oversees administrative and legal matters for the company. To the best of our  knowledge, none of our directors or its executive officers have been involved in any legal proceedings or engaged in any activity over the past five years that would be deemed material in evaluating the ability or integrity of our directors or executive officer or for which disclosure must be made in this report.

There has been no material change to the procedures by which stock holders may recommend nominees to Artisanal’s board of directors.

Committees

Our Board of Directors has an Audit and Executive Compensation Committee, a Nominating Committee and a Business Development Committee.  Messrs. Lavin and DeMatteis serve on both the Auditing and Executive Compensation Committees.  The Business Development Committee consists of Messrs. Moriarty, Thornton, Roberts, and Dowe.  The Nominating Committee consists of Messrs. Lavin, DeMatteis, Nesbett and Dowe.  Mr. Lavin serves as our financial and corporate governance expert on the Audit Committee.  He is an independent director as defined under the listing standards of The Nasdaq Stock Market.

William K. Lavin, Keith DeMatteis, Donald Moriarty, John Nesbitt, Jeffrey Roberts and Thomas Thornton are “independent” directors under the listing standards of The Nasdaq Stock Market. Daniel W. Dowe is not “independent” under the listing standards of The Nasdaq Stock Market.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen-sation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Daniel W. Dowe Chairman, Chief	Fiscal 2012	200,000	0	0	0	0	0	0	200,000
Executive Officer President	Fiscal 2011	200,000	0	0	0	0	0	0	200,000

Option Grants, Exercises, and Values

As of May 31, 2012, our directors held a total of 550,000 common stock options having an exercise price of $.30 per share and an expiration date of September 21, 2014.

Employment Agreements

 Pursuant to an amended and restated employment agreement entered with Chairman and Chief Executive Officer, Daniel W. Dowe, in February 2010, he is to receive:

•	A base salary of $200,000;

•	Annual bonus determined by the Board of Directors in its sole discretion;

•
Participation in employee medical, health, pension, welfare, and insurance benefit plans as maintained by Artisanal from time to time for the general benefit of our executive employees, as well as all other benefits and perquisites as are made generally available to our executive employees;

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

A five-year stock option previously granted to Mr. Dowe under his original employment agreement in 2007 was cancelled and, in exchange, Artisanal issued to Mr. Dowe 6,375,000 shares of common stock.  The stock is fully vested but he is restricted from selling, transferring or otherwise disposing of more than 2,125,000 shares of said stock in each successive twelve month period commencing February 22, 2010.

            We may only terminate Mr. Dowe’s employment with cause or Mr. Dowe may terminate his employment if Artisanal, acting through its board of directors, shall resolve to either: (a) make a material change in his title, his responsibilities or his reporting status, or (b) enter into a corporate transaction with another person or legal entity (affiliated or non-affiliated) that results in a "Change of Control" (as that term is defined in his agreement).

If Mr. Dowe’s employment is terminated for cause, he will receive payment of his base salary, bonus and benefits for the next succeeding three months of the agreement after which the agreement will be null and void.  He may continue to participate in our employee benefit plans to the extent permitted by and in accordance with the terms thereof or as otherwise required by law.

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

In the event that Mr. Dowe’s employment terminates for reason of his death or permanent irreversible medical disability, Mr. Dowe, or his executive or estate, shall be entitled to receive, within three months of termination, the full compensation that would have been payable to Mr. Dowe for the remaining term of his employment agreement.  In this case, any bonus shall be based on the last bonus paid to Mr. Dowe as increased by at least ten percent (10%) each year unless our board of directors shall approve a greater sum.

Compensation of Directors

Five of the six non-management directors each received 110,000 common stock options during fiscal 2012 to replace options they had previously held, but which had expired in February 2011.  Mr. Moriarty received 110,000 shares of common stock upon his appointment to the board of directors during fiscal year 2010.

Item 12              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of May 31, 2012, by (i) each person who we know beneficially owns more than 5% of our common stock, (ii) each of our directors, (iii) each of the executive officers named in the summary compensation table, and (iv) all directors and executive officers as a group.

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

The number of shares of common stock beneficially owned by a person and the percentage ownership of that person have been calculated on a fully diluted basis.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Daniel W. Dowe, Chairman and Chief Executive Officer	5,525,000	(2)	10.0%
Keith DeMatteis, Director	3,333,718	(3)	6.0%
William K. Lavin, Director	175,049	(4)	0.3%
Donald P. Moriarty, Jr., Director	160,000	(5)	0.3%
John Nesbett, Director	255,000	(6)	0.5%
Jeffrey Roberts, Director	160,000	(7)	0.3%
Thomas Thornton, Director	260,000	(8)	0.5%
Current directors and executive officers as a group (7 persons)	9,868,767	(9)	17.9%
Frederick G. Perkins, III, Investor	11,758,837	(10)	21.3%
Frank Sica, Investor	7,134,477	(11)	12.9%
KeHE Distributors, Lender	4,880,000	(12)	8.8%
Alphonso DeMatteis, Investor	3,109,432	(13)	5.6%

(1)
Based on 55,237,829 shares of common stock consisting of: 28,093,982 common shares issued and outstanding as of May 31, 2012 and 21,713,847 common shares underlying the preferred shares issued and outstanding as of May 31, 2012 (including preferred share dividends through that date) and 5,430,000 common shares underlying the options issued and outstanding  as of May 31, 2012.

(2)
Represents 5,525,000 shares of common stock, fully vested but restricted from sale, transfer or other disposal of more than 2,125,000 shares of said stock in each successive twelve month period commencing February 22, 2010.

(3)
Includes 1,739,432 shares held by Alfonso DeMatteis for which Mr. Keith DeMatteis has power of attorney; 14,286 shares held by Calakar Construction Company, a company owned in part by Mr. Keith DeMatteis; and 411,000 shares of preferred stock held by Alphonso L. DeMatteis Family, L.P. and convertible into 1,370,00 shares of our common stock, for which Mr. Keith DeMatteis has power of attorney, and 100,000 shares of common stock held and 110,000 stock options held by Mr. Keith DeMatteis personally.

(4)	Includes 65,049 shares of common stock and 110,000 options held by Mr. Lavin.
(5)	Includes 160,000 shares of common stock held by Mr. Moriarty.
(6)	Includes 145,000 shares of common stock and 110,000 options held by Mr. Nesbett.
(7)	Includes 50,000 shares of common stock and 110,000 options held by Mr. Roberts.
(8)	Includes 150,000 shares of common stock and 110,000 options held by Mr. Thornton.
(9)	Includes all shares referenced in footnotes 2 through 8 above.
(10)	Consists of 9,291,667 shares of common stock held and 740,151 shares of preferred stock convertible into 2,467,170 shares of our common stock.
(11)	Consists of 100,000 shares of common stock and 2,110,343 shares of preferred stock convertible into 7,034,477 shares of our common stock.
(12)	Represents 4,880,000 shares of common stock underlying 4,880,000 options held by KeHE.
(13)
Includes 1,739,432 shares of common stock held by Alfonso DeMatteis and 411,000 shares of preferred stock held by Alphonso L. DeMatteis Family, L.P. and convertible into 1,370,00 shares of our common stock,

 Item 13               CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no material relationships between Artisanal and its current directors and executive officers other than as described below.

As of January 1, 2010, Mr. Dowe's wife, Janet L. Dowe, became a part-time employee of Artisanal at an annual salary of $60,000, providing legal and administrative services to the company.  Effective April 22, 2011, she became a full-time employee at an annual salary of $120,000.

With respect to the foregoing transactions, we believe that the terms of these transactions were as fair to us as could be obtained from an unrelated third party.  Future transactions with affiliates including loans will be on terms no less favorable than can be obtained from unaffiliated parties and will be approved by a majority of the independent disinterested members of our board of directors.

William K. Lavin, Keith DeMatteis, John Nesbett, Donald Moriarty, Jeffrey Roberts and Thomas Thornton are “independent” directors under the listing standards of The Nasdaq Stock Market. Daniel W. Dowe is not “independent” under the listing standards of The Nasdaq Stock Market.

Item 14                                PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and unbilled for the fiscal years ended May 31, 2012 and 2011 for professional services rendered by our principal accountants for the audits of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q were approximately $39,500 and $37,000, respectively.

TAX AND OTHER FEES

The aggregate fees billed for the fiscal years ended May 31, 2012 and 2010 for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns was $2,500 and $2,500, respectively.

APPROVAL OF NON-AUDIT SERVICES AND FEES

None.

PART IV

Item 15                  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.4	Form of Promissory Note to T. Brennan in the amount of $570,000

2.5	Form of Promissory Note to M. Numeroff in the amount of $130,000

2.7	Transitional Services Agreement between Artisanal Group LLC and Artisanal Cheese LLC dated August 14, 2007

2.8	Consulting Agreement between Artisanal Cheese LLC and Terrence Brennan dated August 14, 2007

2.9	Preferred Vendor Agreement by and among Artisanal Cheese LLC, Artisanal Fromagerie & Bistro, LLC, and 35 West 64th Restaurant Associates, L.P. dated August 14, 2007

2.10	Product Development Agreement by and among Artisanal Cheese LLC, Artisanal Fromagerie & Bistro, LLC, and 35 West 64th Restaurant Associates, L.P. dated August 14, 2007

2.11	Trademark License Agreement by and among Artisanal Cheese LLC, Artisanal Fromagerie & Bistro, LLC, and 35 West 64th Restaurant Associates, L.P. dated August 14, 2007

2.12	Noncompetition Agreement between Artisanal Cheese LLC and Terrence Brennan dated August 14, 2007

2.13	Noncompetition Agreement between Artisanal Cheese LLC and Marvin Numeroff dated August 14, 2007

3.1	Certificate of Incorporation of Artisanal Brands, Inc., as amended and filed with the Secretary of State of the State of New York.

3.2	By-Laws

4.7	Certificate of Designation for Series A Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 4.7 of our Report on Form 10-K for the period ended May 31, 2008)

4.8	Stock Subscription and Investment Representation Agreement Stock (incorporated by reference to Exhibit 4.8 of our Report on Form 10-K for the period ended May 31, 2008)

Item 15	(Cont’d)

Exhibit Number	Description

10.21	$150,000 Bridge Note dated July 10, 2009 (incorporated by reference to Exhibit 10.21 of our Report on Form 10-QSB for the period ended August 31, 2009)

10.22	Security Agreement relating to Bridge Note dated July 10, 2009 (incorporated by reference to Exhibit 10.22 of our Report on Form 10-QSB for the period ended August 31, 2009)

10.23	$850,000 Promissory Note dated July 10, 2009 (incorporated by reference to Exhibit 10.23 of our Report on Form 10-QSB for the period ended August 31, 2009)

10.24	Security Agreement relating to Term Loan dated July 10, 2009 (incorporated by reference to Exhibit 10.24 of our Report on Form 10-QSB for the period ended August 31, 2009)

10.27	Amended and Restated Employment Agreement between Registrant and Daniel W. Dowe (incorporated by reference to Exhibit 10.27 of our Report on Form 10-QSB for the period ended February 28, 2010)

10.28	Loan Agreement (incorporated by reference to Exhibit 10.23 of our Report on Form 10-QSB for the period ended February 28, 2010)

10.29	Security Agreement (incorporated by reference to Exhibit 10.24 of our Report on Form 10-QSB for the period ended February 28, 2010)

10.30	Promissory Note (incorporated by reference to Exhibit 10.25 of our Report on Form 10-QSB for the period ended February 28, 2010)

10.31	First Supplemental Promissory Note dated September 1, 2010 (incorporated by reference to Exhibit 10.31 of our Report on Form 10-K for the period ended May 31, 2011)

10.32	Second Supplementary Promissory Note dated November 1, 2010 (incorporated by reference to Exhibit 10.32 of our Report on Form 10-K for the period ended May 31, 2011)

10.33	Third Supplemental Promissory Note dated November 2, 2010 (incorporated by reference to Exhibit 10.33 of our Report on Form 10-K for the period ended May 31, 2011)

10.34	Marketing and Distribution Agreement dated February 11, 2011 and Addendum dated May 9, 2011 (incorporated by reference to Exhibit 10.34 of our Report on Form 10-K for the period ended May 31, 2011)

10.35	Fourth Supplemental Promissory Note dated May 27, 2011 (incorporated by reference to Exhibit 10.35 of our Report on Form 10-K for the period ended May 31, 2011)

Item 15	(Cont’d)

Exhibit Number	Description

10.36	Fifth Supplemental Promissory Note dated August 8, 2011 (incorporated by reference to Exhibit 10.36 of our Form S-1 filed with the Commission on April 13, 2012)

10.37	Sixth Supplemental Promissory Note dated February 2, 2012 (incorporated by reference to Exhibit 10.36 of our Form S-1 filed with the Commission on April 13, 2012)

10.38*	Seventh Supplemental Promissory Note dated March 9, 2012

10.39*	Eighth Supplemental Promissory Note dated April 13, 2012

10.40*	Ninth Supplemental Promissory Note dated May 17, 2012

10.41*	Tenth Supplemental Promissory Note dated May 30, 2012

21.1*	Subsidiaries of Registrant

31.1*	Certification of Principal Executive and Financial Officer

31.2*	Certification of Principal Accounting Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350

32.2*	Certification Pursuant to 18 U.S.C. Section 1350

Exhibit 101.INS**	XBRL Instance

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition

Exhibit 101.LAB**	XBRL Taxonomy Extension Labels

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation

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

Dated: November 23, 2012

By:	/ss/ Gary J. Allen
Gary J. Allen
Senior Corporate Controller
Principal Accounting Officer

Dated: November 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated:

Dated

/ss/ Daniel W. Dowe	Director	November 23, 2012
Daniel W. Dowe

/ss/ William K. Lavin	Director	November 23, 2012
William K. Lavin

/ss/ Keith DeMatteis	Director	November 23, 2012
Keith DeMatteis

/ss/ John Nesbett	Director	November 23, 2012
John Nesbett

/ss/ Donald P. Moriarty, Jr.	Director	November 23, 2012
Donald P. Moriarty, Jr.

/ss/ Jeffrey Roberts	Director	November 23, 2012
Jeffrey Roberts

/ss/ Thomas Thornton	Director	November 23, 2012
Thomas Thornton