Form 10-Q
period 2012-08-31
Artisanal Brands, Inc.
filed 2013-03-29
CIK 945634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended August 31, 2012.

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the transition period from        ___   to ___       .

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date: 31,582,982 common shares and 6,199,154 Series A preferred shares  issued and outstanding as of March 29, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q	Incorporated Document
None

ARTISANAL BRANDS, INC.

PART I

Page No.

Item 1.	Financial Information (Unaudited)

	Condensed Consolidated Balance Sheets at August 31, 2012 and May 31, 2012	F-1

	Condensed Consolidated Statements of Operations for the three months ended August 31, 2012 and August 31, 2011	F-2

	Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2012 and August 31, 2011	F-3

	Notes to Condensed Consolidated Financial Statements	F-4

ARTISANAL BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2012	2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$43,016
Accounts receivable, net	154,131	173,496
Inventories	212,328	297,300
Prepaid expenses and other current assets	116,273	23,059

Total Current Assets	482,732	536,871

FIXED ASSETS, net	484,308	500,583
OTHER ASSETS	34,808	31,514
INTANGIBLES - at cost, net	3,448,095	3,468,179

Total Assets	$4,449,943	$4,537,147

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

Cash Overdraft	$4,746	$-
Accounts payable	620,296	596,636
Note payable and current portion of long term debt	1,234,000	1,234,000
Prepaid gift certificates and other deferred revenue	74,574	58,778
Accrued expenses and other current liabilities	962,726	767,216
Accrued payroll taxes	1,201,159	1,093,483

Total Current Liabilities	4,097,501	3,750,113

LONG TERM DEBT, net of current portion	4,349,468	4,302,488

Total Liabilities	8,446,969	8,052,601

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 10,000,000 shares authorized, 6,514,154 shares issued and outstanding	6,514	6,514
Common stock - $0.001 par value, 100,000,000 shares authorized 28,628,982 and 28,093,982 shares issued and outstanding, respectively	28,629	28,094
Additional paid-in capital	19,714,587	19,368,435
Accumulated deficit	(23,746,756)	(22,918,497)

Total shareholders' deficit	(3,997,026)	(3,515,454)

Total Liabilities and Shareholders' Deficit	$4,449,943	$4,537,147

See notes to the unaudited condensed consolidated financial statements.

ARTISANAL BRANDS, Inc.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended August 31,
	2012	2011

SALES	$498,665	$759,385

COST OF GOODS SOLD	423,211	684,814

GROSS PROFIT	75,454	74,571

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE	707,991	1,835,943
DEPRECIATION AND AMORTIZATION	37,184	54,696

LOSS FROM OPERATIONS
BEFORE INCOME TAXES AND INTEREST	(669,721)	(1,816,068)

OTHER INCOME( EXPENSES):
Interest income (expense) and other income	(158,538)	(214,343)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(828,259)	(2,030,411)

INCOME TAXES	-	-

NET LOSS	(828,259)	(2,030,411)

LESS PREFERRED STOCK DIVIDEND	-	-
NET LOSS APPLICABLE TO COMMON SHARES	$(828,259)	$(2,030,411)

LOSS APPLICABLE PER COMMON SHARE
Basic	$(0.03)	$(0.08)
Diluted	$(0.03)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: basic	28,147,536	24,200,316
diluted	28,147,536	24,200,316

See notes to the unaudited condensed consolidated financial statements.

ARTISANAL BRANDS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended August 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(828,259)	$(2,030,411)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	17,100	33,696
Amortization of intangibles	20,084	21,000
Amortization of debt discount	46,980	89,168
Equity based compensation attributed to debt	86,390	976,628
Common stock issued for services	-	35,348
Changes in operating assets and liabilities
Cash overdraft	4,746	-
Accounts receivable	19,365	103,154
Inventory	84,972	43,678
Prepaid expenses and other assets	(93,214)	(8,988)
Accounts payable	23,660	127,991
Accrued expenses and other current liabilities	318,982	(47,476)
NET CASH USED IN OPERATING ACTIVITIES	(299,194)	(656,212)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) of fixed assets	(825)	(1,521)
(Increase) in security deposit	(3,294)	(1,091)
NET CASH USED IN INVESTING ACTIVITIES:	(4,119)	(2,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase/(decrease) in notes payable	-	200,000
Sale of common stock	267,500	430,250
Benefits from sale of common stock	(7,203)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	260,297	630,250

NET DECREASE IN CASH	(43,016)	(28,574)

CASH AT BEGINNING OF PERIOD	43,016	43,547

CASH AT END OF PERIOD	$-	$14,973

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$20,832
Income taxes	$-	$-
Non-cash investing and financing activies:
Conversion of preferred shares to common shares	$-	$-
Preferred shares issued for services	$-	$277,544

See notes to the unaudited condensed consolidated financial statements.

ARTISANAL BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2012
(UNAUDITED)

1.             BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Artisanal Brands, Inc., (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Operating results for the three months ended August 31, 2012 are not necessarily indicative of the results that may be expected for the year ending May 31, 2013.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2012.  Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such period.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated on consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents include investments in money market funds and are stated at cost, which approximates market value. Cash at times may exceed FDIC insurable limits.

Trade Accounts Receivable and Other Receivables, Net

The Company's accounts receivable consist primarily of amounts due from customers for the sale of its products. The Company records an allowance for doubtful accounts based on management's estimate of collectability of such trade and notes receivables outstanding. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any. The recorded allowance at August 31, 2012 and May 31, 2012, was $20,000.

Revenue Recognition

The Company recognizes revenues associated with the sale of its products at the time of delivery to customers, when the price is fixed or determinable, persuasive evidence of an arrangement exists and collectability of the resulting receivable is reasonably assured.

Marketing and Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses charged to operations for the three months ended August 31, 2012 and 2011 were $25,666 and $102,414, respectively.

Reclassifications

Certain reclassifications have been made to the prior period's amounts presented to conform to the current period presentations. These reclassifications had no effect on reported income or losses.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Goodwill and Intangible Assets

Intangible assets at August 31, 2012 relates to the assets acquired by the Company in August 2007.

The Company reviews long-lived assets, certain identifiable assets and any impairment related to those assets at least annually or whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.

Equity-based Compensation

The Company accounts for equity-based compensation in accordance with guidance issued by the FASB, Share-Based Payment.  The Company records compensation expense using a fair-value-based measurement method for all awards granted. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s equity-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the equity-based compensation expense could be significantly different from what we have recorded in the current period.  Equity-based compensation for the three months ended August 31, 2012 and August 31, 2011 was $86,390 and $1,011,976, respectively.  Of the equity-based compensation booked during the three months ended August 31, 2011, $976,628  is attributable to the vesting of 4,440,000 common stock options that had been granted to KeHE Distributors in connection with the marketing and distribution agreement entered in February 2011 and amended in May 2011.

Net Loss Per Share

In accordance with the FASB guidance for, "Earnings Per Share", basic net loss per share is computed using the weighted average number of common shares outstanding during each period. For the three months ended August 31, 2012, diluted loss per share is the same as basic loss per share since the inclusion of the 5,430,000 outstanding stock options would be antidilutive.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximated fair value as of August 31, 2012, because of the relatively short-term maturity of these instruments and their market interest rates. Since a portion of long-term debt is in default, it is not possible to estimate its value.

Recent Accounting Pronouncements

Any new accounting pronouncements issued but not yet effective have been deemed not to be relevant to the operations of the Company, hence the effects of such undisclosed new accounting pronouncements will have no effect on the Company.

  3.           ACCOUNTS RECEIVABLE

               Accounts receivable consist of the following:

	August 31, 2012	May 31, 2012
Trade accounts receivable	$169,255	$188,669
Employees	4,876	4,827
	174,131	193,496
Less allowance for doubtful accounts	(20,000)	(20,000)
	$154,131	$173,496

4.             INVENTORIES

Inventories are valued on a first-in-first-out (FIFO) basis.  Inventories consisted of the following:

	August 31, 2012	May 31, 2012
Cheese Inventory	$22,182	$60,701
Shipping/Packing Material Inventory	136,650	166,716
Accessories & Books Inventory	51,288	67,986
Beverage	2,208	1,897
	$212,328	$297,300

5.             PREPAID EXPENSES

As of August 31, 2012, the Company had prepaid expenses of $116,273, which consisted primarily of prepaid rent of $84,600, prepaid real estate taxes of $9,688, prepaid insurance of $15,549, prepaid interest of 3,976 and other operating expense of $2,460. As of May 31, 2012, the Company had prepaid expenses of $23,059, which consisted primarily of prepaid insurance of $13,207, prepaid interest of $5,978, and other operating expense of $3,874.

6.             FIXED ASSETS

Fixed Assets, net consist of the following:

	August 31, 2012	May 31, 2012
Furniture and fixtures	$179,435	$179,435
Kitchen Equipment	275,203	275,203
Computer Equipment	121,460	121,460
Software & Web Design	32,496	32,496
Cheese Clock by Artisanal tm	152,796	151,971
Leasehold Improvement	356,396	356,396
	1,117,786	1,116,961
Less: Accumulated
Depreciation & Amortization	(633,478)	(616,378)
	$484,308	$500,583

Depreciation expense recorded for the three months ended August 31, 2012 and August 31, 2011 was $17,100 and $33,696 respectively.

7.             INTANGIBLE ASSETS

Intangible assets consist of the following:

		August 31,	May 31,
	Amortizable life	2012	2012
Trade name	Indefinite	$1,720,000	$1,720,000
Non-competition agreement	5 years	110,000	110,000
Non-contractual customer relationships	10 years	620,000	620,000
Goodwill	Indefinite	1,420,678	1,420,678
Total intangible assets		3,870,678	3,870,678
Accumulated amortization		(422,583)	(402,499)
		$3,448,095	$3,468,179

Amortization expense recorded for the three months ended August 31, 2012 and August 31, 2011, was $20,084 and $21,000, respectively.

8.             NOTES PAYABLE TO EXISTING SHAREHOLDERS and CURRENT PORTION OF LONG TERM DEBT

Notes payable to existing shareholders and current portion of long-term debt at consisted of:

	August 31,	May 31,
	2012	2012

Bridge Loan, (a)	$150,000	$150,000
Term Loan, (b)	834,000	834,000
KeHE Loan-current portion, (c)	250,000	250,000
Total Notes payable	$1,234,000	$1,234,000

(a)
In July 2009, we secured from an existing shareholder a $150,000 bridge loan at an annual interest rate of nine percent (9%) which matured on September 8, 2009 (the "Bridge Loan").  The Company has defaulted on repayment of the Bridge Loan by the maturity date, however, the lender has agreed to forbear collection until such time as the Company completes a secondary offering.  As of August 31, 2012,and May 31, 2012, the total amount due under the Bridge Loan including interest is $188,281 and $184,878, respectively.

(b)
During the period July 2009 to February 2010, we secured from several existing shareholders a term loan in the aggregate amount of $1,214,000 at an annual interest rate of nine percent (9%) to mature on or about September 10, 2010 (the "Term Loan").  The Term Loan amount has since been reduced to $834,000 (excluding interest) and the due date of the loan was extended to December 31, 2011.  The Company has defaulted on repayment of the Term Loan by the maturity date, however, all but one lender has agreed to forbear collection until such time as the Company completes a secondary offering.  As of August 31, 2012 and May 31, 2012, the total amount due under the Term Loan including interest is $1,035,862 and $1,017,169, respectively.

(c)
Also reported under Notes Payable is a $250,000 short term loan from KeHE advanced in May 2011 (See Note 11-Long Term Debt).   The Company has defaulted on repayment of the short term loan by the maturity date, however, has the full support of KeHE which has agreed to forbear until such time as the Company completes a secondary offering.  As of August 31, 2012 and May 31, 2012, the current portion of the  $250,000 loan from KeHE, net of unamortized debt discount is $52,532 and $99,512, respectively.

9.             ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of August 31, 2012, the Company had accrued expenses and other liabilities of $962,726 which consisted primarily of $638,682 for accrued interest on loans, vendor installment agreements of $60,895, accrued payroll of $48,304, accrued professional fees of $55,455, a customer prepayment of $38,000 and other miscellaneous accruals for $121,390.  As of May 31, 2012, the Company had accrued expenses and other liabilities of $767,216 which consisted primarily of $529,125 for accrued interest on loans, vendor installment agreements of $60,895, accrued payroll of $52,054, accrued professional fees of $12,500, a vendor prepayment of $38,000 and other miscellaneous accruals for $74,643.

10.           ACCRUED PAYROLL TAXES

The Company is in arrears with paying payroll taxes of $1,201,159.  Of this amount approximately $480,000 relates to the parent Company's operations prior to the acquisition of Artisanal Cheese LLC. The balance relates to more recent payroll.  The Company has reached installment agreements with the relevant state tax authorities.  The Company is currently negotiating with the federal tax authorities to work out a payment program for the taxes owed.  Our plan is to make a down payment and then making double weekly tax payments until the arrears are paid.

11.          LONG TERM DEBT

	August 31,	May 31,
	2012	2012
Long-term debt consists of:

KeHE Loan,(a)	$770,000	$770,000
Long-Term Loan,(b)	3,882,000	3,882,000
Debt Discount, (c)	(52,532)	(99,512)
Total debt	$4,599,468	$4,552,488
Less current portion	(250,000)	(250,000)
Long term debt	$4,349,468	$4,302,488

(a)
On or about February 11, 2011, the Company entered into a three-year marketing and distribution agreement granting KeHE Distributors LLC the exclusive rights to distribute into retail outlets all Artisanal products with primary focus on the Company's 16-cheese CheeseClock program. KeHE's exclusivity is dependent upon KeHE meeting specific minimum annual sales. Under the agreement, KeHE earns a commission of five percent (5%) on all net sales to accounts serviced by KeHE and may also earn stock options upon meeting specified sales thresholds over the term of the agreement (See Notes to Financials, Note 10, Shareholders Equity for details). The agreement further provides that KeHE will loan up to $520,000 to the Company to facilitate the purchase of inventory required for the KeHE accounts and that KeHE will advance up to an additional $100,000 of marketing funds to be used for in-store demonstrations and related marketing costs. The loan bears interest at a rate of 3-Month LIBOR plus 5% to be paid quarterly and is secured by the Company's accounts receivable and inventory. For so long as any amounts remain outstanding under the loan or KeHE maintains its exclusive distributor status and meets its annual minimum purchases, the Company may not incur any debt or issue any additional common stock without KeHE’s consent, which consent shall not be unreasonably withheld. As of May 2011, the Company had drawn down $520,000 of the total amount permitted under the agreement. In May 2011, it borrowed an additional $250,000 from KeHE to be repaid within 60 days. For this reason, $250,000 of the KeHE loan is reported under Notes Payable (Note 8). As an inducement for making this additional loan, the Company modified the vesting terms of KeHe’s 4,880,000 options, which were to be earned based on certain product purchase thresholds. Upon the execution on May 9, 2011, of the amended Marketing and Distribution Agreement, KeHE became fully vested on 440,000 three year options exercisable at $.30 a share. The fair market value of these options, utilizing the Black Scholes model, was $75,386. These costs were amortized over 60 days. The remaining 4,440,000 of options to be earned for future purchases of inventory were to become fully vested on August 22, 2011, if the $250,000 was not repaid. The additional funds were not repaid and the remaining options vested. The fair market value of these options, utilizing the Black Scholes model, was $976,628 all of which was expensed immediately. The principal of $770,000 is now due in May 2014. As of August 31, 2012, the total amount due under the KeHE Agreement including accrued interest is $828,383.

(b)
On or about February 22, 2010, the Company entered a loan agreement with one of its preferred shareholders and term loan participants (the "Lender") for a loan of $2.5 million (the "Long Term Loan").  On specified dates since then, the Long Term Loan has been increased by a total of $1,000,000.  The original loan was conditional upon the Lender obtaining a first security position on all of the Company's assets.  The loan was also conditional upon the Company's repurchase from Lender and its affiliate of 500,000 shares of the redeemable convertible preferred stock held by them collectively, repayment to the Lender of amounts Lender had previously advanced to Borrower under the Term Loan agreement (discussed above), and issuance to Lender of 9,275,000 shares of the Company's $.001 par value common stock representing twenty percent of the Company's outstanding common stock on a fully-diluted basis.  The maturity date of this Long Term Loan has been extended to February 2014 (See Note 14 - Subsequent Events).  As of August 31, 2012, the total amount due under the Long Term Loan including accrued interest is $4,222,143.

(c)	A unamortized debt discount attributed to the Long-Term Loan as of August 31, 2012 and May 31, 2012 was $52,532 and $99,512, respectively.

Five-Year Maturity of Debt Schedule as of August 31:

Principal

Fiscal 2013	$1,234,000
Fiscal 2014	4,402,000
Fiscal 2015	-
Fiscal 2016	-
Fiscal 2017
Total	$5,636,000

Such five year maturity schedule of debt is exclusive of the $52,532 of unamortized debt discount.

12.           SHAREHOLDERS’ EQUITY

Preferred Stock Issuances

No preferred stock was issued during the three month period ended August 31, 2012.

Common Stock Issuances

During the period ended August 31, 2012, 535,000 shares of common stock were issued to approximately 55 shareholders who purchased shares pursuant to the registration statement which became effective in June 2012.  The shares were sold at $.50 per share for a total of $267,500.

Stock Option Issuances

No stock options were issued during the three month period ended August 31, 2012.

13.           COMMITMENTS AND CONTINGENCY

The Company's subsidiary is currently involved in a couple of legal proceedings that are incidental to its operations.  None of these proceedings may have, or have had in the 12 months preceding the date of this report, a significant effect on the financial position or profitability of the Company or its subsidiary:

CIT Technology Financing Services, Inc. v. Artisanal Cheese, LLC, New York Supreme Court (New York), Index No. 06159/10.   In or about February 2010, Plaintiff filed suit seeking approximately $107,000 pursuant to two copier leases.  The Company negotiated a settlement with plaintiff  to resume monthly payments of $3,000 for the copiers.  The Company defaulted on the settlement agreement.  A judgment was entered but the Plaintiff has agreed to accept monthly payments of $5,000 until the amount due under the initial agreement has been paid.  In a separate but related lawsuit (see Central Business Solutions below), the Company has asserted claims against the service provider which was to have provided for the trade-in and replacement of one copier rather than an additional lease for a third copier.

Central Business Solutions v. Artisanal Cheese, LLC New York City Civil Court (New York County), Index No. 043515/2010.  Plaintiff is seeking approximately $13,000 for equipment maintenance services.  The Company rejected Plaintiff's claim in full and has counterclaimed for damages resulting from Plaintiff's breach of contract, misrepresentation and fraud.  There has been no activity in this case.

Charles Knott v. Artisanal Cheese, LLC, New York Supreme Court (New York County), Index No. 5073/2010.   In June 2012, plaintiff commenced an action to recover unpaid principal and interest of a $150,000 loan made to the company which matured on December 31, 2011.  The Company has negotiated a settlement with plaintiff  which provides for monthly payments of $4,000 until the loan is paid.

14.           SUBSEQUENT EVENTS

In October 2012, two private lenders agreed to loan to the Company a total of $1,700,000 secured and to be paid down by using the Company's credit card receipts for online purchases. The loan bears interest of 6% per annum and matures on October 14, 2014. The lenders each received one share of the Company's common stock for each dollar they loaned, respectively. The proceeds are being used to pay down tax liabilities and for operating capital.  As part of this transaction, the Long-Term Lender extended the maturity date of the Long Term Loan from February 2013 to February 2014.

Pursuant to a second addendum to the Marketing and Distribution Agreement between the Company and KeHE Distributors, the parties agreed that effective February 28, 2013, KeHE will no longer be obligated to maintain on its staff a salesperson dedicated to the Artisanal line of products nor to advance any additional funds under the Agreement.  In exchange, KeHE agreed to the cancellation of 4,880,000 stock options that had previously been awarded to KeHE under the Agreement.  The addendum further provides for the Company's repayment on or before May 31, 2013, of all amounts advanced by KeHE under the Agreement.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-Q. The Financial Statements for the three month period ending August 31, 2012, included in this Form 10-Q are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Three Months ending August 31, 2012 v. August 31, 2011

In the three month period ended August 31, 2012, we recorded sales of $498,665 versus $759,385 in the corresponding three month period in 2011.  The sales reduction was due in part to our decision to limit the number of Costco road shows in favor of focusing our limited sales staff on the expansion of our retail program into traditional retailers that will stock our entire Artisanal CheeseClock™ retail program 52 weeks a year.  The other contributing factor was our low inventory level that was tied to our lack of working capital which is addressed in part in the Subsequent Event section of the footnotes.   We made a decision to allocate a lot of our CEO’s time to our capital raising project to avoid continued daily inventory shortages that caused set-backs in the roll-out of our new retail program and with all customers including foodservice and E-commerce.

As referenced in our Form 10-K, Costco implemented new road shows rules that required all vendors to have two people in attendance during store hours, one of whom had to be a full-time employee of the vendor.  Prior to this rule change we often had temporary workers that resided within the vicinity of the Costco location to conduct the road shows on our behalf to minimize travel costs and allow our full-time staff to spend more time opening new retail stores.  The 4-day road shows that run from Thursday to Sunday consume close to 40 work hours.  Under the new policy, we would have had to use our limited in-house retail staff for the roadshows and then allow them time off during the work week to compensate for the weekend hours they work at Costco.  This significantly limits their ability to build a territory of regularly stocking retailers.  Additionally, the road shows required new travel expenses when locations were beyond 30 miles from our offices.  We needed to cut our expenses too until we were able to secure additional working capital to operate our company.

We are continuing our work with our distributor KeHE, but our growth was still hampered by our need to complete a capital plan (described below) that will enable us to recruit experienced sales personnel to accelerate placement of our Artisanal CheeseClock™ retail program in stores located throughout the country.

This spring the State of Connecticut passed new legislation allowing for wine retailers to operate under new rules that now allow for the sale of packaged food items in wine stores previously barred from selling food items.  We have concentrated our focus on selling our Artisanal CheeseClock™ retail program in the state.  Since the passage of the law, as of this filing we have successfully secured placement of our new retail program in 40 stores by working with wine distributors and wine markers that want their products cross-marketed with Artisanal’s cheeses using the 4-color CheeseClock™.program.  The Connecticut laws now track the laws of New Jersey where we are also concentrating on selling our program.  In New York State, the third state in the Tri-state region, wine stores are prohibited from selling food items.  In New York, we look to partner with beer marketers that are interested in cross-merchandising of their products with our new retail concept.

Our E-commerce division can be our fastest growing business short-term and the one that drives the highest margin.  To achieve this potential, we need a deeper bench of more experienced personnel that can design a stronger customer acquisition plan and increase our daily online customer conversion rate.  We are also looking to partner with much larger e-commerce businesses in wine and food that don’t directly compete with our company but can see the benefit of combining their marketing expertise with our brand, uniqueness and cheese quality.  While subsequent to this filing period, this December we started to cross-market with a online wine retailer by agreeing to include our respective catalogues in shipments to customers.  While our cross-referencing is not complete as to the origin of new customers in November and December 2012 we had 800 and 5,000+ new visitors to our website, respectively.

Our cost of goods sold for the quarter was $423,211 versus $684,814 for the same quarter last year.  We are continuing to work on ways to lower our cost of goods sold due to higher fuel charges that impact prices on packaging, cheese transportation and surcharges from overnight carriers on home deliveries as well as higher fuel surcharges per delivery.  With lower sales, our fixed overhead represents a greater percentage of total sales.  Our gross margin for the three month period was 15%  up from 10% for the same three month period last year.  We are still looking at competing shipping companies to control shipping costs better, assuming the new providers can offer more competitive rates.  With the planned completion of our capital plans we will be able to make greater use of ocean carrier versus the more expensive airfreight which affords us some benefits and reduces the amount of capital tied up in inventory.

In this three month period, the Company recorded a net loss from operations of $828,259 versus a net loss from operations of $2,030,411 for the same period in 2011.  Of this amount, approximately $158,538, is attributable primarily to interest on the term loan, the bridge loan and long-term debt.  Last year, $976,628 was attributable to non-cash stock compensation expense relating to the vesting of 4,440,000 common stock options that had been granted to KeHE Distributors  (discussed below).

Our selling, general and administrative expenses have decreased due to reduced payroll, streamlining of expenses and reduced sales and marketing expenses as a result of the reduction in Costco roadshows.

The Company also incurred $20,084 of amortization charges relating to the intangible assets and $17,100 of depreciation on the fixed assets.

On August 31, 2012, the Company had $482,732 in current assets, which consisted primarily of inventory of $212,328, prepaid expenses of $116,273 and accounts receivable of $154,131. The Company had leasehold improvements and equipment of $484,308, and intangibles of $3,448,095 net of amortization.

Liquidity and Financial Resources at August 31, 2012

As of August 31, 2012, the Company had $4,097,501 in current liabilities, which includes $1,234,000 in notes payable and current portion of long-term debt.  The Company had accounts payable of $620,296, accrued payroll taxes of $1,201,159, and accrued expenses and other current liabilities totaling $962,726.  The Company’s current liabilities also include outstanding prepaid gift certificates and other deferred revenue totaling $74,574 and a cash overdraft of $4,746.

On or about February 22, 2010, we entered a loan agreement with one of our preferred shareholders and term loan participants (the "Lender") for a loan of $2.5 million.  On specified dates since then, the Long Term Loan has been increased by a total of $1,382,000.  The original loan was conditional upon the Lender obtaining a first security position on all of our assets.  The loan was also conditional upon our repurchase from Lender and its affiliate 500,000 shares of redeemable convertible preferred stock they held collectively, repayment to the Lender of amounts Lender had previously advanced to Borrower under the Term Loan agreement and issuance to Lender of 9,275,000 shares of our common stock representing approximately twenty percent of our outstanding common stock on a fully-diluted basis.  In October 2012, the maturity date of this loan was extended from February 2013 to February 2014.  As of August 31, 2012, the total amount due under the Long Term Loan including accrued interest is $4,222,143.

A year later, Artisanal entered into a three-year marketing and distribution agreement granting KeHE Distributors LLC the exclusive rights to distribute into retail outlets all Artisanal products with primary focus on our 16-cheese CheeseClockTM program.  KeHE's exclusivity is dependent upon KeHE meeting specific minimum annual sales.   Under the agreement, KeHE earns a commission of five percent (5%) on all net sales to accounts serviced by KeHE and could also earn up to 4,880,000 of common stock options upon meeting specified sales thresholds over the term of the agreement The agreement further provided that KeHE would loan Artisanal up to $520,000  to facilitate the purchase of inventory required for the KeHE accounts and that KeHE would advance up to an additional $100,000 of marketing funds to be used for in-store demonstrations and related marketing costs.  The loan bears interest at a rate of 3-Month LIBOR plus 5% to be paid quarterly and is secured by our accounts receivable and inventory.

In May 2011, we borrowed an additional $250,000 from KeHE to be repaid within 60 days.  For this reason, $250,000 of the KeHE loan is reported under Notes Payable. As an inducement for making this additional loan, we modified the vesting terms of KeHE’s 4,880,000 options, which were to be earned based on certain product purchase thresholds. Upon the execution on May 9, 2011, of the amended Marketing and Distribution Agreement, KeHE became fully vested in 440,000 three year options exercisable at $.30 a share. The remaining 4,440,000 of options were to become fully vested on August 22, 2011, if the $250,000 was not repaid. As  the additional funds were not repaid on that date, the remaining options vested.  As of August 31, 2012, the total amount due under the KeHE Agreement, as amended, including accrued interest is $828,383.

Over the following twelve months, we raised additional sums of capital from our current lender and shareholders in the form of additions to the Long Term Loan (as described above) and the sold the final outstanding 1,135,000 shares of Series A Preferred Stock that the board had authorized in 2007 in connection with the acquisition of Artisanal's operations but that were not sold at that time.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  We believe that our critical accounting policies are limited to those described below.  For a detailed discussion on the application of these and other accounting policies see Note 2 to our Unaudited Condensed Consolidated Financial Statements.

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

Item 3                               Quantitative and Qualitative Disclosures About Market Risk

Omitted.

Item 4.                               Controls and Procedures

(a)                Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and our principal financial and accounting officer have concluded that our disclosure controls and procedures have not been effective in that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) has not been recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) has not been accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.  Based on this assessment, our management has concluded that as of August 31, 2012, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses indentified in our disclosure controls and procedures as described earlier in this section.

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

Item 4.                        Mine Safety Disclosures. Not applicable.

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

Date:  March 29, 2013