Form 10-Q
period 2012-11-30
Artisanal Brands, Inc.
filed 2013-03-29
CIK 945634

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended November 30, 2012.

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

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q None	Incorporated Document

ARTISANAL BRANDS, INC.

PART I

Page No.

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at November 30, 2012 and May 31, 2012	F-1

	Condensed Consolidated Statements of Operations for the three and six months Ended November 30, 2012 and November 30, 2011	F-2

	Condensed Consolidated Statements of Cash Flows for the six months Ended November 30, 2012 and November 30, 2011	F-3

	Notes to Condensed Consolidated Financial Statements	F-4

ARTISANAL BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2012	2012
	(unaudited)
ASSETS

CURRENT ASSETS:

Cash	$460,494	$43,016
Accounts receivable, net	220,145	173,496
Inventories	490,835	297,300
Advances to suppliers	132,604	-
Prepaid expenses and other current assets	110,038	23,059

Total Current Assets	1,414,116	536,871

FIXED ASSETS, net	472,448	500,583
OTHER ASSETS	36,017	31,514
INTANGIBLES - at cost, net	3,432,585	3,468,179

Total Assets	$5,355,166	$4,537,147

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable	$479,386	$596,636
Prepaid gift certificates and other deferred revenue	46,462	58,778
Note payable to shareholder and current portion of long term debt	1,074,000	1,234,000
Accrued expenses and other current liabilities	558,355	767,216
Accrued payroll taxes	1,202,676	1,093,483

Total Current Liabilities	3,360,879	3,750,113

LONG TERM LIABILITIES:

Credit Card Facility Loan	1,811,592	-
Long Term Debt, net of current portion	4,685,521	4,302,488

Total Liabilities	9,857,992	8,052,601

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 10,000,000 shares authorized, 6,199,154 and 6,514,154 shares issued and outstanding, respectively	6,199	6,514
Common stock - $0.001 par value, 100,000,000 shares authorized 31,409,982 and 28,093,982 shares issued and outstanding, respectively	31,410	28,094
Additional paid-in capital	19,942,159	19,368,435
Accumulated deficit	(24,482,594)	(22,918,497)

Total shareholders' deficit	(4,502,826)	(3,515,454)

Total Liabilities and Shareholders' Deficit	$5,355,166	$4,537,147

See notes to the unaudited condensed consolidated financial statements.

ARTISANAL BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2012	2011	2012	2011

SALES	$589,619	$846,169	$1,088,285	$1,605,555

COST OF GOODS SOLD	465,808	675,130	889,019	1,359,945

GROSS PROFIT	123,811	171,039	199,266	245,610

OPERATING EXPENSES:

SELLING, GENERAL AND ADMINISTRATIVE	651,238	734,524	1,359,231	2,570,668
DEPRECIATION AND AMORTIZATION	32,610	54,696	69,794	109,392

LOSS FROM OPERATIONS
BEFORE INCOME TAXES AND INTEREST	(560,037)	(618,181)	(1,229,759)	(2,434,450)

OTHER INCOME( EXPENSES):
Interest income (expense) and other income	(175,799)	(124,443)	(334,336)	(338,786)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(735,836)	(742,624)	(1,564,095)	(2,773,236)

INCOME TAXES	-	-	-	-

NET LOSS	(735,836)	(742,624)	(1,564,095)	(2,773,236)

LESS PREFERRED STOCK DIVIDEND	-	-	-	-
NET LOSS APPLICABLE TO COMMON SHARES	$(735,836)	$(742,624)	$(1,564,095)	$(2,773,236)

LOSS APPLICABLE PER COMMON SHARE
Basic	$(0.02)	$(0.03)	$(0.05)	$(0.11)
Diluted	$(0.02)	$(0.03)	$(0.05)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: basic	30,135,180	24,716,649	29,135,927	24,544,538
diluted	30,135,180	24,716,649	29,135,927	24,544,538

See notes to the unaudited condensed consolidated financial statements.

ARTISANAL BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended November 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,564,095)	$(2,773,236)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	34,200	67,392
Amortization of intangibles	35,594	42,000
Amortization of debt discount	102,459	136,148
Equity based compensation attributed to debt	166,452	976,628
Common stock issued for services	-	63,255
Changes in operating assets and liabilities
Accounts receivable	(46,649)	64,722
Inventory	(193,535)	23,620
Prepaid expenses and other assets	(86,979)	(16,537)
Advances to suppliers	(132,604)	-
Accounts payable	(117,250)	193,193
Accrued expenses and other current liabilities	304,589	212,685
NET CASH USED IN OPERATING ACTIVITIES	1,497,819	(1,010,130)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase)/sale of fixed assets	(6,065)	5,208
(Increase)/decrease in security deposit	(4,503)	2,363
NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITIES:	(10,568)	7,571

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase/(Decrease) in notes payable	1,700,000	200,000
Repayment in notes payable	(38,409)	-
Sale of preferred stock	-	800,250
Sale of common stock	283,000	-
Payment of term loan	(10,000)	(30,000)
Proceeds from shareholder loan	-	150,000
Benefits from sale of common stock	(8,727)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,925,864	1,120,250

NET INCREASE IN CASH	417,478	117,691

CASH AT BEGINNING OF PERIOD	43,016	43,547

CASH AT END OF PERIOD	$460,494	$161,238

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,266	$834
Income taxes	$-	$-
Non-cash investing and financing activies:
Conversion of preferred shares to common shares	$315,000	$263,300
Preferred shares issued for services	$-	$277,544

See notes to the unaudited condensed consolidated financial statements.

ARTISANAL BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2012
(UNAUDITED)

1.             BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Artisanal Brands, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six months ended November 30, 2012 are not necessarily indicative of the results that may be expected for the year ending May 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2012. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such period.

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

Trade Accounts Receivable and Other Receivables, Net

The Company's accounts receivable consist primarily of amounts due from customers for the sale of its products. The Company records an allowance for doubtful accounts based on management's estimate of collectability of such trade and notes receivables outstanding. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any. The recorded allowance at November 30, 2012 and May 31, 2012, was $20,000.

Revenue Recognition

The Company recognizes revenues associated with the sale of its products at the time of delivery to customers, when the price is fixed or determinable, persuasive evidence of an arrangement exists and collectability of the resulting receivable is reasonably assured.

Marketing and Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses charged to operations for the six months ended November 30, 2012 and 2011 were $34,736 and $97,973, respectively.

Reclassifications

Certain reclassifications have been made to the prior period’s amounts presented to conform to the current period presentations. These reclassifications had no effect on reported income or losses.

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

Goodwill and Intangible Assets

Intangible assets at November 30, 2012 relates to the assets acquired by the Company in August 2007.

The Company reviews long-lived assets, certain identifiable assets and any impairment related to those assets at least annually or whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.

Equity-based Compensation

The Company accounts for equity-based compensation in accordance with guidance issued by the FASB, Share-Based Payment. The Company records compensation expense using a fair-value-based measurement method for all awards granted. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s equity-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the equity-based compensation expense could be significantly different from what we have recorded in the current period. Equity-based compensation for the six months ended November 30, 2012 and November 30, 2011 was $166,452 and $1,039,883, respectively. Of the equity-based compensation booked during the six months ended November 30, 2011, $976,628 is attributable to the vesting of 4,440,000 common stock options that had been granted to KeHE Distributors in connection with the marketing and distribution agreement entered in February 2011 and amended in May 2011.

Net Loss Per Share

In accordance with the FASB guidance for, "Earnings Per Share", basic net loss per share is computed using the weighted average number of common shares outstanding during each period. For the six months ended November 30, 2012, diluted loss per share is the same as basic loss per share since the inclusion of the 5,430,000 outstanding stock options would be antidilutive.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximated fair value as of November 30, 2012, because of the relatively short-term maturity of these instruments and their market interest rates. Since a portion of long-term debt is in default, it is not possible to estimate its value.

Recent Accounting Pronouncements

Any new accounting pronouncements issued but not yet effective have been deemed not to be relevant to the operations of the Company, hence the effects of such undisclosed new accounting pronouncements will have no effect on the Company.

3.             ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	November 30, 2012	May 31, 2012
Trade accounts receivable	$237,542	$188,669
Employees	2,603	4,827
	240,145	193,496
Less allowance for doubtful accounts	(20,000)	(20,000)
	$220,145	$173,496

4.             INVENTORIES

Inventories are valued on a first-in-first-out (FIFO) basis.  Inventories consisted of the following:

	November 30, 2012	May 31, 2012
Cheese inventory	$242,675	$60,701
Shipping/packing material inventory	171,249	166,716
Accessories & books inventory	74,035	67,986
Beverage	2,876	1,897
	$490,835	$297,300

5.             PREPAID EXPENSES

As of November 30, 2012, the Company had prepaid expenses of $110,038, which consisted primarily of prepaid rent of $84,600, prepaid real estate taxes of $6,459, prepaid insurance of $10,843, prepaid interest of $1,976 and other operating expense of $6,160. As of May 31, 2012, the Company had prepaid expenses of $23,059, which consisted primarily of prepaid insurance of $13,207, prepaid interest of $5,978, and other operating expense of $3,874.

6.             FIXED ASSETS

Fixed Assets, net consist of the following:

	November 30, 2012	May 31, 2012
Furniture and fixtures	$179,435	$179,435
Kitchen Equipment	275,203	275,203
Computer Equipment	121,849	121,460
Software & Web Design	32,496	32,496
Cheese Clock by Artisanal tm	157,646	151,971
Leasehold Improvement	356,396	356,396
	1,123,025	1,116,961
Less: Accumulated
Depreciation & Amortization	(650,578)	(616,378)
	$472,448	$500,583

Depreciation expense recorded for the six months ended November 30, 2012 and November 30, 2011, was $34,200 and $67,392, respectively.

7.             INTANGIBLE ASSETS

Intangible assets consist of the following:

	Amortizable life (years)	November 30, 2012	May 31, 2012
Trade name	Indefinite	$1,720,000	$1,720,000
Non-competition agreement	5	110,000	110,000
Non-contractual customer relationships	10	620,000	620,000
Goodwill	Indefinite	1,420,678	1,420,678
Total intangible assets		3,870,678	3,870,678
Accumulated amortization		(438,093)	(402,499)
		$3,432,585	$3,468,179

Amortization expense recorded for the six months ended November 30, 2012 and November 30, 2011, was $35,594 and $42,000, respectively.

8.             NOTES PAYABLE TO EXISTING SHAREHOLDERS and CURRENT PORTION OF LONG TERM DEBT

Notes payable to existing shareholders and current portion of long-term debt consisted of:

	November 30,	May 31,
	2012	2012

Bridge Loan, (a)	$150,000	$150,000
Term Loan, (b)	674,000	834,000
KeHE Loan-current portion, (c)	250,000	250,000
Total Notes payable	$1,074,000	$1,234,000

(a)
In July 2009, the Company secured from an existing shareholder a $150,000 bridge loan at an annual interest rate of nine percent (9%) which matured on September 8, 2009 (the "Bridge Loan").  The Company has defaulted on repayment of the Bridge Loan by the maturity date, however, the lender has agreed to forbear collection until such time as the Company completes a secondary offering. As of November 30, 2012, the total amount due under the Bridge Loan including interest is $191,647.

(b)
During the period July 2009 to February 2010, the Company secured from several existing shareholders a term loan in the aggregate amount of $1,214,000 at an annual interest rate of nine percent (9%) to mature on or about September 10, 2010 (the "Term Loan").  The Term Loan amount has since been reduced to $674,000 (excluding interest) and the due date of the loan was extended to December 31, 2011.  The Company has defaulted on repayment of the Term Loan by the maturity date, however, all but one lender has agreed to forbear collection until such time as the Company completes a secondary offering. In October 2012, one of the lenders agreed to extend the due date of his portion of the loan totaling $150,000 to October 2014 (See Note 11 - Long Term Liabilities). As of November 30, 2012, the total amount due under the Term Loan including interest is $853,717.

(c)
Also reported under Notes Payable is a $250,000 short term loan from KeHE advanced in May 2011 (See Note 11-Long Term Debt). The Company has defaulted on repayment of the short term loan by the maturity date, however, has the full support of KeHE which has agreed to forbear until such time as the Company completes a secondary offering.

9.             ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of November 30, 2012, the Company had accrued expenses and other liabilities of $558,355 which consisted primarily of $332,042 for accrued interest on notes payable to existing shareholders, vendor installment agreements of $60,895, accrued payroll of $25,053, accrued professional fees of $31,330, a customer prepayment of $38,000 and other miscellaneous accruals for $71,035.  As of May 31, 2012, the Company had accrued expenses and other liabilities of $767,216 which consisted primarily of $529,125 for accrued interest on short- and long-term debt, vendor installment agreements of $60,895, accrued payroll of $52,054, accrued professional fees of $12,500, a vendor prepayment of $38,000 and other miscellaneous accruals for $74,643.

10.           ACCRUED PAYROLL TAXES

The Company is in arrears with paying payroll taxes of $1,202,676.  Of this amount approximately $481,000 relates to the parent Company's operations prior to the acquisition of Artisanal Cheese LLC. The balance relates to more recent payroll. The Company has reached installment agreements with the relevant state tax authorities. The Company is currently negotiating with the federal tax authorities to work out a payment program for the taxes owed. The Company’s plan is to make a down payment and then making double weekly tax payments until the arrears are paid.

11.           LONG TERM LIABILITIES

	November 30, 2012	May 31, 2012
Long-term liabilities consists of:

Credit Card Facility Loan, (a)	$1,811,592	$-
Long-Term Loan,(b)	4,298,573	3,882,000
Kehe Loan, (c)	770,000	770,000
Debt Discount, (d)	(133,052)	(99,512)
Total debt	$6,747,113	$4,552,488
Less current portion	(250,000)	(250,000)
Long term debt	$6,497,113	$4,302,488

(a)
In October 2012, two private lenders agreed to loan to the Company a total of $1,700,000 secured and to be paid down by using the Company's credit card receipts for online purchases. The loan bears interest of 6% per annum and matures on October 14, 2014. The lenders each received one share of the Company's common stock for each dollar they loaned, respectively. Accordingly, the Company issued 1,700,000 shares of its common stock valued at $136,000 which was accounted for as a debt discount and amortized over the term of the note. The proceeds are being used to pay down tax liabilities and for operating capital. One of the lenders had previously loaned the Company $150,000 under the term loan (see Note 8-Notes Payable) which matured on December 31, 2011. As part of this transaction, he agreed to postpone repayment of that loan and all accrued interest thereon until the $1,700,000 has been repaid or October 14, 2014, whichever is earlier.  As part of this transaction, the Long-Term Lender extended the maturity date of the Long Term Loan from February 2013 to February 2014. As of November 30, 2012, the total amount due (including accrued interest) under the Credit Card Facility Loan is $1,852,288.

(b)
On or about February 22, 2010, the Company entered a loan agreement with one of its preferred shareholders and term loan participants (the "Lender") for a loan of $2.5 million (the "Long Term Loan"). On specified dates since then, the Long Term Loan has been increased by a total of $1,000,000. The original loan was conditional upon the Lender obtaining a first security position on all of the Company's assets. The loan was also conditional upon the Company's repurchase from Lender and its affiliate of 500,000 shares of the redeemable convertible preferred stock held by them collectively, repayment to the Lender of amounts Lender had previously advanced to Borrower under the Term Loan agreement (discussed above), and issuance to Lender of 9,275,000 shares of the Company's $.001 par value common stock representing twenty percent of the Company's outstanding common stock on a fully-diluted basis. The maturity date of this Long Term Loan and all related interest has been extended to February 2014. As of November 30, 2012, the total amount due under the Long Term Loan including accrued interest is $4,298,573.

(c)
On or about February 11, 2011, the Company entered into a three-year marketing and distribution agreement granting KeHE Distributors LLC the exclusive rights to distribute into retail outlets all Artisanal products with primary focus on the Company's 16-cheese CheeseClock program. KeHE's exclusivity is dependent upon KeHE meeting specific minimum annual sales. Under the agreement, KeHE earns a commission of five percent (5%) on all net sales to accounts serviced by KeHE and may also earn stock options upon meeting specified sales thresholds over the term of the agreement (See Notes to Financials, Note 12, Shareholders Equity for details). The agreement further provides that KeHE will loan up to $520,000 to the Company to facilitate the purchase of inventory required for the KeHE accounts and that KeHE will advance up to an additional $100,000 of marketing funds to be used for in-store demonstrations and related marketing costs. The loan bears interest at a rate of 3-Month LIBOR plus 5% to be paid quarterly and is secured by the Company's accounts receivable and inventory. For so long as any amounts remain outstanding under the loan or KeHE maintains its exclusive distributor status and meets its annual minimum purchases, the Company may not incur any debt or issue any additional common stock without KeHE’s consent, which consent shall not be unreasonably withheld. As of May 2011, the Company had drawn down $520,000 of the total amount permitted under the agreement. In May 2011, it borrowed an additional $250,000 from KeHE to be repaid within 60 days. For this reason, $250,000 of the KeHE loan is reported under Notes Payable (Note 8). As an inducement for making this additional loan, the Company modified the vesting terms of KeHe’s 4,880,000 options, which were to be earned based on certain product purchase thresholds. Upon the execution on May 9, 2011, of the amended Marketing and Distribution Agreement, KeHE became fully vested on 440,000 three year options exercisable at $.30 a share. The fair market value of these options, utilizing the Black Scholes model, was $75,386. These costs were amortized over 60 days. The remaining 4,440,000 of options to be earned for future purchases of inventory were to become fully vested on August 22, 2011, if the $250,000 was not repaid. The additional funds were not repaid and the remaining options vested. The fair market value of these options, utilizing the Black Scholes model, was $976,628 all of which was expensed immediately. The principal of $770,000 is now due in May 2014. As of November 30, 2012, the total amount due under the KeHE Agreement including accrued interest is $838,462.

(d)	A unamortized debt discount attributed to the Long-Term Loan as of November 30, 2012 and May 31, 2012 was $5,552 and $99,512, respectively.

Five-Year Maturity of Debt Schedule as of November 30:

Principal

Fiscal 2013	$1,074,000
Fiscal 2014	6,880,165
Fiscal 2015	-
Fiscal 2016	-
Fiscal 2017	-
Total	$7,954,165

Such five year maturity schedule of debt is exclusive of the $133,052 of unamortized debt discount.

12.           SHAREHOLDERS’ EQUITY

Preferred Stock Issuances

No preferred stock was issued during the six month period ended November 30, 2012.

Common Stock Issuances

During the three month period ended August 31, 2012, 535,000 shares of common stock were issued to approximately 55 shareholders who purchased shares pursuant to the registration statement which became effective in June 2012. The shares were sold at $.50 per share for a total of $267,500.

During the period ended November 30, 2012, the Company issued a total of 1,700,000 shares of common stock to two lenders as part of a loan transaction in October 2012. The Company has recorded a debt discount of $136,000 which will be expensed over a two year period, the life of the loan in connection to these shares.

During the three month period ended November, 2012, 31,000 shares of common stock were issued to 13 shareholders who purchased shares pursuant to the registration statement which became effective in June 2012. The shares were sold at $.50 per share for a total of $15,500.

During the three months ended November 30, 2012, the company issued 1,050,000 shares of common stock for the conversion of 315,000 preferred stock at par value.

Stock Option Issuances

No stock options were issued during the six month period ended November 30, 2012.

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

The following discussion and analysis should be read in conjunction with the information contained in the Financial Statements and the Notes to the financial statements appearing elsewhere in this Form 10-Q. The Financial Statements for the six month period ending November 30, 2012, included in this Form 10-Q are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Three Months ending November 30, 2012 v. November 30, 2011

In the three month period ended November 30, 2012, we recorded sales of $589,619 versus $846,169 in the corresponding three month period in 2011. The sales reduction was due in part to our decision to limit the number of Costco road shows in favor of focusing our limited sales staff on the expansion of our retail program into traditional retailers that will stock our entire Artisanal CheeseClock™ retail program 52 weeks a year. The other contributing factor was our low inventory level that was tied to our lack of working capital. We made a decision to allocate a lot of our CEO’s time to our capital raising project to avoid continued daily inventory shortages that caused set-backs in the roll-out of our new retail program and with all customers including foodservice and E-commerce. Although we were able to obtain additional working capital in late October (discussed below), much of the inventory purchased with that capital was not received until the end of the quarter.

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

This spring the State of Connecticut passed new legislation allowing for wine retailers to operate under new rules that now allow for the sale of packaged food items in wine stores previously barred from selling food items.  We have concentrated our focus on selling our Artisanal CheeseClock™ retail program in the state.  Since the passage of the law, as of this filing we have successfully secured placement of our new retail program in 40 stores by working with wine distributors and wine markers that want their products cross-marketed with Artisanal’s cheeses using the 4-color CheeseClock™.program. The Connecticut laws now track the laws of New Jersey where we are also concentrating on selling our program.  In New York State, the third state in the Tri-state region, wine stores are prohibited from selling food items.  In New York, we look to partner with beer marketers that are interested in cross-merchandising their products with our new retail concept.

Our E-commerce division can be our fastest growing business short-term and the one that drives the highest margin.  To achieve this potential, we need a deeper bench of more experienced personnel that can design a stronger customer acquisition plan and increase our daily online customer conversion rate.  We are also looking to partner with much larger e-commerce businesses in wine and food that don’t directly compete with our company but can see the benefit of combining their marketing expertise with our brand, uniqueness and cheese quality.  Subsequent to this reporting period, this December we started to cross-market with a online wine retailer by agreeing to include our respective catalogues in shipments to customers.  While our cross-referencing is not complete as to the origin of new customers, we had 800 and 5,000+  new visitors to our website in November and December 2012, respectively.

Our cost of goods sold for the quarter was $465,808 versus $675,130 for the same quarter last year.  We are continuing to work on ways to lower our cost of goods sold due to higher fuel charges that impact prices on packaging, cheese transportation and surcharges from overnight carriers on home deliveries as well as higher fuel surcharges per delivery. With lower sales, our fixed overhead represents a greater percentage of total sales. Our gross margin for the three month period was 21% up from 20% for the same three month period last year. We are still looking at competing shipping companies to control shipping costs better, assuming the new providers can offer more competitive rates.  With the planned completion of our capital plans we will be able to make greater use of ocean carrier versus the more expensive airfreight which affords us some benefits and reduces the amount of capital tied up in inventory.

In this three month period, the Company recorded a net loss from operations of $735,836 versus a net loss from operations of $742,624 for the same period in 2011. Of this amount, approximately $175,799, is attributable primarily to interest on the term loan, the bridge loan and long-term debt.

Our selling, general and administrative expenses have decreased due to reduced payroll, streamlining of expenses and reduced sales and marketing expenses as a result of the reduction in Costco roadshows.

The Company also incurred $15,510 of amortization charges relating to the intangible assets and $17,100 of depreciation on the fixed assets.

On November 30, 2012, the Company had $1,414,116 in current assets, which consisted primarily of cash of $460,494, inventory of $490,835, prepaid expenses of $110,038, advances to suppliers of $132,604 and accounts receivable of $220,145. The Company had leasehold improvements and equipment of $472,448, other assets of $36,017 and intangibles of $3,432,585 net of amortization.

Six Months ending November 30, 2012 v. November 30, 2011

In the six month period ended November 30, 2012, we recorded sales of $1,088,285 versus $1,605,555 in the corresponding six month period in 2011. Once again, our reduction of Costco roadshows and low inventory levels contributed to lower sales for this period. It was further determined to be in the best interest of the Company to refrain from promoting and advancing business development initiatives in food service, e-commerce and retail until the company secured adequate working capital to meet the demand.  As a premium brand company, our customers have high expectations and we could not afford to offer inferior service, quality or quantity to new or existing customers.

Our cost of goods sold analysis is the same as we described above in the analysis of the past 3 months ending November 30, 2012.

In this six month period, the Company recorded a net loss from operations of $1,229,759 versus a net loss from operations of $2,434,450 for the same period in 2011. Of the latter amount, $976,628 is attributable to non-cash stock compensation expense relating to the vesting of 4,440,000 common stock options that had been granted to KeHE Distributors in connection with the marketing and distribution agreement entered in February 2011 and amended in May 2011. Management determined that it was in the Company's best interest to accelerate the vesting of these options during our first quarter and take the hit to income immediately, rather than over the three-year term of the agreement when the expense would increase with each potential uptick in our stock price. In this six month period, the Company also incurred $334,336 in interest charges, which is attributable primarily to interest on the term loan, the bridge loan and long-term debt~~.~~

Our selling, general and administrative analysis is the same as we described above in the analysis of the past 3 months ending November 30, 2012.

The Company also incurred $35,594 of amortization charges relating to the intangible assets and $34,200 of depreciation on the fixed assets.

Liquidity and Financial Resources at November 30, 2012

As of November 30, 2012, the Company had $3,360,879 in current liabilities, which includes $1,074,000 in notes payable and current portion of long-term debt.  The Company had accounts payable of $479,386, accrued payroll taxes of $1,202,676, and accrued expenses and other current liabilities totaling $558,355. The Company’s current liabilities also include outstanding prepaid gift certificates and other deferred revenue totaling $46,462.

On or about February 22, 2010, we entered a loan agreement with one of our preferred shareholders and term loan participants (the "Lender") for a loan of $2.5 million. On specified dates since then, the Long Term Loan has been increased by a total of $1,382,000. The original loan was conditional upon the Lender obtaining a first security position on all of our assets. The loan was also conditional upon our repurchase from Lender and its affiliate 500,000 shares of redeemable convertible preferred stock they held collectively, repayment to the Lender of amounts Lender had previously advanced to Borrower under the Term Loan agreement and issuance to Lender of 9,275,000 shares of our common stock representing approximately twenty percent of our outstanding common stock on a fully-diluted basis. In October 2012, the maturity date of this loan was extended to February 2014.  As of November 30, 2012, the total amount due under the Long Term Loan including accrued interest is $4,298,573.

In or about February 2011, Artisanal entered into a three-year marketing and distribution agreement granting KeHE Distributors LLC the exclusive rights to distribute into retail outlets all Artisanal products with primary focus on our 16-cheese CheeseClockTM program.  KeHE's exclusivity is dependent upon KeHE meeting specific minimum annual sales.   Under the agreement, KeHE earns a commission of five percent (5%) on all net sales to accounts serviced by KeHE and could also earn up to 4,880,000 of common stock options upon meeting specified sales thresholds over the term of the agreement The agreement further provided that KeHE would loan Artisanal up to $520,000  to facilitate the purchase of inventory required for the KeHE accounts and that KeHE would advance up to an additional $100,000 of marketing funds to be used for in-store demonstrations and related marketing costs.  The loan bears interest at a rate of 3-Month LIBOR plus 5% to be paid quarterly and is secured by our accounts receivable and inventory.

In May 2011, we borrowed an additional $250,000 from KeHE to be repaid within 60 days.  For this reason, $250,000 of the KeHE loan is reported under Notes Payable. As an inducement for making this additional loan, we modified the vesting terms of KeHE’s 4,880,000 options, which were to be earned based on certain product purchase thresholds. Upon the execution on May 9, 2011, of the amended Marketing and Distribution Agreement, KeHE became fully vested in 440,000 three year options exercisable at $.30 a share. The remaining 4,440,000 of options were to become fully vested on August 22, 2011, if the $250,000 was not repaid. As  the additional funds were not repaid on that date, the remaining options vested.  As of November 30, 2012, the total amount due under the KeHE Agreement, as amended, including accrued interest is $838,462.

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

In October 2012, two private lenders agreed to loan to the Company a total of $1,700,000 secured and to be paid down by using the Company's credit card receipts for online purchases. The loan bears interest of 6% per annum and matures on October 14, 2014. The lenders each received one share of the Company's common stock for each dollar they loaned, respectively. The proceeds are being used to pay down tax liabilities and for operating capital.  One of the lenders had previously loaned the Company $150,000 under the term loan which matured on December 31, 2011.  As part of this transaction, he agreed to postpone repayment of that loan and all accrued interest thereon until the $1,700,000 has been repaid or October 14, 2014, whichever is earlier.  As part of this transaction, the Long-Term Lender extended the maturity date of the Long Term Loan from February 2013 to February 2014.  As of November 30, 2012, the total amount due under the October 2012 Loan, including accrued interest is $1,852,288.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.  Based on this assessment, our management has concluded that as of November 30, 2012, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses indentified in our disclosure controls and procedures as described earlier in this section.

(c)           Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PartII	Other Information

Item 1.	Legal Proceedings

There are currently no legal matters against the Company that are of a material nature or that could adversely impact the Company’s business.

Item 1A.	Risk Factors

Omitted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Mine Safety Disclosures. Not applicable

Item 5.	Other Information. None.

Item 6.	Exhibits.

The following exhibits are included with this filing:

Exhibit 10.42*	Credit Card Facility Loan Agreement

Exhibit 10.43*	Credit Card Facility Promissory Note

Exhibit 10.44*	Credit Card Facility Security Agreement

Exhibit 10.45*	Credit Card Facility Consent

Exhibit 31.1*	Certification of Principal Executive Officer

Exhibit 31.2*	Certification of Principal Accounting Officer

Exhibit 32.1*	Certification Pursuant to 18 U.S.C. Section 1350

Exhibit 32.2*	Certification Pursuant to 18 U.S.C. Section 1350

Exhibit 101.INS**	XBRG Instance

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition

Exhibit 101.LAB**	XBRL Taxonomy Extension Labels

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith

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