Form 10-Q
period 2013-02-28
Artisanal Brands, Inc.
filed 2013-10-03
CIK 945634

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the quarterly period ended February 28, 2013.

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

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐	Smaller reporting company.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date: 33,341,306 common shares and 6,399,154 Series A preferred shares  issued and outstanding as of October 2, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-Q	Incorporated Document
None

 ARTISANAL BRANDS, INC.

PART I

Page No.

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at February 28, 2013 and May 31, 2012	F-1

	Condensed Consolidated Statements of Operations for the three and nine months Ended February 28, 2013 and February 29, 2012	F-2

	Condensed Consolidated Statements of Cash Flows for the nine months Ended February 28, 2013 and February 29, 2012	F-3

	Notes to Condensed Consolidated Financial Statements	F-4

ARTISANAL BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,	May 31,
	2013	2012
	(unaudited)
ASSETS

CURRENT ASSETS:

Cash	$157,681	$43,016
Accounts receivable, net	243,958	173,496
Inventories	362,431	297,300
Advances to suppliers	34,780	-
Prepaid expenses and other current assets	113,975	23,059

Total Current Assets	912,825	536,871

FIXED ASSETS, net	461,987	500,583
OTHER ASSETS	36,017	31,514
INTANGIBLES - at cost, net	3,417,075	3,468,179

Total Assets	$4,827,904	$4,537,147

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable	$626,865	$596,636
Prepaid gift certificates and other deferred revenue	141,625	58,778
Note payable to shareholders'	674,000	984,000
Current portion of long term debt	818,000	250,000
Accrued expenses and other current liabilities	530,676	767,216
Accrued payroll taxes (see note 11)	1,293,879	1,093,483

Total Current Liabilities	4,085,045	3,750,113

LONG TERM LIABILITIES:

Credit card facility loan, net of debt discount	1,470,790	-
Long term debt, net of current portion and debt discount	4,423,787	4,302,488

Total Liabilities	9,979,622	8,052,601

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 10,000,000 shares authorized, 6,199,154 and 6,514,154 shares issued and outstanding, respectively	6,199	6,514
Common stock - $0.001 par value, 100,000,000 shares authorized 31,582,982 and 28,093,982 shares issued and outstanding, respectively	31,584	28,094
Additional paid-in capital	19,976,168	19,368,435
Accumulated deficit	(25,165,669)	(22,918,497)

Total Shareholders' Deficit	(5,151,718)	(3,515,454)

Total Liabilities and Shareholders' Deficit	$4,827,904	$4,537,147

See notes to the unaudited condensed consolidated financial statements.

 ARTISANAL BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

SALES	$975,004	$1,315,625	$2,063,289	$2,921,179

COST OF GOODS SOLD	822,166	931,170	1,711,185	2,291,115

GROSS PROFIT	152,838	384,455	352,104	630,064

OPERATING EXPENSES:

SELLING, GENERAL AND ADMINISTRATIVE	626,249	846,549	1,979,861	3,417,216
DEPRECIATION AND AMORTIZATION	32,610	54,696	102,404	164,088

LOSS FROM OPERATIONS BEFORE INCOME TAXES AND INTEREST	(506,021)	(516,790)	(1,730,162)	(2,951,240)

OTHER INCOME( EXPENSES):
Interest income (expense) and other income	(177,055)	(145,656)	(517,010)	(484,442)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(683,076)	(662,446)	(2,247,171)	(3,435,682)

INCOME TAXES	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(683,076)	$(662,446)	$(2,247,171)	$(3,435,682)

LOSS APPLICABLE PER COMMON SHARE
Basic	$(0.02)	$(0.03)	$(0.08)	$(0.14)
Diluted	$(0.02)	$(0.03)	$(0.08)	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
basic	31,429,826	26,492,982	29,892,158	25,346,649
diluted	31,429,826	26,492,982	29,892,158	25,346,649

See notes to the unaudited condensed consolidated financial statements.

ARTISANAL BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	February 28, 2013	February 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,247,171)	$(3,435,682)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	50,770	101,088
Amortization of intangibles	51,634	63,000
Amortization of debt discount	125,011	183,128
Equity based compensation	195,726	997,047
Common stock issued for services	-	108,805
Changes in operating assets and liabilities
Accounts receivable	(70,462)	124,677
Inventory	(65,131)	(46,062)
Prepaid expenses and other assets	(90,916)	(7,461)
Advances to suppliers	(34,780)	-
Accounts payable	30,229	206,067
Accrued expenses and other current liabilities	509,556	456,632
NET CASH USED IN OPERATING ACTIVITIES	(1,545,534)	(1,248,761)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase)/sale of fixed assets	(12,704)	(20,451)
(Increase)/decrease in security deposit	(4,503)	1,982
NET CASH USED IN INVESTING ACTIVITIES:	(17,207)	(18,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase/(decrease) in notes payable	1,850,000	200,000
Repayment in notes payable	(419,867)	-
Sale of preferred stock	-	800,250
Sale of common stock	289,000	-
Payment of term loan	(33,000)	(60,000)
Proceeds from shareholder loan	-	300,000
Benefits from sale of common stock	(8,727)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,677,406	1,240,250

NET INCREASE (DECREASE) IN CASH	114,665	(26,980)

CASH AT BEGINNING OF PERIOD	43,016	43,547

CASH AT END OF PERIOD	$157,681	$16,567

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,266	$2,085
Income taxes	$-	$-
Non-cash investing and financing activities:
Conversion of preferred shares to common shares	$1,050	$1,019,300
Preferred shares issued for services	$-	$277,544
Common stock issued per loan agreement as debt financing cost	$146,500	$-
Conversion of accrued interest to long term debt	$462,788	$-

See notes to the unaudited condensed consolidated financial statements.

ARTISANAL BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2013
(UNAUDITED)

1.         BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Artisanal Brands, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine months ended February 28, 2013 are not necessarily indicative of the results that may be expected for the year ending May 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2012. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such period.

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

Trade Accounts Receivable and Other Receivables, Net

The Company's accounts receivable consist primarily of amounts due from customers for the sale of its products. The Company records an allowance for doubtful accounts based on management's estimate of collectability of such trade and notes receivables outstanding. The allowance for doubtful accounts represents an amount considered by management to be adequate to cover potential losses, if any. The recorded allowance at February 28, 2013 and May 31, 2012, was $20,000.

Revenue Recognition

The Company recognizes revenues associated with the sale of its products at the time of delivery to customers, when the price is fixed or determinable, persuasive evidence of an arrangement exists and collectability of the resulting receivable is reasonably assured.

Marketing and Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses charged to operations for the nine months ended February 28, 2013 and February 29, 2012 were $43,467 and $119,138, respectively and for the three months ended February 28, 2013 and February 29, 2012 were $8,731 and $21,165, respectively.

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

Goodwill and Intangible Assets

Intangible assets at February 28, 2013 relates to the assets acquired by the Company in August 2007.  The Company reviews long-lived assets, certain identifiable assets and any impairment related to those assets at least annually or whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.

Equity-based Compensation

The Company accounts for equity-based compensation in accordance with guidance issued by the FASB, Share-Based Payment. The Company records compensation expense using a fair-value-based measurement method for all awards granted. In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s equity-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the equity-based compensation expense could be significantly different from what we have recorded in the current period. Equity-based compensation for the nine months ended February 28, 2013 and February 29, 2012 was $195,726 and $1,105,852, respectively and for the three months ended February 28, 2013 and February 29, 2012 were $29,274 and $65,969, respectively. Of the equity-based compensation booked during the nine months ended February 29, 2012, $976,628 is attributable to the vesting of 4,440,000 common stock options that had been granted to KeHE Distributors in connection with the marketing and distribution agreement entered in February 2011 and amended in May 2011.

Net Loss Per Share

In accordance with the FASB guidance for, "Earnings Per Share", basic net loss per share is computed using the weighted average number of common shares outstanding during each period. For the nine months ended February 28, 2013, diluted loss per share is the same as basic loss per share since the inclusion of the 550,000 outstanding stock options would be antidilutive.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value as of February 28, 2013, because of the relatively short-term maturity of these instruments and their market interest rates. Since a portion of long-term debt is in default, it is not possible to estimate its value.

Recent Accounting Pronouncements

Any new accounting pronouncements issued but not yet effective have been deemed not to be relevant to the operations of the Company, hence the effects of such undisclosed new accounting pronouncements will have no effect on the Company.

3.         ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	February 28, 2013	May 31, 2012
Trade accounts receivable	$261,057	$188,669
Employees	2,901	4,827
	263,958	193,496
Less allowance for doubtful accounts	(20,000)	(20,000)
	$243,958	$173,496

4.         INVENTORIES

Inventories are valued on a first-in-first-out (FIFO) basis. Inventories consisted of the following:

	February 28, 2013	May 31, 2012
Cheese inventory	$108,949	$60,701
Shipping/packing material inventory	184,704	166,716
Accessories & books inventory	63,447	67,986
Beverage	5,331	1,897
	$362,431	$297,300

5.         PREPAID EXPENSES

As of February 28, 2013, the Company had prepaid expenses of $113,975, which consisted primarily of prepaid rent of $88,403, prepaid real estate taxes of $3,229, and prepaid insurance of $22,343. As of May 31, 2012, the Company had prepaid expenses of $23,059, which consisted primarily of prepaid insurance of $13,207, prepaid interest of $5,978 and other operating expense of $3,874.

6.         FIXED ASSETS

Fixed Assets, net consist of the following:

	February 28, 2013	May 31, 2012
Furniture and fixtures	$180,185	$179,435
Kitchen Equipment	275,203	275,203
Computer Equipment	123,088	121,460
Software & Web Design	32,496	32,496
Cheese Clock by Artisanal tm	162,296	151,971
Leasehold Improvement	356,396	356,396
	1,129,664	1,116,961
Less: Accumulated
Depreciation & Amortization	(667,677)	(616,378)
	$461,987	$500,583

Depreciation expense recorded for the nine months ended February 28, 2013 and February 29, 2012, was $50,770 and $101,088, respectively and for the three months ended February 28, 2013 and February 29, 2012 were $16,570 and $33,696, respectively.

7.         INTANGIBLE ASSETS

Intangible assets consist of the following:

	Amortizable life	February 28, 2012	May 31, 2012
Trade name	Indefinite	$1,720,000	$1,720,000
Non-competition agreement (years)	5	110,000	110,000
Non-contractual customer relationships (years)	10	620,000	620,000
Goodwill	Indefinite	1,420,678	1,420,678
Total intangible assets		3,870,678	3,870,678
Accumulated amortization		(453,603)	(402,499)
		$3,417,075	$3,468,179

Amortization expense recorded for the nine months ended February 28, 2013 and February 29, 2012, was $51,634 and $63,000, respectively and for the three months ended February 28, 2013 and February 29, 2012 were $16,040 and $21,000, respectively.

8.         NOTES PAYABLE TO EXISTING SHAREHOLDERS

Notes payable to existing shareholders consisted of:

	February 28, 2013	May 31, 2012

Bridge loan, (a)	$150,000	$150,000
Term loan, (b)	524,000	834,000
Total notes payable to existing shareholders	$674,000	$984,000

(a)

In July 2009, the Company secured from an existing shareholder a $150,000 bridge loan at an annual interest rate of nine percent (9%) which matured on September 8, 2009 (the "Bridge Loan").  The Company has defaulted on repayment of the Bridge Loan by the maturity date, however, the lender has agreed to forbear collection until such time as the Company completes a secondary offering. As of February 28, 2013, the total amount due under the Bridge Loan including accrued interest is $194,975.

(b)

During the period July 2009 to February 2010, the Company secured from several existing shareholders a term loan in the aggregate amount of $1,214,000 at an annual interest rate of nine percent (9%) to mature on or about September 10, 2010 (the "Term Loan").  The Term Loan amount has since been reduced to $524,000 (excluding accrued interest) and the due date of the loan was extended to December 31, 2011. The Company has defaulted on repayment of the Term Loan by the maturity date, however, all but one lender has agreed to forbear collection until such time as the Company completes a secondary offering. As of February 28, 2013, the total amount due under the remaining portion of the Term Loan including interest is $679,284.

9.         CURRENT PORTION OF LONG-TERM LIABILITIES

Current portion of long-term liabilities consisted of:

	February 28, 2013	May 31, 2012

KeHE Loan, (a)	$770,000	$250,000
Term Loan, Settlement (b)	48,000	-
Total Current Portion of Long-Term Liabilities	$818,000	$250,000

(a)	Refer Note 12 Long Term Liabilities point (c).

(b)	Refer Note 12 Long Term Liabilities point (d).

10.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of February 28, 2013, the Company had accrued expenses and other liabilities of $530,676 which consisted primarily of $401,768 for accrued interest on notes payable to existing shareholders, accrued payroll of $39,540, accrued professional fees of $42,205, a customer prepayment of $30,400 and other miscellaneous accruals for $16,763.  As of May 31, 2012, the Company had accrued expenses and other liabilities of $767,216 which consisted primarily of $529,125 for accrued interest on short- and long-term debt, vendor installment agreements of $60,895, accrued payroll of $52,054, accrued professional fees of $12,500, a customer prepayment of $38,000 and other miscellaneous accruals for $74,643.

11.       ACCRUED PAYROLL TAXES

The Company is in arrears with paying payroll taxes of $1,293,879.  Of this amount approximately $481,000 relates to the parent Company's operations prior to the acquisition of Artisanal Cheese LLC in 2007. The balance relates to more recent payroll. The Company has reached installment agreements with the relevant state tax authorities. In March 2013, the Company submitted to the Internal Revenue Service a proposal as well as all supporting documentation to resolve the federal tax claim for a lump sum payment of $500,000.  The Company has not yet received a response from the tax authorities.   The Company has made other offers to the IRS but has experienced bureaucratic delays and transfers of the file without a definitive response.

12.       LONG TERM LIABILITIES

	February 28, 2013	May 31, 2012
Long-term liabilities consists of:
Credit card facility loan, (a)	$1,591,790	$-
Long-term loan,(b)	4,298,573	3,882,000
KeHE loan, (c)	770,000	770,000
Term loan settlement (d)	173,214	-
Debt discount, (e)	(121,000)	(99,512)
Total debt	$6,712,577	$4,552,488
Less current portion	(818,000)	(250,000)
Long term debt	$5,894,577	$4,302,488

(a)

In October 2012, two private lenders agreed to loan to the Company a total of $1,700,000 secured and to be paid down by using the Company's credit card receipts for online purchases. The loan bears interest of 6% per annum and matures on October 14, 2014. The lenders each received one share of the Company's common stock for each dollar they loaned, respectively. Accordingly, the Company issued 1,700,000 shares of its common stock valued at $136,000 which was accounted for as a debt discount and amortized over the term of the note. The proceeds are being used to pay down tax liabilities and for operating capital. One of the lenders had previously loaned the Company $150,000 under the term loan which matured on December 31, 2011. As part of this transaction, he agreed to postpone repayment of that loan and all accrued interest thereon until the $1,700,000 has been repaid or October 14, 2014, whichever is earlier.  As part of this transaction, the Long-Term Lender (see (b) below) extended the maturity date of the Long Term Loan from February 2013 to September 2014. In February 2013, one of the lenders under the Credit Card Facility extended an additional loan of $150,000 to be added to the credit card facility but that repayment of that amount and all accrued interest thereon would be postponed until the original $1,700,000 has been repaid. The Company issued 150,000 shares of common stock to one lender as part of a loan transaction of $150,000 in February 2013. The Company has recorded a debt discount of $10,500 which will be expensed over a two year period, the life of the loan in connection to these shares. As of February 28, 2013, the total amount due under the Credit Card Facility Loan including accrued interest is $1,637,765.

(b)

On or about February 22, 2010, the Company entered a loan agreement with one of its preferred shareholders and term loan participants (the "Lender") for a loan of $2.5 million (the "Long Term Loan"). On specified dates since then, the Long Term Loan has been increased by a total of $1,000,000. The original loan was conditional upon the Lender obtaining a first security position on all of the Company's assets. The loan was also conditional upon the Company's repurchase from Lender and its affiliate of 500,000 shares of the redeemable convertible preferred stock held by them collectively, repayment to the Lender of amounts Lender had previously advanced to Borrower under the Term Loan agreement (discussed above), and issuance to Lender of 9,275,000 shares of the Company's $.001 par value common stock representing twenty percent of the Company's outstanding common stock on a fully-diluted basis. The maturity date of this Long Term Loan and all related interest has been extended to September 2014. As of February 28, 2013, the total amount due under the Long Term Loan including accrued interest is $4,374,163.

(c)

On or about February 11, 2011, the Company entered into a three-year marketing and distribution agreement granting KeHE Distributors LLC the exclusive rights to distribute into retail outlets all Artisanal products with primary focus on the Company's 16-cheese CheeseClock program. KeHE's exclusivity is dependent upon KeHE meeting specific minimum annual sales. Under the agreement, KeHE earns a commission of five percent (5%) on all net sales to accounts serviced by KeHE and may also earn stock options upon meeting specified sales thresholds over the term of the agreement (See Note 13 - Shareholders Equity for details). The agreement further provides that KeHE will loan up to $520,000 to the Company to facilitate the purchase of inventory required for the KeHE accounts and that KeHE will advance up to an additional $100,000 of marketing funds to be used for in-store demonstrations and related marketing costs. The loan bears interest at a rate of 3-Month LIBOR plus 5% to be paid quarterly and is secured by the Company's accounts receivable and inventory. For so long as any amounts remain outstanding under the loan or KeHE maintains its exclusive distributor status and meets its annual minimum purchases, the Company may not incur any debt or issue any additional common stock without KeHE’s consent, which consent shall not be unreasonably withheld. As of May 2011, the Company had drawn down $520,000 of the total amount permitted under the agreement. In May 2011, it borrowed an additional $250,000 from KeHE to be repaid within 60 days.  As an inducement for making this additional loan, the Company modified the vesting terms of KeHE’s 4,880,000 options, which were to be earned based on certain product purchase thresholds. Upon the execution on May 9, 2011, of the amended Marketing and Distribution Agreement, KeHE became fully vested on 440,000 three year options exercisable at $.30 a share. The fair market value of these options, utilizing the Black Scholes model, was $75,386. These costs were amortized over 60 days. The remaining 4,440,000 of options to be earned for future purchases of inventory were to become fully vested on August 22, 2011, if the $250,000 was not repaid. The additional funds were not repaid and the remaining options vested. The fair market value of these options, utilizing the Black Scholes model, was $976,628 all of which was expensed immediately. Pursuant to a second addendum to the Marketing and Distribution Agreement, the parties agreed that effective February 28, 2013, KeHE would no longer be obligated to maintain on its staff a salesperson dedicated to the Artisanal line of products or to advance any additional funds under the Agreement.  In exchange, KeHE agreed to the cancellation of the 4,880,000 stock options. The addendum further provides that the Company will repay on or before May 31, 2013, all amounts advanced by KeHE under the Agreement, failing which a one-time penalty of $50,000 shall apply.  For this reason, the full loan amount of $770,000 is now reported under Current Portion of Long-Term Liabilities (Note 9). As of February 28, 2013, the total amount due under the KeHE Agreement including accrued interest is $848,430.

(d)

In December 2012, an agreement was reached with one of the term lenders with respect to his portion of the Term Loan that had matured on December 31, 2011 (see Note 9 - Notes Payable to Existing Shareholders).  The agreement provides for monthly payments of $4,000 through November 2016.  The current portion represents twelve months worth of payments of $48,000. As of February 28, 2013, the total amount due to this lender is $173,213.

(e)	An unamortized debt discount attributed to the Long-Term Loan as of February 28, 2013 was $121,000.

Five-Year Maturity of Debt Schedule as of February 28:

Principal

Fiscal 2014	$1,492,000
Fiscal 2015	5,938,363
Fiscal 2016	48,000
Fiscal 2017	29,213
Fiscal 2018	-
Total	$7,507,576

Such five year maturity schedule of debt is exclusive of the $121,000 of unamortized debt discount.

13.       SHAREHOLDERS’ EQUITY

Preferred Stock Issuances

No preferred stock was issued during the nine months period ended February 28, 2013.

Common Stock Issuances

During the three month period ended August 31, 2012, 535,000 shares of common stock were issued to approximately 55 shareholders who purchased shares pursuant to the registration statement which became effective in June 2012. The shares were sold at $.50 per share for a total of $267,500.

During the three months ended November 30, 2012, the Company issued a total of 1,700,000 shares of common stock to two lenders as part of a loan transaction in October 2012. The Company has recorded a debt discount of $136,000 which will be expensed over a two year period, the life of the loan in connection to these shares.

During the three month period ended November 30, 2012, 31,000 shares of common stock were issued to 13 shareholders who purchased shares pursuant to the registration statement which became effective in June 2012. The shares were sold at $.50 per share for a total of $15,500.

During the three months ended November 30, 2012, the Company issued 1,050,000 shares of common stock for the conversion of 315,000 preferred stock at par value.

During the three month period ended February 28, 2013, 13,000 shares of common stock were issued to four shareholders who purchased shares pursuant to the registration statement which became effective in June 2012. The shares were sold at $.50 per share for a total of $6,500. An additional 10,000 shares were issued to one individual as part of a holiday sales promotion valued at $0.05 per share.

During the three month period ended February 28, 2013, the Company issued 150,000 shares of common stock to one lender as part of a loan transaction of $150,000 in February 2013. The Company has recorded a debt discount of $10,500 which will be expensed over a two year period, the life of the loan in connection to these shares.

Stock Option Issuances

During the nine month period ended February 28, 2013, the Company cancelled 4,880,000 stock options that had been issued to KeHE Distributors. See discussion in Note 12(c) above.

14.       COMMITMENTS AND CONTINGENCY

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

15.       SUBSEQUENT EVENTS

Since the close of the quarter ended February 28, 2013 to the date of this filing, the Company has issued a total of 1,673,674 shares of common stock to two existing lenders with respect to additional loans made to the Company of $696,000 and in exchange for extending repayment of amounts previously advanced. The Company also issued 4,650 shares of common stock with respect to a marketing promotion and a total of 105,000 shares of common stock to two marketing consultants (infra).  During the same period, the Company sold to an existing shareholder 200,000 shares of convertible preferred stock for a total of $200,000. As a result of these transactions, the Company's common stock issued and outstanding increased to 33,341,306 and its preferred stock issued and outstanding increased to 6,399,154.

During the same period, the Company executed three supplemental Promissory Notes to the Credit Card Loan Facility entered on October 19, 2012 in the respective amounts of $300,000 (on May 10, 2013); $121,000 (on July 10, 2013) and $275,000 (on July 12, 2013) for total advances of $696,000.

At a board meeting held on June 19, 2013, the Company’s board of directors accepted the resignation of Mr. John Nesbett who resigned as a director of the Company after more than five years of service. Mr. Nesbett explained that, given the increasing demands of his business and the beginning in June of the Company's new fiscal year, it would be an appropriate time to resign. The Company accepted Mr. Nesbett's resignation and appointed David A. Dowe, MD to fill the vacancy created by Mr. Nesbett's resignation. Dr. Dowe is a shareholder and lender having more than $1 million invested in or loaned to the Company. Dr. Dowe will serve the remainder of Mr. Nesbett’s term until the Company’s next annual meeting of shareholders. Dr. Dowe is a brother of the Company’s CEO, Daniel Dowe.

On or about July 14, 2013, the Company hired Joe Sherman, former CEO of Viking Culinary Group, as a sales and business development consultant. Mr. Sherman will help the Company develop more marketing partnerships among catalog and specialty retailers with particular emphasis on drop-ship sales and web-to-web sales relating to the CheeseClockTM icon.

On or about July 15, 2013, the Company hired, Joern Tittel, former president of MetroWine Distribution Company and founder of Splitbin, an online wine retailer. As Director of Retail Sales, Mr. Tittel will focus upon increasing the number stores that stock the Artisanal CheeseClock™ retail merchandising system and related email marketing, in-store demos and social media plans to drive sales at the store level.

On September 24, 2013, the Company signed a five-year Lease Agreement with Jamestown 47th Avenue, L.P, a nationwide real estate investor and manager of major commercial properties, including Chelsea Market in Manhattan. The Company will occupy approximately 11,000 square feet of space in what is currently known as the Falchi Building located in Long Island City, New York. The space will house executive and sales offices, four state-of-the-art cheese-aging caves, a packaging and shipping facility and customer call center. In addition, the Company executed a two-year License Agreement for approximately 1,000 square feet of retail space at the front of the Falchi Building in which the Company intends to open by the end of the calendar year its first cheese shop and café.

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the information contained in the Unaudited Condensed Consolidated Financial Statements and the Notes to the Unaudited Condensed Consolidated financial statements appearing elsewhere in this Form 10-Q. The Unaudited Condensed Consolidated Financial Statements for the nine month period ending February 28, 2013, included in this Form 10-Q are unaudited; however, this information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.

Results of Operations

Three Months ending February 28, 2013 v. February 29, 2012

In the three month period ended February 28, 2013, we recorded sales of $975,004 versus $1,315,625 in the corresponding three month period in 2012. The sales reduction was due in part to our decision to discontinue Costco road shows due to the high sampling and salary cost. Instead, we focused our limited sales staff on expanding the Artisanal CheeseClock™ retail merchandising program. Another factor contributing to lower sales was low inventory which was tied to our lack of working capital. Much of our CEO’s time in the second quarter was allocated to our capital raising project to reduce continued daily inventory shortages that caused set-backs in the roll-out of our new retail program and with foodservice and E-commerce customers. Although we were able to obtain additional working capital in late October (discussed below) we deployed as much capital as we could to meet holiday season sales demand, however we needed more time to begin the process of recruiting new people to our company and building our sales organization. We also had many retailers postpone decisions to stock the Artisanal CheeseClock™ retail merchandising program during the hectic holiday weeks in November and December which continued into January.   February is a month where many of the wine retailers make significant inventory purchases on programs offered by the wine distributors and this too impacted our ability to close new accounts.  In February we hired a Senior Sales Manager and consolidated our small retail and foodservice sales staffs into one unit giving us the chance to service more accounts within a territory for less cost and each sales person now having greater opportunities to earn higher sales commissions with the territories they cover.  Having a Senior Sales Manager also brings a greater concentration of focus to sales and permits our CEO to focus on strategy, capital planning and pursuing only very large accounts.

We are continuing to work with our distributor KeHE, but our growth was still hampered by our need to complete a capital plan (described below) that will enable us to recruit experienced sales personnel to accelerate placement of our Artisanal CheeseClock™ retail program in stores located throughout the country.  Until then, we are concentrating our sales efforts in the greater New York tri-state region.

Last spring the State of Connecticut passed new legislation allowing wine retailers to sell packaged food items in their stores.  This opens up a whole new market for us and we have concentrated our sales expansion plans in this state.  We have done extensive mailers to every wine store and we are working with three distributors and wine makers that service the state to identify the best prospects for the Artisanal CheeseClock™ retail program.  We plan to recruit one full-time sales person to cover this region and work very closely with the territory sales representatives of wine distributors to secure as many stocking retailers as we can.  As of this filing, we have successfully secured placement of our new retail program in over 40 retail stores by working with wine distributors and wine markers that want their products cross-marketed with Artisanal’s cheeses using the 4-color CheeseClock™ program.   The Connecticut laws now track the laws of New Jersey where we are also focusing on selling our program in Delaware.  Currently we are working with the Delaware Alcohol and Beverage Counsel on ways to secure permits for qualifying stores to sell the CheeseClock™ program. As legislation becomes less stringent, Delaware will be another great state for us to pursue and we already have five stocking retailers.  Because wine stores in New York are prohibited from selling food items, we are looking to partner with beer marketers that are interested in cross-merchandising their products with our new retail concept.  We also continue to concentrate on the best specialty food stores that attract consumers seeking exceptional quality foods to expand our program in New York.

Our E-commerce division can be our fastest growing business short-term and the one that drives the highest margin.  To achieve full potential, we need a deeper bench of more experienced personnel that can design a stronger customer acquisition plan and increase our daily online customer conversion rate.  Our plan is to hire a new E-commerce Manager, just as we did to oversee and focus our territory foodservice and retail sales.   We are also looking to partner with much larger e-commerce businesses in wine and food that don’t directly compete with our company but can see the benefit of combining their marketing expertise with our brand, uniqueness and cheese quality.  This December we started to cross-market with an online wine retailer by agreeing to include our respective catalogues in shipments to customers.  While our ability to track the origin of new customers is not complete, we had 800 and 5,000+ new visitors to our website in November and December 2012, respectively.

In February we started to market a new web-to-web growth plan developed around the Artisanal CheeseClock™, where online wine merchants are being offered the opportunity to post the CheeseClock™ icon on wine product pages with a direct click-through to our site to buy cheeses best paired with the wines that were selected.  We will share in the revenues of cheese sales with the sites that direct the traffic to our website.

We also started marketing the Artisanal Serving Set, which is a high-quality porcelain platter, with 4 serving plates and 4 cheese knives all designed around the 4-colors of the Artisanal CheeseClock™.  This is a new gifting item we are offering on its own and in conjunction with sales of the Artisanal Cheese Club.  We already have one of the largest and best luxury catalog companies interested in posting these products for sale on its website this Spring and in printed catalogs for mailings starting in September.

Our cost of goods sold for the quarter was $822,166 versus $931,170 for the same quarter last year.  We are continuing to work on ways to lower our cost of goods sold due to higher costs from fuel charges that impact prices on packaging, cheese transportation and surcharges from overnight carriers on home deliveries as well as higher fuel surcharges per delivery. With lower sales, our fixed overhead represents a greater percentage of total sales. Our gross margin for the three month period was 16% from 29% for the same three month period last year. We are still looking at competing shipping companies to control shipping costs better, assuming the new providers can offer more competitive rates.  With the planned completion of our capital plans we will be able to make greater use of ocean carrier versus the more expensive airfreight which affords us some benefits and reduces the amount of capital tied up in inventory.

In this three month period, the Company recorded a net loss from operations of $683,076 versus a net loss from operations of $662,446 for the same period in 2012. Of this amount, $177,055, is attributable primarily to interest on the term loan, bridge loan, credit card loan facility and long-term debt.

Our selling, general and administrative expenses have decreased due to cost cutting measures such as reducing payroll, streamlining all expenses and reducing sales and marketing expenses.

The Company also incurred $16,040 and $21,000 of amortization charges relating to the intangible assets, respectively and $16,570 and $33,696 of depreciation on the fixed assets, respectively during the three months ended February 28, 2013 and February 29, 2012.

On February 28, 2013, the Company had $912,825 in current assets, which consisted primarily of cash of $157,681, inventory of $362,431, prepaid expenses of $113,975, advances to suppliers of $34,780 and accounts receivable of $243,958. The Company had leasehold improvements and equipment of $461,987, other assets of $36,017 and intangibles of $3,417,075 net of amortization.

Nine months ending February 28, 2013 v. February 29, 2012

In the nine month period ended February 28, 2013, we recorded sales of $2,063,289 versus $2,921,179 in the corresponding nine month period in 2012. Once again, our decision to discontinue Costco road shows ,focus on building a sales team and low inventory levels from prior periods contributed to lower sales. With new sales management, new territory representatives, more daily interaction with our customers in one targeted region of sales and continued work from our CEO on capital fund-raising, targeting major accounts and building a better management team, we believe the pieces are in place to achieve success with the Artisanal CheeseClock™ program--a proprietary marketing concept--leading us into untapped markets.

Our cost of goods sold analysis is the same as we described above in the analysis of the past three months ending February 28, 2013.

In this nine month period, the Company recorded a net loss from operations of $2,247,171 versus a net loss from operations of $3,435,682 for the same period in 2012. Of the latter amount, $976,628 was attributable to non-cash stock compensation expense relating to the vesting of 4,440,000 common stock options that had been granted to KeHE Distributors in connection with the marketing and distribution agreement entered in February 2011 and amended in May 2011. Management determined that it was in the Company's best interest to accelerate the vesting of these options during our first quarter and take the hit to income immediately, rather than over the three-year term of the agreement when the expense would increase with each potential uptick in our stock price.  However, on February 28, 2013 we reached an agreement with KeHE to repay its loan in May 2013 and to terminate the 4,880,000 stock options. In this nine month period, the Company also incurred $517,010 in interest charges, which is attributable primarily to interest on the term loan, the bridge loan and long-term debt.

Our selling, general and administrative analysis is the same as we described above in the analysis of the past three months ending February 28, 2013.

The Company also incurred $51,634 and $51,634 of amortization charges relating to the intangible assets, respectively and $50,770 and $63,000 of depreciation on the fixed assets, respectively during the three and nine months ended February 28, 2013 and February 29, 2012.

Liquidity and Financial Resources at February 28, 2013

As of February 28, 2013, the Company had $4,085,045 in current liabilities, which includes $674,000 in notes payable to existing shareholders and $818,000 in current portion of long-term debt. The Company had accounts payable of $626,865, accrued payroll taxes of $1,293,879, and accrued expenses and other current liabilities totaling $530,676. The Company’s current liabilities also include outstanding prepaid gift certificates and other deferred revenue totaling $141,625.

On or about February 22, 2010, we entered a loan agreement with one of our preferred shareholders and term loan participants (the "Lender") for a loan of $2.5 million. On specified dates since then, the Long Term Loan has been increased by a total of $1,382,000. The original loan was conditional upon the Lender obtaining a first security position on all of our assets. The loan was also conditional upon our repurchase from Lender and its affiliate 500,000 shares of redeemable convertible preferred stock they held collectively, repayment to the Lender of amounts Lender had previously advanced to Borrower under the Term Loan agreement and issuance to Lender of 9,275,000 shares of our common stock representing approximately twenty percent of our outstanding common stock on a fully-diluted basis. In October 2012, the maturity date of this loan was extended to September 2014.  As of February 28, 2013, the total amount due under the Long Term Loan including accrued interest is $4,374,163.

In or about February 2011, Artisanal entered into a three-year marketing and distribution agreement granting KeHE Distributors LLC the exclusive rights to distribute into retail outlets all Artisanal products with primary focus on our 16-cheese CheeseClockTM program.  KeHE's exclusivity is dependent upon KeHE meeting specific minimum annual sales.   Under the agreement, KeHE earns a commission of five percent (5%) on all net sales to accounts serviced by KeHE and could also earn up to 4,880,000 of common stock options upon meeting specified sales thresholds over the term of the agreement The agreement further provided that KeHE would loan Artisanal up to $520,000 to facilitate the purchase of inventory required for the KeHE accounts and that KeHE would advance up to an additional $100,000 of marketing funds to be used for in-store demonstrations and related marketing costs.  The loan bears interest at a rate of 3-Month LIBOR plus 5% to be paid quarterly and is secured by our accounts receivable and inventory.  In May 2011, we borrowed an additional $250,000 from KeHE to be repaid within 60 days.  As an inducement for making this additional loan, we modified the vesting terms of KeHE’s 4,880,000 options, which were to be earned based on certain product purchase thresholds. Upon the execution on May 9, 2011, of the amended Marketing and Distribution Agreement, KeHE became fully vested in 440,000 three year options exercisable at $.30 a share. The remaining 4,880,000 of options were to become fully vested on August 22, 2011, if the $250,000 was not repaid. As the additional funds were not repaid on that date, the remaining options vested.  Pursuant to a second addendum to the Marketing and Distribution Agreement, the parties agreed that effective February 28, 2013, KeHE would no longer be obligated to maintain on its staff a salesperson dedicated to the Artisanal line of products or to advance any additional funds under the Agreement.  In exchange, KeHE agreed to the cancellation of the 4,880,000 stock options. The addendum further provides that the Company will repay on or before May 31, 2013, all amounts advanced by KeHE under the Agreement, failing which a penalty of $50,000 shall apply. As of February 28, 2013, the total amount due under the KeHE Agreement, as amended, including accrued interest is $838,430.

Over the twelve-month following the KeHE agreement, we raised additional sums of capital from our current lender and shareholders in the form of additions to the Long Term Loan (as described above) and the sold the final outstanding 1,135,000 shares of Series A Preferred Stock that the board had authorized in 2007 in connection with the acquisition of Artisanal's operations but that were not sold at that time.

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

In October 2012, two private lenders agreed to loan to the Company a total of $1,700,000 secured and to be paid down by using the Company's credit card receipts for online purchases. The loan bears interest of 6% per annum and matures on October 14, 2014. The lenders each received one share of the Company's common stock for each dollar they loaned, respectively. The proceeds are being used to pay down tax liabilities and for operating capital.  One of the lenders had previously loaned the Company $150,000 under the term loan which matured on December 31, 2011.  As part of this transaction, he agreed to postpone repayment of that loan and all accrued interest thereon until the $1,700,000 has been repaid or October 14, 2014, whichever is earlier.  As part of this transaction, the Long-Term Lender extended the maturity date of the Long Term Loan from February 2013 to September 2014.  As of February 28, 2013, the total amount due under the Credit Card Facility Loan including accrued interest is $1,637,765.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.  Based on this assessment, our management has concluded that as of February 28, 2013, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the material weaknesses indentified in our disclosure controls and procedures as described earlier in this section.

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

Date:  October 2, 2013